Form 10-Q
period 2010-07-31
Gordmans Stores, Inc.
filed 2010-09-09
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34842

Gordmans Stores, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	26-3171987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12100 West Center Road,

Omaha, Nebraska 68144

(Address of principal executive offices) (Zip Code)

(402) 691-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $0.001 par value, outstanding as of September 8, 2010: 18,703,086 shares

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, or strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	changes in consumer spending and general economic conditions;

•	our ability to identify and respond to new and changing fashion trends, guest preferences and other related factors;

•	fluctuations in our sales and results of operations on a seasonal basis;

•	intense competition from other retailers;

•	our ability to maintain or improve levels of comparable store sales;

•	our successful implementation of advertising, marketing and promotional strategies;

•	termination of our license agreements;

•	our ability to obtain merchandise at acceptable prices;

•	shortages of inventory and harm to our reputation due to difficulties or shut-down of our distribution facilities;

•	our reliance upon independent third-party transportation providers for substantially all of our merchandise shipments;

•	our growth strategy including the ability to identify acceptable store locations at appropriate costs;

•	our dependence on a strong brand image;

•	our leasing of substantial amounts of space;

•	the inability to find a sufficient number of store associates that reflect our brand image and embody our culture;

•	our dependence upon key executive management;

•	our reliance on information systems;

•	system security risk issues that could disrupt our internal operations or information technology services;

•	changes in laws and regulations applicable to our business;

•	our inability to protect our trademarks or other intellectual property rights;

•	fluctuations in energy costs;

•	claims made against us resulting in litigation;

•	impairment on our long-lived assets;

•	our substantial lease obligations; and

•	restrictions imposed by our indebtedness on our current and future operations.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-166436), as amended (the “Registration Statement”), filed with the Securities and Exchange Commission (“SEC”). The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s except share data)

	July 31, 2010	January 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$6,658	$16,601
Accounts receivable	2,146	2,544
Landlord receivable	633	423
Merchandise inventories	66,327	49,291
Deferred income taxes	2,640	2,491
Prepaid expenses	7,464	4,581

Total current assets	85,868	75,931
PROPERTY, BUILDINGS AND EQUIPMENT, net	15,504	10,444
INTANGIBLE ASSETS, net	2,213	2,262
DEFERRED INCOME TAXES	2,559	1,050
OTHER ASSETS	2,170	2,431

TOTAL ASSETS	$108,314	$92,118

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Revolving line of credit facility	$14,888	$—
Accounts payable	39,616	30,685
Income taxes payable	3,532	3,715
Accrued expenses	24,047	24,633
Notes payable, current portion	1,342	667
Capital lease obligations, current portion	269	68

Total current liabilities	83,694	59,768

NONCURRENT LIABILITIES:

Notes payable, net of current portion	959	778
Deferred rent	6,055	4,686
Capital lease obligations, net of current portion	1,019	—
Other liabilities	753	937

Total noncurrent liabilities	8,786	6,401

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock
$0.001 par value, 100,000 shares authorized, none issued and outstanding as of July 31, 2010 and January 30, 2010:	—	—
Common stock
$0.001 par value, 44,917,520 shares authorized, 15,488,800 issued and outstanding as of July 31, 2010 and January 30, 2010:	15	15
Additional paid-in capital	20,562	20,328
Retained earnings (deficit)	(4,743)	5,606

Total stockholders’ equity	15,834	25,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,314	$92,118

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except share data)

(Unaudited)

	13 Weeks Ended July 31, 2010	13 Weeks Ended August 1, 2009	26 Weeks Ended July 31, 2010	26 Weeks Ended August 1, 2009
Net sales	$113,118	$98,631	$225,009	$192,103
License fees from leased departments	1,371	1,231	2,967	2,578
Cost of sales	(64,548)	(56,707)	(125,486)	(109,210)

Gross profit	49,941	43,155	102,490	85,471
Selling, general and administrative expenses	(44,323)	(39,431)	(86,571)	(75,723)

Income from operations	5,618	3,724	15,919	9,748
Interest expense	(225)	(267)	(404)	(534)

Income before taxes	5,393	3,457	15,515	9,214
Income tax expense	(2,119)	(1,275)	(5,864)	(3,398)

Net income	$3,274	$2,182	$9,651	$5,816

Net income per common share (basic)	$0.21	$0.14	$0.62	$0.38
Weighted-average common shares outstanding (basic)	15,488,800	15,488,800	15,488,800	15,488,800
Net income per common share (assuming dilution)	$0.20	$0.14	$0.60	$0.37
Weighted-average common shares outstanding (including dilutive securities)	16,173,746	15,515,444	16,185,238	15,512,652

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Unaudited)

	26 Weeks Ended July 31, 2010	26 Weeks Ended August 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,651	$5,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,142	844
Amortization of deferred financing fees	256	214
Deferred income taxes	(1,658)	—
Stock option expense	234	162
Net changes in assets and liabilities:
Accounts and landlord receivables	189	(92)
Merchandise inventories	(17,036)	(17,656)
Prepaid expenses	(2,466)	463
Other assets	5	1
Accounts payable	9,330	14,873
Deferred rent	1,368	551
Income tax payable	(182)	2,967
Accrued expenses	(771)	(2,481)

Net cash provided by operating activities	62	5,662

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,371)	(1,160)

Proceeds from sale of property and equipment	1,060	—

Net cash used in investing activities	(4,311)	(1,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit activity, net	14,888	16,519
Proceeds from financing	—	2,000
Payment on obligations under capitalized leases and financing agreements	(582)	(327)
Dividends paid	(20,000)	—
Debt issuance costs	—	(1,871)

Net cash provided by / (used in) financing activities	(5,694)	16,321

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,943)	20,823
CASH AND CASH EQUIVALENTS, Beginning of period	16,601	5,218

CASH AND CASH EQUIVALENTS, End of period	$6,658	$26,041

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Gordmans Stores, Inc., (the “Company”) operated 68 everyday low price department stores under the trade name “Gordmans” located in 16 primarily Midwestern states as of July 31, 2010. Gordmans offers a wide assortment of name brand clothing for all ages, accessories, footwear and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment.

Basis of Presentation – The condensed consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc. and Gordmans Distribution Company, Inc. All intercompany transactions and balances have been eliminated in consolidation. The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31.

The condensed consolidated balance sheets as of July 31, 2010 and the condensed consolidated statements of income and cash flows for the thirteen weeks ended July 31, 2010 and August 1, 2009 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the financial position, results of operation and cash flows, have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the consolidated financial statements for the fiscal year ended January 30, 2010, included in the Company’s Registration Statement on Form S-1 (File No. 333-166436), as amended (the “Registration Statement”), filed with the Securities and Exchange Commission (“SEC”).

Due to the seasonality of our business, the results of operations for any quarter are not necessarily indicative of the operating results for the full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of sales and costs associated with the opening of new stores.

Employee Stock-Based Compensation – The Company recognized all share-based payments to employees in the income statement based on the grant date fair value of the award for those awards that are expected to vest. Forfeitures of awards are estimated at the time of grant and revised appropriately in subsequent periods if actual forfeitures differ from those estimates. The Company utilizes the Black-Scholes option valuation model to calculate the valuation of each stock option. Expected volatility was based on historical volatility of the common stock for a peer group of other companies within the retail industry. The expected term of the options represents the period of time until exercise or termination and is based on the historical experience of similar awards. The risk free rate is based on the U.S. Treasury rate at the time of the grants for instruments of a comparable life. The dividend yield of the index was assumed to be two percent.

Use of Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions are subject to inherent uncertainties, which may cause actual results to differ from reported amounts.

Financial Instruments – For the revolving line of credit and the equipment loan (see Note C), fair value approximates the carrying value due to the variable interest rates of these arrangements. Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of long-term debt at July 31, 2010 and January 30, 2010 approximates its carrying amount. For all other financial instruments including cash, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

Segment Reporting – The Company has one reportable segment. The Company’s operations include only activities related to retail stores located primarily throughout the Midwestern states.

B. PROPERTY, BUILDING AND EQUIPMENT

Property, buildings and equipment consist of the following (in thousands):

	July 31, 2010	January 30, 2010
Buildings and leasehold improvements	$2,058	$1,582
Furniture, fixtures and equipment	10,793	9,099
Construction in progress	3,941	1,251
Capitalized leases	1,739	445

	18,531	12,377
Less accumulated depreciation and amortization	(3,027)	(1,933)

	$15,504	$10,444

C. DEBT OBLIGATIONS

Revolving Line of Credit Facility – Borrowings under the $78.0 million revolving line of credit facility with Wells Fargo Retail Finance, LLC, CIT Bank and PNC Bank (“WF LOC”) bear interest at various rates based on the excess availability and time of year, with two rate options at the discretion of management as follows: (1) For base rate advances, borrowings bear interest at prime rate plus 3.00% during the non-seasonal period and prime rate plus 3.75% during the seasonal period. When excess availability is $20.0 million or greater, borrowings for base rate advances bear interest at prime rate plus 2.75% during the non-seasonal period and prime rate plus 3.50% during the seasonal period. (2) For LIBOR rate advances, borrowings bear interest at LIBOR rate plus 4.00% during the non-seasonal period and LIBOR rate plus 4.75% during the seasonal period. When excess availability is $20.0 million or greater, borrowings for LIBOR advances bear interest at LIBOR rate plus 3.75% during the non-seasonal period and LIBOR rate plus 4.50% during the seasonal period. Borrowings available under the WF LOC may not exceed the borrowing base (consisting of specified percentages of credit card receivables and eligible inventory, less applicable reserves). The Company had $14.9 million of borrowings outstanding under this revolving line of credit facility at July 31, 2010. There were no borrowings outstanding under this revolving line of credit at January 30, 2010. The Company had $27.2 million and $22.9 million available to borrow at July 31, 2010 and January 30, 2010, respectively. Borrowings under this facility bore an interest rate of 6.00% at July 31, 2010. The Company had outstanding letters of credit totaling approximately $1.8 million as of July 31, 2010. Borrowings were secured by the Company’s inventory, accounts receivable, and all other personal property, except as specifically excluded in the agreement. Among other provisions, the revolving line of credit facility contains certain financial covenants related to earnings before interest, taxes, depreciation and amortization (EBITDA), and restricts the amount of capital expenditures and dividends that can be paid without consent from the lenders. As of July 31, 2010, the Company was in compliance with all of its debt covenants. The credit facility expires on February 20, 2013. The WF LOC contains a subjective acceleration clause, whereby, when borrowings are outstanding on the WF LOC, Wells Fargo has full cash dominion to apply the deposits received from customers in the main concentration account against WF LOC borrowings. As a result, the acceleration clause requires the Company to classify all of the outstanding WF LOC balances as a current liability.

Notes Payable – Notes payable consist of the following (in thousands):

	July 31, 2010	January 30, 2010
Term notes payable	$2,301	$1,445
Less current portion	1,342	667

Noncurrent notes payable	$959	$778

As part of the Company’s WF LOC, a $2.0 million Equipment Loan was established. The note contains a variable interest rate of the prevailing base rate plus 4.00% (7.25% at July 31, 2010). Principal payments of $0.1 million are due monthly through the February 20, 2012 maturity. The loan is secured similarly to the WF LOC by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement.

The Company has also entered into a financing arrangement to purchase software. Payments of $0.2 million, including interest at 2.6%, are due quarterly through the March 2012 maturity date.

Annual scheduled debt maturities are $0.7 million, $1.3 million and $0.3 million for the remainder of fiscal year 2010, fiscal 2011 and fiscal 2012, respectively.

D. LEASES

The Company has entered into short and long term capital and operating lease agreements. These leases include real estate related to retail store locations, the distribution centers and the corporate headquarters, as well as equipment. The leases expire on various dates through the year 2028 with most of the leases containing renewal options. Certain retail store leases contain provisions for additional rent based on varying percentages of sales. During the thirteen weeks ended July 31, 2010, the Company entered into three capital leases on information technology equipment.

Future obligations under non-cancelable capital leases as of July 31, 2010 are as follows (in thousands):

Remainder of 2010	$257
2011	458
2012	458
2013	190

Total minimum lease payments	1,363
Less imputed interest	(75)

Present value of minimum lease payments	1,288
Less: current maturities of capital lease obligations	(269)

Noncurrent maturities of capital lease obligations	$1,019

E. NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares and incremental shares that may be issued in future periods related to outstanding stock options, if dilutive. When calculating incremental shares related to outstanding stock options, the Company applies the treasury stock method. The treasury stock method assumes that proceeds, consisting of the amount the option holder must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits that would be credited to additional paid-in capital on exercise of the stock options, are used to repurchase outstanding shares at the average market price for the period. The treasury stock method is applied only to share grants for which the effect is dilutive.

The following is a reconciliation of the outstanding shares utilized in the computation of net income per common share:

	13 Weeks Ended July 31, 2010	13 Weeks Ended August 1, 2009	26 Weeks Ended July 31, 2010	26 Weeks Ended August 1, 2009
Weighted Average Shares Outstanding (basic)	15,488,800	15,488,800	15,488,800	15,488,800
Effect of Dilutive Options to Purchase Common Stock	684,946	26,644	696,438	23,852

Weighted Average Common Shares Outstanding (Diluted)	16,173,746	15,515,444	16,185,238	15,512,652

F. STOCK OPTION PLANS

The Company has a stock option plan which provides for granting options of the outstanding stock to officers of the Company for purchases of common stock at prices set forth by the Board of Directors. The Company used the Black-Scholes option valuation model to estimate fair value of the options. This model required an estimate of the volatility of the Company’s share price, however, because the Company’s shares or options were not publicly traded, it determined that it was not practicable for it to estimate the expected volatility of its share price. Thus, the Company accounted for equity share options based on a value calculated using the historical volatility of an appropriate industry sector index instead of the expected volatility of the entity’s share price. The historical volatility was calculated using comparisons to peers in the Company’s market sector, which was chosen due to the proximity of size and industry to the Company, at monthly intervals over the expected term of the option.

In determining the expense to be recorded for options, the significant assumptions utilized in applying the Black-Scholes option valuation model are the risk-free interest rate, expected term, dividend yield and expected volatility (discussed above). The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the assumption in the model. The expected term of an option award is based on historical experience of similar awards. The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants in the twenty-six weeks ended July 31, 2010 are illustrated in the following table:

26 Weeks Ended July 31, 2010
Risk-free interest rate	2.60%
Dividend yield	2.00%
Expected volatility	42.0%
Expected life (years)	5
Weighted average fair value of options granted	$5.38

A summary of stock option activity during the twenty-six weeks ended July 31, 2010 follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1) (thousands)
Outstanding, January 30, 2010	1,084,216	$1.29
Granted	201,354	$10.01
Exercised	—	—
Forfeited / Expired	—	—

Outstanding, July 31, 2010	1,285,570	$2.66	8.8	$10,722
Exercisable, July 31, 2010	—	N/A	N/A	N/A
Vested or expected to vest at July 31, 2010	216,843	$1.29	8.7	$2,106

(1)

The aggregate intrinsic value for stock options is the difference between the current estimated market value of the Company’s stock as of July 31, 2010 and the option strike price. The Company estimated the market value of its stock based on the initial public offering price of $11.00 per share on August 4, 2010.

Stock options were granted at prices computed to be below fair market value on the date of grant, had ten-year contractual terms and vested no later than five years from the date of grant. None of the stock options outstanding at July 31, 2010 were subject to performance or market-based vesting conditions.

For the thirteen week periods ended July 31, 2010 and August 1, 2009, compensation expense was $0.1 million and $0.2 million, respectively. Compensation expense for the twenty-six week periods ended July 31, 2010 and August 1, 2009 was $0.2 million and $0.2 million, respectively. Compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations. Total related tax benefits were insignificant. As of July 31, 2010 the unrecognized compensation expense was $1.6 million which is expected to be recognized over a weighted average period of 3.4 years.

G. DIVIDEND PAYMENT

In June 2010, the Company issued a special dividend of $1.29 per share of common stock on all of its issued and outstanding shares in the amount of $20.0 million. As a result, the Company has a retained deficit of $4.7 million as of July 31, 2010.

H. RELATED PARTY DISCLOSURE

The Company paid consulting fees to Sun Capital Partners Management V, LLC, (“Sun Capital Management”) an affiliate of Sun Gordmans, LP. During the thirteen weeks ended July 31, 2010 and August 1, 2009, the Company incurred fees of $0.8 million and $0.7 million, respectively, to Sun Capital Management under the terms of the consulting agreement. During the twenty-six weeks ended July 31, 2010 and August 1, 2009, the Company incurred fees of $1.7 million and $0.9 million, respectively, to Sun Capital Management under the terms of the consulting agreement.

I. SUBSEQUENT EVENTS

On August 4, 2010, the Company completed the initial public offering of its common stock. The Company issued 3,214,286 shares in the offering, and existing shareholders sold an additional 2,142,857 previously outstanding shares. The net proceeds from the offering to the Company of approximately $32.9 million have been used to pay expenses related to the offering, pay consulting agreement termination fees, decrease borrowings outstanding and strengthen working capital. In connection with the offering, the Company paid Sun Capital Management $0.6 million in transaction consulting fees and $7.5 million for termination of the consulting agreement. On August 10, 2010, the Company paid down borrowings under its revolving credit facility by $18.2 million, using proceeds from its initial public offering.

In connection with the Company’s initial public offering, the Company completed a 15.4888 for 1 stock split of its outstanding common stock on August 4, 2010. All issued and outstanding common stock, vested and unvested stock options, and per share amounts contained in the financial statements have been retroactively adjusted to reflect this stock split.

In connection with the Company’s initial public offering, all existing options outstanding (1,285,570 shares issuable at a weighted average exercise price of $2.66 per share) under the 2009 Stock Option Plan were terminated. In exchange, each participant received the following awards under the 2010 Omnibus Incentive Compensation Plan: (1) 12 months from the date of the option termination agreement, vested restricted stock to replace the intrinsic value of the participant’s vested options under the 2009 Stock Option Plan and (2) unvested restricted stock to replace the intrinsic value of the participant’s unvested options under the 2009 Stock Option Plan, with the same vesting schedule as that of the existing options. The termination and exchange of options did not result in any additional compensation expense. In addition, each participant received options in an amount determined by the Compensation Committee of the Company’s Board of Directors, with an exercise price equal to the Company’s initial public offering price, subject to time vesting at a rate of 20% per year over five years.

As a result of the initial public offering, the Company’s borrowing agreement related to its revolving line of credit arrangement and equipment loan was amended to eliminate the EBITDA financial requirement, increase the annual capital expenditures allowed and revise the borrowing base calculation.

On August 2, 2010, the Company adopted the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan, or the 2010 Plan. The 2010 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other stock-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. An aggregate of 573,086 shares of the Company’s common stock are available under the plan, subject to adjustments. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Registration Statement on Form S-1 (File No. 333-166436) which became effective on August 4, 2010 and the unaudited condensed consolidated financial statements and the related notes thereto included in Item 1. Consolidated Financial Statements of this Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”

Overview

Gordmans is an everyday low price retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories, footwear and home fashions. The origins of Gordmans date back to 1915, and as of July 31, 2010, we operated 68 stores in 16 primarily Midwestern states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales and comparable store sales and other individual store performance factors, gross profit and selling, general and administrative expenses.

Net Sales. Net sales reflects our revenues from the sale of our merchandise less returns and discounts and exclusive of sales tax.

Comparable Store Sales. Comparable store sales have been calculated based upon stores that were open at least 16 months as of the end of the reporting period. We also review average sales per transaction and comparable store transactions.

Gross Profit. Gross profit is equal to our net sales minus cost of sales, plus license fee income generated from sales of footwear and maternity apparel in our leased departments. Costs of sales includes the direct cost of purchased merchandise, inventory shrinkage, inventory write-downs and inbound freight to our distribution center. Gross margin measures gross profit as a percentage of our net sales. Our gross profit may not be comparable to other retailers, as some companies include all of the costs related to their distribution network in cost of sales while others, like us, exclude a portion of these costs from cost of sales and include those costs in selling, general and administrative expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all operating costs not included in cost of sales. These expenses include payroll and other expenses related to operations at our corporate office, store expenses, occupancy costs, certain distribution and warehousing costs, depreciation and amortization and advertising expense. These expenses generally do not vary proportionally with net sales. As a result, selling general and administrative expenses as a percentage of net sales is usually higher in lower volume periods and lower in higher volume periods.

Results of Operations

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc. and Gordmans Distribution Company, Inc. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31.

	13 Weeks Ended July 31, 2010	13 Weeks Ended August 1, 2009	26 Weeks Ended July 31, 2010	26 Weeks Ended August 1, 2009

Statements of Operation Data:

Net sales	$113,118	$98,631	$225,009	$192,103
License fees from leased departments	1,371	1,231	2,967	2,578
Cost of sales	(64,548)	(56,707)	(125,486)	(109,210)

Gross profit	49,941	43,155	102,490	85,471
Selling, general and administrative expenses	(44,323)	(39,431)	(86,571)	(75,723)

Income from operations	5,618	3,724	15,919	9,748
Interest expense	(225)	(267)	(404)	(534)

Income before taxes	5,393	3,457	15,515	9,214
Income tax expense	(2,119)	(1,275)	(5,864)	(3,398)

Net income	$3,274	$2,182	$9,651	$5,816

The table below sets forth the components of the consolidated statements of income as a percentage of net sales:

	13 Weeks Ended July 31, 2009	13 Weeks Ended August 1, 2009	26 Weeks Ended July 31, 2010	26 Weeks Ended August 1, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
License fees from leased departments	1.2	1.2	1.3	1.3
Cost of sales	(57.0)	(57.4)	(55.8)	(56.8)

Gross profit	44.2	43.8	45.5	44.5
Selling, general and administrative expenses	(39.2)	(40.0)	(38.4)	(39.4)

Income from operations	5.0	3.8	7.1	5.1
Interest expense	(0.2)	(0.3)	(0.2)	(0.3)

Income before taxes	4.8	3.5	6.9	4.8
Income tax expense	(1.9)	(1.3)	(2.6)	(1.8)

Net income	2.9%	2.2%	4.3%	3.0%

Thirteen Weeks Ended July 31, 2010 Compared to Thirteen Weeks Ended August 1, 2009

Net Sales

Net sales for the thirteen weeks ended July 31, 2010 increased $14.5 million, or 14.7%, to $113.1 million as compared to $98.6 million for the thirteen weeks ended August 1, 2009. This increase was a direct result of an $8.2 million or 8.3% comparable store sales increase and a $6.3 million increase in sales due to the addition of one new store during fiscal year 2009, one new store in the thirteen weeks ended May 1, 2010, one new store in the thirteen weeks ended July 31, 2010 and an increase in noncomparable store sales. Comparable store sales increased primarily due to a 7.7% increase in the number of transactions.

License Fees from Leased Departments

License fees related to sales of merchandise in leased departments for the thirteen weeks ended July 31, 2010 increased $0.1 million, or 11.4%, to $1.4 million as compared to $1.2 million for the thirteen weeks ended August 1, 2009.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirteen weeks ended July 31, 2010 increased $6.8 million, or 15.7%, to $49.9 million as compared to $43.2 million for the thirteen weeks ended August 1, 2009. Gross profit margin for the thirteen weeks ended July 31, 2010 increased 0.4% to 44.2% as compared to 43.8% for the thirteen weeks ended August 1, 2009. The increase in gross profit margin was primarily due to an increase in mark-up on merchandise which accounted for 0.5% of the increase, partially offset by an increase in shrinkage and a decrease in license fees as a percentage of sales during second quarter of 2010 as compared to the second quarter of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended July 31, 2010 increased $4.9 million, or 12.4%, to $44.3 million as compared to $39.4 million for the thirteen weeks ended August 1, 2009. This increase was the result of increases in store expenses of $2.2 million, corporate expenses of $1.6 million, advertising expenses of $0.8 million, and a net increase of $0.3 million in distribution center expenses, depreciation and amortization, store pre-opening expenses and management fees. Store expenses in the second quarter of 2010 related to three new store openings since the second quarter of 2009 totaled $1.6 million. The remaining increase in store expenses is primarily due to increased payroll, benefits and credit card fees associated with the higher sales volume in the second quarter of 2010 compared to 2009. Corporate expenses increased primarily due to $0.8 million in financial consulting and audit fees in connection with our initial public offering. The remaining $0.8 million relates to increases in compensation costs due to an increase in headcount and improved financial performance, and information technology costs related to upgrading our information technology systems. The increase in advertising expenses is a result of increases in television and direct mail costs, including costs related to the three new store openings since the second quarter of 2009. As a percentage of sales, selling, general and administrative expenses for the thirteen weeks ended July 31, 2010 decreased to 39.2% as compared to 40.0% for the thirteen weeks ended August 1, 2009.

Interest Expense

Interest expense for the thirteen weeks ended July 31, 2010 decreased $0.1 million to $0.2 million as compared to $0.3 million for the thirteen weeks ended August 1, 2009. This decrease was primarily due to decreases in average borrowings outstanding under the revolving line of credit facility and the equipment term notes.

Income before Taxes

Income before taxes for the thirteen weeks ended July 31, 2010 increased $1.9 million, or 56.0%, to $5.4 million as compared to $3.5 million for the thirteen weeks ended August 1, 2009 primarily due to the increase in net sales and gross profit margin during the period. As a percentage of sales, income before taxes increased to 4.8% of net sales for second quarter of fiscal year 2010 as compared to 3.5% of net sales for the second quarter of fiscal year 2009.

Income Tax Expense

Income tax expense for the thirteen weeks ended July 31, 2010 increased $0.8 million to $2.1 million as compared to $1.3 million for the thirteen weeks ended August 1, 2009. The effective income tax rate for the second quarter of fiscal year 2010 was 39.3% compared to an effective rate of 36.9% for the second quarter of fiscal year 2009. The effective tax rate increased during 2010 based on projected taxable income for the year, moving the Company’s federal tax rate from 34% to 35%. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income

Net income for the thirteen weeks ended July 31, 2010 increased $1.1 million, or 50.1%, to $3.3 million as compared to $2.2 million in the thirteen weeks ended August 1, 2009. This increase was primarily due to increases in net sales and gross profit margin and decreases in interest expense, which more than offset increases in selling, general and administrative expenses and income tax expense during the second quarter of fiscal year 2010 as compared to the second quarter of fiscal year 2009.

Twenty-six Weeks Ended July 31, 2010 Compared to Twenty-six Weeks Ended August 1, 2009

Net Sales

Net sales for the twenty-six weeks ended July 31, 2010 increased $32.9 million, or 17.1%, to $225.0 million as compared to $192.1 million for the twenty-six weeks ended August 1, 2009. This increase was a direct result of a $22.5 million or 11.7% comparable store sales increase and $10.4 million in sales due to the addition of one new store during fiscal year 2009, two new stores opened during the twenty-six weeks ended July 31, 2010 and an increase in noncomparable store sales. Comparable store sales increased primarily due to a 9.4% increase in the number of transactions.

License Fees from Leased Departments

License fees related to sales of merchandise in leased departments for the twenty-six weeks ended July 31, 2010 increased $0.4 million, or 15.1%, to $3.0 million as compared to $2.6 million for the twenty-six weeks ended August 1, 2009.

Gross Profit

Gross profit, which includes license fees from leased departments, for the twenty-six weeks ended July 31, 2010 increased $17.0 million, or 19.9%, to $102.5 million as compared to $85.5 million for the twenty-six weeks ended August 1, 2009. Gross profit margin for the twenty-six weeks ended July 31, 2010 increased 1.0% to 45.5% as compared to 44.5% for the twenty-six weeks ended August 1, 2009. The increase in gross profit margin was primarily due to a reduction in markdowns which contributed 0.8% of the increase and an increase in mark-up on merchandise which accounted for 0.5% of the increase, partially offset by an increase in shrinkage and a decrease in license fees as a percentage of sales during the twenty-six weeks ended July 31, 2010 as compared to the twenty-six weeks ended August 1, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the twenty-six weeks ended July 31, 2010 increased $10.8 million, or 14.3%, to $86.6 million as compared to $75.7 million for the twenty-six weeks ended August 1, 2009. This increase was the result of increases in store expenses of $4.5 million, corporate expenses of $2.8 million, advertising expenses of $1.1 million, distribution center expenses of $0.9 million, store pre-opening expenses of $0.6 million, management fees of $0.6 million and depreciation and amortization of $0.3 million. Store expenses for the twenty-six weeks ended July 31, 2010 related to three new store openings since the second quarter of 2009 totaled $2.9 million. The remaining increase in store expenses is primarily related to increases in payroll, benefits and credit card fees associated with the higher sales volume in the first two quarters of 2010 compared to 2009. Corporate expenses increased primarily due to an increase of $1.1 million in financial consulting and audit fees in connection with our initial public offering and $1.1 million in compensation costs and benefits due to increased headcount and our improved financial performance. The remaining increase is related to increases in recruiting and relocation expenses due to increased headcount, and information technology costs related to upgrading our information technology systems. The increase in advertising expenses is a result of increases in television and direct mail costs, including costs related to the three new store openings since the second quarter of 2009. The $0.6 million increase in store pre-opening expenses for the twenty-six weeks ended July 31, 2010 compared to the twenty-six weeks ended August 1, 2009 is due to two new store openings during the first two quarters of fiscal year 2010 and one store relocation scheduled for the third quarter of 2010 as compared to no new store openings during the first two quarters of fiscal year 2009. Management fees increased as a result of our improved financial performance compared to the prior year. As a percentage of sales, selling, general and administrative expenses for the twenty-six weeks ended July 31, 2010 decreased to 38.4% as compared to 39.4% for the twenty-six weeks ended August 1, 2009.

Interest Expense

Interest expense for the twenty-six weeks ended July 31, 2010 decreased $0.1 million to $0.4 million as compared to $0.5 million for the twenty-six weeks ended August 1, 2009. This decrease was primarily due to decreases in average borrowings outstanding under the revolving line of credit facility and the equipment term notes.

Income before Taxes

Income before taxes for the twenty-six weeks ended July 31, 2010 increased $6.3 million, or 68.4%, to $15.5 million as compared to $9.2 million for the twenty-six weeks ended August 1, 2009 primarily due to the increase in net sales and gross profit margin during the period. As a percentage of sales, income before taxes increased to 6.9% of net sales for the twenty-six weeks ended July 31, 2010 as compared to 4.8% of net sales for the twenty-six weeks ended August 1, 2009.

Income Tax Expense

Income tax expense for the twenty-six weeks ended July 31, 2010 increased $2.5 million to $5.9 million as compared to $3.4 million for the twenty-six weeks ended August 1, 2009. The effective income tax rate for the twenty-six weeks ended July 31, 2010 was 37.8% compared to an effective rate of 36.9% for the twenty-six weeks ended August 1, 2009. The effective tax rate increased during 2010 based on projected taxable income for the year, moving the Company’s federal tax rate from 34% to 35%. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income

Net income for the twenty-six weeks ended July 31, 2010 increased $3.8 million, or 65.9%, to $9.7 million as compared to $5.8 million for the twenty-six weeks ended August 1, 2009. This increase was primarily due to increases in net sales and gross profit margin and decreases in interest expense, which more than offset increases in selling, general and administrative expenses and income tax expense during the first two quarters of fiscal year 2010 as compared to the first two quarters of fiscal year 2009.

Seasonality

Our business is subject to seasonal fluctuations, which are typical of retailers that carry a similar merchandise offering. A disproportionate amount of our sales and net income are realized during the fourth quarter, which includes the holiday selling season. In fiscal year 2009, 33.7% of our net sales were generated in the fourth quarter. Operating cash flows are typically higher in the second and fourth fiscal quarters due to inventory related working capital requirements in the first and third fiscal quarters. Based on results over the past five years, approximately 34% of comparable store sales and more than 100% of the net income is realized in the fourth quarter, making up for a net loss historically incurred through the first nine months. However, financial performance in fiscal year 2009 represented a break from the historical trend. During fiscal year 2009, we generated net income during the first nine months of $9.7 million and 39.0% of net income was realized in the fourth quarter. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving and Christmas and regional fluctuations for events such as sales tax holidays.

Liquidity and Capital Resources

Our primary ongoing cash requirements are for operating expenses, inventory and new store capital investment. Our typical investment in a new store is approximately $1.3 million which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.0 million have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores. During the second quarter of fiscal 2010 we made a distribution of $20.0 million as a special dividend to our shareholders. Our working capital at July 31, 2010 decreased $14.9 million, or 87.3% to $2.2 million compared to $17.1 million at August 1, 2009.

Capital Expenditures

Net capital expenditures during the 26 weeks ended July 31, 2010 and August 1, 2009 were $4.3 million and $1.2 million, respectively. Net capital expenditures were comprised of the following:

	26 Weeks Ended July 31, 2010	26 Weeks Ended August 1, 2009

New and existing stores	$1,383	$902
Technology-related investments	3,523	177
Distribution center improvements	465	81

Gross capital expenditures	5,371	1,160
Less: Proceeds from sale of equipment	(1,060)	—

Net capital expenditures	$4,311	$1,160

We lease the real estate for all of our stores. In certain cases, we negotiate leases whereby we take responsibility for construction of a new store and are reimbursed for our costs from the landlord. When this situation occurs, we report the construction costs as part of our capital expenditures and, at the commencement of the lease, report the proceeds from the sale of the assets to the landlord. Additionally, during the 13 weeks ended July 31, 2010, the Company entered into three capital leases on information technology equipment.

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	26 Weeks Ended July 31, 2010	26 Weeks Ended August 1, 2009

Provided by operating activities	$62	$5,662
Used in investing activities	(4,311)	(1,160)
Provided by (used in) financing activities	(5,694)	16,321

Increase (decrease) in cash and cash equivalents	(9,943)	20,823
Cash and cash equivalents at end of period	$6,658	$26,041

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes and the effect of working capital changes.

Net cash provided by operating activities during the twenty-six weeks ended July 31, 2010 was $0.1 million. Operating cash of $9.7 million was generated from net income and net noncash charges (benefit) and $10.9 million was generated from increases in accounts payable and deferred rent, as well as decreases in accounts receivables and other assets. Cash of $20.5 million was used to increase inventory and prepaid expenses, and to reduce income taxes payable and accrued expenses compared to January 30, 2010.

Net cash provided by operating activities in the twenty-six weeks ended August 1, 2009 was $5.7 million, which included net income of $5.8 million, plus noncash charges for depreciation and amortization expense and share-based compensation expense totaling $1.2 million. Operating cash flows in the twenty-six weeks ended August 1, 2009 were favorably impacted by increases in accounts payable related to inventory purchases, income taxes payable and deferred rent and decreases in prepaid expenses totaling $18.9 million. Increases of accounts receivable, inventory and decreases in accrued expenses totaling $20.2 million reduced operating cash flows.

Cash Flows from Investing Activities

Net cash used in investing activities in the twenty-six weeks ended July 31, 2010 was $4.3 million. Cash of $5.4 million was used for purchases of property and equipment. Of this amount, $3.5 million is related to information technology equipment and software and $1.4 million was related to two new stores openings during the 26 weeks ended July 31, 2010 and one store relocation schedule for the third quarter of 2010. The sale of property and equipment generated cash of $1.1 million in the first two quarters of fiscal 2010 due to the proceeds received from the sale leaseback of real estate related to new store construction.

Cash of $1.2 million was used for investing activities in the twenty-six weeks ended August 1, 2009 for purchases of property and equipment.

Cash Flows from Financing Activities

Cash of $5.7 million was used in financing activities for the twenty-six weeks ended July 31, 2010, including payments of $0.6 million to reduce the notes payable and capitalized leases and $20.0 million for payment of dividends. The net cash generated from net borrowings on the revolving line of credit activity was $14.9 million in the twenty-six weeks ended July 31, 2010.

Cash of $16.3 million was provided by financing activities for the twenty-six weeks ended August 1, 2009. In the first two quarters of fiscal year 2009, cash was generated from increased borrowings under the revolving line of credit facility of $16.5 million and proceeds received from a new equipment loan of $2.0 million. Cash was used for debt issuance costs of $1.9 million and payments on the term debt and lease arrangements of $0.3 million.

Existing Credit Facilities

Gordmans, Inc. is the borrower under a loan, guaranty and security agreement dated as of February 20, 2009, as amended from time to time thereafter, with Wells Fargo Retail Finance, LLC as agent and a lender and certain other lenders party thereto from time to time. Gordmans Distribution Company, Inc., Gordmans Management Company, Inc., Gordmans Stores, Inc. and Gordmans Intermediate Holdings Corp. are all guarantors under the loan agreement. The loan agreement provides an equipment term loan in the original principal amount of $2.0 million, which was used to refinance existing indebtedness. In addition, the loan agreement originally provided a revolving line of credit facility for general working capital needs of up to $63.0 million, which was increased to $78.0 million on March 31, 2009. The description below includes the terms of the fourth amendment to the loan agreement, which became effective upon the completion of the initial public offering on August 4, 2010.

The revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on February 20, 2013. At July 31, 2010, we had $14.9 million in borrowings outstanding under our revolving line of credit facility and excess availability of $27.2 million, including letters of credit issued with an aggregate face amount of $1.8 million.

Interest is payable on borrowings under the revolving line of credit facility monthly at a rate equal to LIBOR or the base rate, plus an applicable margin which ranges from 2.75% to 4.75% set quarterly dependent upon seasonal period, non-seasonal period and average net availability under the revolving line of credit facility during the previous quarter, as selected by management.

An unused line fee is payable quarterly in an amount equal to 0.50% of the sum of the average daily unused revolving commitment plus the average daily unused letter of credit commitment. A customary fee is also payable to the administrative agent under the Loan Agreement on an annual basis.

The availability of the revolving line of credit facility is subject to a borrowing base, which is comprised of eligible credit card receivables, the liquidation value of eligible landed inventory, eligible distribution center inventory and the liquidation value of eligible in-transit inventory. The equipment term loan was fully drawn in a single draw on the closing date and was used to refinance existing indebtedness. It matures on February 20, 2012 and amortizes in 36 equal monthly installments. Interest is payable on the equipment term loan monthly at a per annum rate equal to the base rate plus 4.00%.

During 2010, Gordmans Stores, Inc. entered into a financing agreement to purchase software. Payments of $0.2 million, including interest at 2.6%, are due quarterly through the March 2012 maturity date.

Off-Balance Sheet Arrangements

As of July 31, 2010, we had no off-balance sheet arrangements.

Contractual Obligations

During the 13 weeks ended July 31, 2010, the Company completed three capital leases of information technology related equipment. Contractual commitments under these three leases total $0.2 million during the remainder of 2010, $0.5 million, $0.5 million and $0.2 million in 2011, 2012, and 2013, respectively. Additionally, the Company entered into a financing arrangement to purchase software. Payments of $0.2 million including interest at 2.6% are due quarterly through the March 2012 maturity date.

Upon the completion of the Company’s initial public offering, the Company terminated the consulting agreement with Sun Capital Management. The Company paid Sun Capital Management a termination fee of $7.5 million on August 10, 2010.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventories, long-lived assets, operating leases, self-insurance, employee stock-based compensation and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies discussed in our Registration Statement which became effective August 4, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily through borrowings under our revolving line of credit facility and equipment note payable which bear interest at variable rates. Borrowings under our software financing arrangement bear interest at a fixed rate. For fixed rate debt, interest rate changes affect the fair market value of such debt, but do not impact earnings or cash flow.

Borrowings under the revolving line of credit facility bear interest at the base rate plus 3.00% (6.00% at July 31, 2010) with an option to bear interest at the LIBOR interest rate plus 4.00%. Borrowings under the revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $78.0 million. Total borrowings outstanding under our revolving credit facility was $14.9 million at July 31, 2010. The equipment note payable bears interest at the LIBOR interest rate plus 4.00% (7.25% at July 31, 2010). The balance of the equipment note payable at July 31, 2010 was $1.1 million.

We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the revolving line of credit facility. As of July 31, 2010, the analysis indicated that such a movement would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report and has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1.	LEGAL PROCEEDINGS

We are subject to various legal claims and proceedings which arise in the ordinary course of our business, including employment related claims, involving routine claims incidental to our business. Although the outcome of these routine claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these claims will have a material adverse effect on our results of operations, financial condition or cash flow.

ITEM 1A.	RISK FACTORS

The Company’s risk factors have not changed materially from those disclosed in our Registration Statement. The risk factors disclosed in our Registration Statement, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 4, 2010, the Registration Statement for our initial public offering was declared effective, pursuant to which we registered the offering and sale of 3.2 million shares of our common stock and 2.1 million shares of selling stockholders’ common stock, at an offering price of $11.00 per share. On August 5, 2010, the Company sold all 3.2 million shares of common stock for an aggregate offering price to the public of approximately $35.2 million and the selling stockholders sold all 2.1 million shares of common stock for an aggregate offering price to the public of approximately $23.1 million and the offering terminated thereafter. The managing underwriters were Piper Jaffray & Co., Wells Fargo Securities, LLC, Stifel, Nicolaus & Company, Incorporated and Robert W. Baird & Co. Incorporated. As a result of the offering, we received net proceeds of approximately $32.9 million. These proceeds were used to pay: (i) approximately $2.5 in estimated expenses related to the offering, (ii) $0.6 million in transaction consulting fees to Sun Capital Management (iii) $7.5 million to terminate the consulting agreement with Sun Capital Management, (iv) $18.2 million to pay down borrowings outstanding under our revolving credit facility, and (v) an aggregate of $2.5 million in bonus payments triggered upon the successful completion of our initial public offering to certain of our executive officers. Except as set forth above with respect to Sun Capital Management and certain of our executive officers, none of the payments were direct or indirect payments to any of the company’s directors or officers or their associates or to persons owning 10 percent of more of the Company’s common stock or to affiliates of the Company or to others.

There has been no material change in the planned use of proceeds from the initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are filed or furnished with this Quarterly Report:

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 9, 2010

GORDMANS STORES, INC.

By:	/s/ JEFFREY J. GORDMAN
Jeffrey J. Gordman
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ MICHAEL D. JAMES
Michael D. James
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)