Form 10-Q
period 2010-10-30
Gordmans Stores, Inc.
filed 2010-12-02
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $0.001 par value, outstanding as of December 2, 2010: 18,703,086 shares

GORDMANS STORES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s except share data)

	October 30, 2010	January 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$8,418	$16,601
Accounts receivable	2,007	2,544
Landlord receivable	1,269	423
Income tax receivable	2,496	—
Merchandise inventories	101,717	49,291
Deferred income taxes	2,767	2,491
Prepaid expenses	6,305	4,581

Total current assets	124,979	75,931
PROPERTY, BUILDINGS AND EQUIPMENT, net	17,400	10,444
INTANGIBLE ASSETS, net	2,189	2,262
DEFERRED INCOME TAXES	1,149	1,050
OTHER ASSETS	2,368	2,431

TOTAL ASSETS	$148,085	$92,118

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$68,995	$30,685
Income taxes payable	—	3,715
Accrued expenses	25,011	24,633
Notes payable, current portion	1,502	667
Capital lease obligations, current portion	427	68

Total current liabilities	95,935	59,768

NONCURRENT LIABILITIES:

Notes payable, net of current portion	705	778
Deferred rent	6,471	4,686
Capital lease obligations, net of current portion	737	—
Other liabilities	757	937

Total noncurrent liabilities	8,670	6,401

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock $0.001 par value, 100,000 shares authorized, none issued and outstanding as of October 30, 2010 and January 30, 2010	—	—
Common stock $0.001 par value, 44,917,520 shares authorized, 18,703,086 and 15,488,800 issued and outstanding as of October 30, 2010 and January 30, 2010	19	15
Additional paid-in capital	50,682	20,328
Retained earnings / (deficit)	(7,221)	5,606

Total stockholders’ equity	43,480	25,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,085	$92,118

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except share data)

(Unaudited)

	13 Weeks Ended October 30, 2010	13 Weeks Ended October 31, 2009	39 Weeks Ended October 30, 2010	39 Weeks Ended October 31, 2009
Net sales	$123,606	$111,396	$348,615	$303,499
License fees from leased departments	1,676	1,481	4,643	4,059
Cost of sales	(70,590)	(64,394)	(196,076)	(173,604)

Gross profit	54,692	48,483	157,182	133,954
Selling, general and administrative expenses	(58,412)	(42,038)	(144,983)	(117,761)

Income / (loss) from operations	(3,720)	6,445	12,199	16,193
Interest expense	(167)	(326)	(571)	(860)

Income/ (loss) before taxes	(3,887)	6,119	11,628	15,333
Income tax (expense) benefit	1,409	(2,257)	(4,455)	(5,655)

Net income / (loss)	$(2,478)	$3,862	$7,173	$9,678

Basic earnings / (loss) per share	$(0.13)	$0.25	$0.43	$0.62
Basic weighted average shares outstanding	18,869,339	15,488,800	16,729,537	15,488,800
Diluted earnings / (loss) per share	$(0.13)	$0.24	0.42	$0.61
Dilutive weighted average shares outstanding	18,869,339	15,930,974	$16,960,722	15,968,643

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Unaudited)

	39 Weeks Ended October 30, 2010	39 Weeks Ended October 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,173	$9,678

Adjustments to reconcile net income to net cash flows provided by / (used in) operating activities:
Depreciation and amortization	1,806	1,246
Gain on retirement / sale of property and equipment	(259)	—
Amortization of deferred financing fees	416	342
Deferred income taxes	(375)	—
Stock option expense	375	276
Net changes in assets and liabilities:
Accounts and landlord receivables	(309)	42
Merchandise inventories	(52,426)	(43,480)
Prepaid expenses	(1,221)	437
Other assets	(104)	(108)
Accounts payable	38,087	34,676
Deferred rent	1,785	1,686
Income tax payable / receivable	(6,211)	5,259
Accrued expenses	196	(971)

Net cash flows provided by / (used in) operating activities	(11,067)	9,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,189)	(1,922)

Proceeds from sale of property and equipment	1,417	—

Net cash flows used in investing activities	(5,772)	(1,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit activity, net	—	(6,339)
Issuance of common stock for initial public offering, net of transaction costs of $2,899	29,983	—
Payment on obligations under capitalized leases and financing agreements	(1,077)	(458)
Dividends paid	(20,000)	—
Debt issuance costs	(250)	(1,870)
Proceeds from financing	—	2,000

Net cash flows provided by / (used in) financing activities	8,656	(6,667)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,183)	494
CASH AND CASH EQUIVALENTS, Beginning of period	16,601	5,218

CASH AND CASH EQUIVALENTS, End of period	$8,418	$5,712

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share data)

(Unaudited)

	Shares	Common Stock	Paid-In Capital	Retained Earnings /(Deficit)	Total
BALANCE, January 31, 2009	15,488,800	$15	$19,985	$4,738	$24,738
Stock compensation expense	—	—	276	—	276
Net income	—	—	—	9,678	9,678

BALANCE, October 31, 2009	15,488,800	$15	$20,261	$14,416	$34,692

BALANCE, January 30, 2010	15,488,800	$15	$20,328	$5,606	$25,949
Stock compensation expense	—	—	375	—	375
Issuance of common stock, net of transaction costs of $2,899	3,214,286	4	29,979	—	29,983
Payment of dividend ($1.29 per share)	—	—	—	(20,000)	(20,000)
Net income	—	—	—	7,173	7,173

BALANCE, October 30, 2010	18,703,086	$19	$50,682	$(7,221)	$43,480

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. MANAGEMENT REPRESENTATION

The condensed consolidated financial statements include the accounts of Gordmans Stores, Inc. (the “Company”) and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc. and Gordmans Distribution Company, Inc. All intercompany transactions and balances have been eliminated in consolidation. The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of January 30, 2010, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. The accounting policies followed by the Company are reflected in the notes to the financial statements for the fiscal year ended January 30, 2010, included in our Registration Statement on Form S-1 (File No. 333-166436), as amended (the “Registration Statement”), filed with the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 30, 2010. Due to the seasonality of our business, the results of operations for any quarter are not necessarily indicative of the operating results for the full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of sales and costs associated with the opening of new stores.

B. DESCRIPTION OF THE BUSINESS

Gordmans Stores, Inc. operated 68 everyday low price department stores under the trade name “Gordmans” located in 16 primarily Midwestern states as of October 30, 2010. Gordmans offers a wide assortment of name brand clothing for all ages, accessories, footwear and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment. The Company has one reportable segment. The Company’s operations include only activities related to retail stores located primarily throughout the Midwestern states. The Company opened two new stores during the thirty-nine weeks ended October 30, 2010 and opened one new store during the thirty-nine weeks ended October 31, 2009.

The following table reflects the percentage of revenues by major merchandising category:

	13 Weeks Ended October 30, 2010	13 Weeks Ended October 31, 2009	39 Weeks Ended October 30, 2010	39 Weeks Ended October 31, 2009
Apparel	57.8%	57.5%	56.1%	55.8%

Home Fashions	25.3	25.8	26.2	26.6

Accessories	16.9	16.7	17.7	17.6

Total	100.0%	100.0%	100.0%	100.0%

C. INITIAL PUBLIC OFFERING

On August 4, 2010, the Company’s registration statement on Form S-1 (File No. 333-166436) was declared effective, pursuant to which the Company registered 3,214,286 shares for sale in its initial public offering, and existing shareholders registered an additional 2,142,857 of previously outstanding shares. The initial public offering closed on August 10, 2010. Proceeds from the offering to the Company of approximately $32.9 million have been used to pay $2.9 million of expenses related to the offering, pay consulting agreement termination fees, decrease borrowings outstanding and strengthen working capital. In connection with the offering, the Company paid Sun Capital Partners Management V, LLC (“Sun Capital Management”) $0.6 million in transaction consulting fees and $7.5 million for termination of a consulting agreement. On August 10, 2010, the Company paid down borrowings under its revolving credit facility by $18.2 million, using proceeds from its initial public offering.

In connection with the initial public offering, the Company completed a 15.4888 for 1 stock split of its outstanding stock on August 4, 2010. All issued and outstanding common stock, stock options and per share amounts contained in the financial statements have been retroactively adjusted to reflect this stock split.

D. PROPERTY, BUILDING AND EQUIPMENT

Property, buildings and equipment consist of the following (in thousands):

	October 30, 2010	January 30, 2010
Buildings and leasehold improvements	$2,150	$1,582
Furniture, fixtures and equipment	11,255	9,099
Construction in progress	5,830	1,251
Capitalized leases	1,739	445

	20,974	12,377
Less accumulated depreciation and amortization	(3,574)	(1,933)

	$17,400	$10,444

E. DEBT OBLIGATIONS

Revolving Line of Credit Facility – Borrowings under the $78.0 million revolving line of credit facility with Wells Fargo Capital Finance, LLC, CIT Bank and PNC Bank (“WF LOC”) bear interest at various rates based on the excess availability and time of year, with two rate options at the discretion of management as follows: (1) For base rate advances, borrowings bear interest at prime rate plus 3.00% during the non-seasonal period and prime rate plus 3.75% during the seasonal period. When excess availability is $20.0 million or greater, borrowings for base rate advances bear interest at prime rate plus 2.75% during the non-seasonal period and prime rate plus 3.50% during the seasonal period. (2) For LIBOR rate advances, borrowings bear interest at LIBOR rate plus 4.00% during the non-seasonal period and LIBOR rate plus 4.75% during the seasonal period. When excess availability is $20.0 million or greater, borrowings for LIBOR advances bear interest at LIBOR rate plus 3.75% during the non-seasonal period and LIBOR rate plus 4.50% during the seasonal period. Borrowings available under the WF LOC may not exceed the borrowing base (consisting of specified percentages of credit card receivables and eligible inventory, less applicable reserves). The Company had no borrowings outstanding under this revolving line of credit at October 30, 2010 and January 30, 2010. The Company had $69.4 million and $22.9 million available to borrow at October 30, 2010 and January 30, 2010, respectively. Borrowings under this facility would have an interest rate of 6.00% at October 30, 2010. The Company had outstanding letters of credit totaling approximately $0.7 million and $5.4 million as of October 30, 2010 and January 30, 2010, respectively. Borrowings were secured by the Company’s inventory, accounts receivable, and all other personal property, except as specifically excluded in the agreement. Among other provisions, the revolving line of credit facility contains certain financial covenants restricting the amount of capital expenditures and dividends that can be paid without consent from the lenders. As a result of the initial public offering, the Company’s borrowing agreement related to its revolving line of credit facility and equipment loan was amended to eliminate the EBITDA (earnings before interest, taxes depreciation and amortization expense) financial requirement, increase the annual capital expenditures allowed and revise the borrowing base calculation. As of October 30, 2010, the Company was in compliance with all of its debt covenants. The credit facility expires on February 20, 2013.

Notes Payable – Notes payable consist of the following (in thousands):

	October 30, 2010	January 30, 2010
Term notes payable	$2,207	$1,445
Less current portion	1,502	667

Noncurrent notes payable	$705	$778

As part of the Company’s WF LOC, a $2.0 million Equipment Loan was established. The note contains a variable interest rate of the prevailing base rate plus 4.00% (7.25% at October 30, 2010). Principal payments of $0.1 million are due monthly through the February 20, 2012 maturity. The loan is secured similarly to the WF LOC by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement.

During 2010, the Company has also entered into two financing arrangements to purchase software. Payments of $0.2 million, including fixed interest at 2.6%, are due quarterly through March 2012 and payments of $0.4 million, including fixed interest at 4.9%, are due quarterly through April 2012.

Annual scheduled debt maturities are $0.3 million, $1.5 million and $0.4 million for the remainder of fiscal year 2010, fiscal 2011 and fiscal 2012, respectively.

Financial Instruments – For the revolving line of credit and the equipment loan, fair value approximates the carrying value due to the variable interest rates of these arrangements. Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of long-term debt at October 30, 2010 and January 30, 2010 approximates its carrying amount. For all other financial instruments including cash, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

F. LEASES

The Company has entered into short and long term capital and operating lease agreements. These leases include real estate related to retail store locations, the distribution centers and the corporate headquarters, as well as equipment. The leases expire on various dates through the year 2028 with most of the leases containing renewal options. Certain retail store leases contain provisions for additional rent based on varying percentages of sales. During the thirty-nine weeks ended October 30, 2010, the Company entered into three capital leases on information technology equipment.

Future obligations under non-cancelable capital leases as of October 30, 2010 are as follows (in thousands):

Remainder of 2010	$122
2011	458
2012	458
2013	190

Total minimum lease payments	1,228
Less imputed interest	(64)

Present value of minimum lease payments	1,164
Less: current maturities of capital lease obligations	(427)

Noncurrent maturities of capital lease obligations	$737

G. STOCK BASED COMPENSATION

On August 2, 2010, the Company adopted the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”). The 2010 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other stock-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. An aggregate of 573,086 shares of the Company’s common stock are available under the plan, subject to adjustments. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years. During the thirteen weeks ended October 30, 2010, 305,507 options were granted pursuant to the 2010 Plan.

In connection with the Company’s initial public offering, all existing options outstanding (1,285,570 shares issuable at a weighted average exercise price of $2.66 per share) under the 2009 Stock Option Plan were terminated. In exchange, each participant received the following awards under the 2010 Omnibus Incentive Compensation Plan: (1) 12 months from the date of the option termination agreement, vested restricted stock to replace the intrinsic value of the participant’s vested options under the 2009 Stock Option Plan and (2) unvested restricted stock to replace the intrinsic value of the participant’s unvested options under the 2009 Stock Option Plan, with the same vesting schedule as that of the existing options. The termination and exchange of options did not result in any additional compensation expense. In addition, each participant received options in an amount determined by the Compensation Committee of the Company’s Board of Directors, with an exercise price equal to the Company’s initial public offering price, subject to time vesting at a rate of 20% per year over five years. In exchange for 1,285,570 stock options outstanding at the time of the initial public offering, 977,485 shares of restricted stock will be awarded. As of October 30, 2010, 355,415 shares of such restricted stock were vested for accounting purposes. Unrecognized compensation expense on the restricted stock was $1.5 million at October 30, 2010, which is expected to be recognized over a period of 4.5 years.

A summary of stock option activity during the thirty-nine weeks ended October 30, 2010 is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (thousands)
Outstanding, January 30, 2010	1,084,216	$1.29
Granted	506,861	$10.61
Exercised	—	—
Terminated	(1,285,570)	$2.66

Outstanding, October 30, 2010	305,507	$11.00	9.8	$—
Exercisable, October 30, 2010	—	N/A	N/A	N/A
Vested at October 30, 2010	—	$11.00	9.8	$—

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of October 30, 2010 and the option strike price. The stock price at October 30, 2010 is $10.03, which is less than the strike price of the options.

The Company used the Black-Scholes option valuation model to estimate fair value of the options. This model required an estimate of the volatility of the Company’s share price; however, because the Company’s shares or options were not publicly traded for a significant period of time, it determined that it was not practical for it to estimate the expected volatility of its share price. Thus, the Company accounted for equity share options based on a value calculated using the historical volatility of an appropriate industry sector index instead of the expected volatility of the entity’s share price. The historical volatility was calculated using comparisons to peers in the Company’s market sector, which was chosen due to the proximity of size and industry to the Company, at monthly intervals over the expected term of the option.

In determining the expense to be recorded for options, the significant assumptions utilized in applying the Black-Scholes option valuation model are the risk-free interest rate, expected term, dividend yield and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the assumption in the model. The expected term of an option award is based on historical experience of similar awards. The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants in the thirty-nine weeks ended October 30, 2010 are illustrated in the following table:

39 Weeks Ended October 30, 2010
Risk-free interest rate	1.9%
Dividend yield	2.0%
Expected volatility	42.0%
Expected life (years)	5
Weighted average fair value of options granted	$3.30

Stock options issued prior to the initial public offering were granted at prices computed to be below fair market value on the date of grant, had ten-year contractual terms and vested no later than five years from the date of grant. None of the stock options outstanding at October 30, 2010 were subject to performance or market-based vesting conditions. As of October 30, 2010, the unrecognized compensation expense on stock options was $0.8 million, which is expected to be recognized over a weighted average period of 4.75 years.

For the thirteen week periods ended October 30, 2010 and October 31, 2009, stock compensation expense was $0.2 million and $0.1 million, respectively. Stock compensation expense for the thirty-nine week periods ended October 30, 2010 and October 31, 2009 was $0.4 million and $0.3 million, respectively. Stock compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations. Total related tax benefits were insignificant.

H. NET INCOME (LOSS) PER COMMON SHARE

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares and incremental shares that may be issued in future periods related to outstanding stock options, if dilutive. When calculating incremental shares related to outstanding stock awards, the Company applies the treasury stock method. The treasury stock method assumes that proceeds, consisting of the amount the option holder must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits that would be credited to additional paid-in capital on exercise of the stock award, are used to repurchase outstanding shares at the average market price for the period. The treasury stock method is applied only to share grants for which the effect is dilutive. The anti-dilutive effect of 165,573 shares of non-vested stock and 47,628 stock options has been excluded from diluted weighted average shares outstanding for the thirteen weeks ended October 30, 2010. There were no anti-dilutive options or non-vested stock for the thirty-nine weeks ended October 30, 2010 or the thirteen and thirty-nine weeks ended October 31, 2009.

The following is a reconciliation of the outstanding shares utilized in the computation of net income per common share:

	13 Weeks Ended October 30, 2010	13 Weeks Ended October 31, 2009	39 Weeks Ended October 30, 2010	39 Weeks Ended October 31, 2009

Basic weighted average shares outstanding	18,869,339	15,488,800	16,729,537	15,488,800

Dilutive effect of non-vested stock and stock options	—	442,174	231,185	479,843

Diluted weighted average shares outstanding	18,869,339	15,930,974	16,960,722	15,968,643

I. DIVIDEND PAYMENT

In June 2010, the Company issued a special dividend of $1.29 per share of common stock on all of its issued and outstanding shares in the amount of $20.0 million. As a result of the dividend and expenses related to the initial public offering, the Company has a retained deficit of $7.2 million as of October 30, 2010.

J. SUPPLEMENTAL CASH FLOW INFORMATION

The Company had accrued property and equipment additions of $1.1 million and $0.4 million at October 30, 2010 and October 31, 2009. Such activities relate to unpaid purchases of property and equipment included in accounts payable as of the end of the period. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities in the consolidated statements of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirty-nine weeks ended October 30, 2010 and October 31, 2009 of $6.7 million and $0.1 million, respectively.

K. RELATED PARTY DISCLOSURE

The Company paid consulting fees to Sun Capital Management, an affiliate of Sun Gordmans, LP. In connection with the initial public offering, the Company paid Sun Capital Management $0.6 million in transaction consulting fees and $7.5 million for termination of the consulting agreement. Consequently, as of August 10, 2010, the Company no longer has a financial obligation to Sun Capital Management under the consulting agreement. During the thirteen weeks ended October 30, 2010 and October 31, 2009, the Company incurred fees of $0.0 million and $0.4 million, respectively, to Sun Capital Management under the terms of the consulting agreement. During the thirty-nine weeks ended October 30, 2010 and October 31, 2009, the Company incurred fees of $1.7 million and $1.4 million, respectively, to Sun Capital Management under the terms of the consulting agreement.

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

Overview

Gordmans is an everyday low price retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories, footwear and home fashions. The origins of Gordmans date back to 1915, and as of October 30, 2010, we operated 68 stores in 16 primarily Midwestern states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales and comparable store sales and other individual store performance factors, gross profit and selling, general and administrative expenses.

Net Sales. Net sales reflect our revenues from the sale of our merchandise less returns and discounts and exclusive of sales tax.

Comparable Store Sales. Comparable store sales have been calculated based upon stores that were open at least 16 months as of the end of the reporting period. We also review average sales per transaction and comparable store transactions.

Gross Profit. Gross profit is equal to our net sales minus cost of sales, plus license fee income generated from sales of footwear and maternity apparel in our leased departments. Cost of sales includes the direct cost of purchased merchandise, inventory shrinkage, inventory write-downs and inbound freight to our distribution center. Gross margin measures gross profit as a percentage of our net sales. Our gross profit may not be comparable to other retailers, as some companies include all of the costs related to their distribution network in cost of sales while others, like us, exclude a portion of these costs from cost of sales and include those costs in selling, general and administrative expenses.

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

	13 Weeks Ended October 30, 2010	13 Weeks Ended October 31, 2009	39 Weeks Ended October 30, 2010	39 Weeks Ended October 31, 2009

Statements of Operation Data:
Net sales	$123,606	$111,396	$348,615	$303,499
License fees from leased departments	1,676	1,481	4,643	4,059
Cost of sales	(70,590)	(64,394)	(196,076)	(173,604)

Gross profit	54,692	48,483	157,182	133,954
Selling, general and administrative expenses	(58,412)	(42,038)	(144,983)	(117,761)

Income (loss) from operations	(3,720)	6,445	12,199	16,193
Interest expense	(167)	(326)	(571)	(860)

Income / (loss) before taxes	(3,887)	6,119	11,628	15,333
Income tax (expense) / benefit	1,409	(2,257)	(4,455)	(5,655)

Net income / (loss)	$(2,478)	$3,862	$7,173	$9,678

The table below sets forth the components of the consolidated statements of operations as a percentage of net sales:

	13 Weeks Ended October 30, 2010	13 Weeks Ended October 31, 2009	39 Weeks Ended October 30, 2010	39 Weeks Ended October 31, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
License fees from leased departments	1.4	1.3	1.3	1.3
Cost of sales	(57.1)	(57.8)	(56.2)	(57.2)

Gross profit	44.2	43.5	45.1	44.1
Selling, general and administrative expenses	(47.3)	(37.7)	(41.6)	(38.8)

Income (loss) from operations	(3.0)	5.8	3.5	5.3
Interest expense	(0.1)	(0.3)	(0.2)	(0.3)

Income / (loss) before taxes	(3.1)	5.5	3.3	5.1
Income tax (expense) / benefit	1.1	(2.0)	(1.3)	(1.9)

Net income / (loss)	(2.0)%	3.5%	2.1%	3.2%

Thirteen Weeks Ended October 30, 2010 Compared to Thirteen Weeks Ended October 31, 2009

Net Sales

Net sales for the thirteen weeks ended October 30, 2010 increased $12.2 million, or 11.0%, to $123.6 million as compared to $111.4 million for the thirteen weeks ended October 31, 2009. This increase was a direct result of a $6.6 million or 6.0% comparable store sales increase and a $5.6 million increase in sales due to the addition of one new store during fiscal year 2009, the opening of two new stores in fiscal 2010 and an increase in non-comparable store sales. Comparable store sales increased primarily due to a 6.5% increase in the number of transactions.

License Fees from Leased Departments

License fees related to sales of merchandise in leased departments for the thirteen weeks ended October 30, 2010 increased $0.2 million, or 13.2%, to $1.7 million as compared to $1.5 million for the thirteen weeks ended October 31, 2009.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirteen weeks ended October 30, 2010 increased $6.2 million, or 12.8%, to $54.7 million as compared to $48.5 million for the thirteen weeks ended October 31, 2009. Gross profit margin for the thirteen weeks ended October 30, 2010 increased 70 basis points to 44.2% as compared to 43.5% for the thirteen weeks ended October 31, 2009. A 40 basis point improvement in gross profit margin was due to an increase in mark-up on merchandise during the third quarter of 2010 as compared to the third quarter of 2009 and a 30 basis point improvement in gross profit margin was due to less markdowns as a percentage of sales during the same respective periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended October 30, 2010 increased $16.4 million, or 39.0%, to $58.4 million as compared to $42.0 million for the thirteen weeks ended October 31, 2009. This increase in selling, general and administrative expenses for the third quarter of 2010 compared to the third quarter of 2009 was due to the following:

•	An increase in corporate expenses of $11.3 million,

•	An increase in store expenses of $3.3 million,

•	An increase in advertising expenses of $1.1 million,

•	An increase in distribution center expenses of $0.4 million, and

•	An increase in depreciation and amortization of $0.3 million.

As a percentage of sales, selling, general and administrative expenses for the thirteen weeks ended October 30, 2010 increased to 47.3% as compared to 37.7% for the thirteen weeks ended October 31, 2009. The increase is selling, general and administrative expenses as a percentage of sales is primarily due to expenses related to the initial public offering completed on August 10, 2010.

The $11.3 million increase in corporate expenses over the third quarter of 2009 was primarily due to $7.8 million of additional fees paid to Sun Capital Management including $7.5 million for termination of the consulting agreement and $0.6 million in transaction consulting fees related to the initial public offering. Increases in corporate expenses are also the result of $2.8 million of increased payroll and benefits, including $2.5 million in bonus payments to certain of our executive officers triggered upon the successful completion of our initial public offering. Additionally, there were $0.4 million of incremental financial consulting and audit fees associated with the initial public offering and an increase of $0.3 million in information technology costs related to upgrading our information technology systems during the third quarter of 2010.

Increases of $1.5 million in store expenses in the third quarter of 2010 related to three new store openings since the beginning of the third quarter of 2009. The remaining increase in store expenses is primarily due to increased payroll, benefits and credit card fees associated with the higher sales volume in the third quarter of 2010 compared to 2009.

The $1.1 million increase in advertising expenses is a result of increases in television and direct mail costs, including costs related to the new store openings since the third quarter of 2009.

The $0.4 million increase in distribution center expenses is a result of higher payroll and benefit costs related to the increase in inventory receipts.

Interest Expense

Interest expense for the thirteen weeks ended October 30, 2010 decreased $0.1 million to $0.2 million as compared to $0.3 million for the thirteen weeks ended October 31, 2009. This decrease was primarily due to decreases in average borrowings outstanding under the revolving line of credit facility.

Income Tax Expense / Benefit

The income tax benefit related to the net loss for the thirteen weeks ended October 30, 2010 was $1.4 million compared to income tax expense of $2.3 million for the thirteen weeks ended October 31, 2009. The effective income tax rate for the third quarter of fiscal year 2010 was 36.3% compared to an effective rate of 36.9% for the third quarter of fiscal year 2009. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Thirty-nine Weeks Ended October 30, 2010 Compared to Thirty-nine Weeks Ended October 31, 2009

Net Sales

Net sales for the thirty-nine weeks ended October 30, 2010 increased $45.1 million, or 14.9%, to $348.6 million as compared to $303.5 million for the thirty-nine weeks ended October 31, 2009. This increase was a direct result of a $29.1 million or 9.7% comparable store sales increase and $16.0 million in sales due to the addition of one new store during fiscal year 2009, two new stores opened during the thirty-nine weeks ended October 30, 2010 and an increase in non-comparable store sales. Comparable store sales increased primarily due to an 8.3% increase in the number of transactions.

License Fees from Leased Departments

License fees related to sales of merchandise in leased departments for the thirty-nine weeks ended October 30, 2010 increased $0.6 million, or 14.4%, to $4.6 million as compared to $4.1 million for the thirty-nine weeks ended October 31, 2009.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirty-nine weeks ended October 30, 2010 increased $23.2 million, or 17.3%, to $157.2 million as compared to $134.0 million for the thirty-nine weeks ended October 31, 2009. Gross profit margin for the thirty-nine weeks ended October 30, 2010 increased 100 basis points to 45.1% as compared to 44.1% for the thirty-nine weeks ended October 31, 2009. The increase in gross profit margin was primarily due to a reduction in markdowns which contributed 70 basis points of the increase and an increase in mark-up on merchandise which accounted for 50 basis points of the increase, partially offset by an increase in shrinkage and a decrease in license fees as a percentage of sales during the thirty-nine weeks ended October 30, 2010 as compared to the thirty-nine weeks ended October 31, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirty-nine weeks ended October 30, 2010 increased $27.2 million, or 23.1%, to $145.0 million as compared to $117.8 million for the thirty-nine weeks ended October 31, 2009. This increase in selling, general and administrative expenses for the first nine months of 2010 compared to the first nine months of 2009 was due to the following:

•	An increase in corporate expenses of $14.8 million,

•	An increase in store expenses of $7.8 million,

•	An increase in advertising expenses of $2.2 million,

•	An increase in distribution center expenses of $1.3 million,

•	An increase in depreciation and amortization of $0.6 million, and

•	An increase in store pre-opening expenses of $0.5 million.

As a percentage of sales, selling, general and administrative expenses for the thirty-nine weeks ended October 30, 2010 increased to 41.6% as compared to 38.8% for the thirty-nine weeks ended October 31, 2009. The increase is selling, general and administrative expenses as a percentage of sales is primarily due to expenses related to the initial public offering completed on August 10, 2010.

Corporate expenses increased $14.8 million over the third quarter of 2009 primarily due to $8.3 million additional fees paid to Sun Capital Management including $7.5 million for termination of the consulting agreement and $0.6 million in transaction consulting fees associated with the initial public offering. Increases in corporate expenses are also the result of $3.9 million of increased payroll and benefits, including $2.5 million in bonus payments to certain of our executive officers triggered upon the successful completion of our initial public offering, and higher payroll costs due to increased headcount and sales growth, $1.2 million of incremental financial consulting and audit fees associated with the initial public offering, and an increase of $0.7 million in information technology costs related to upgrading our information technology systems. The remaining corporate expense increase is related to increases in recruiting and relocation expenses due to increased headcount.

The store expenses increase of $7.8 million for the thirty-nine weekends ended October 30, 2010 is primarily related to three new store openings since the third quarter of 2009 comprising $4.4 million of the increase. The remaining increase in store expenses is primarily due to increased payroll, benefits, credit card fees associated with the higher sales volume in the third quarter of 2010 compared to 2009 and $0.4 million related to incremental rent expense from one store converting from percentage rent to fixed rent due to sales exceeding the base rate trigger threshold.

The $2.2 million increase in advertising expenses is a result of increases in television and direct mail costs, including costs related to the three new store openings since the third quarter of 2009.

The $1.3 million increase in distribution center expenses is a result of higher payroll and benefit costs related processing the increase in merchandise inventory receipts.

Store pre-opening expenses have increased due to two new store openings during the first three quarters of fiscal year 2010 and one store relocating during the third quarter of 2010, as compared to one new store opening during the first three quarters of fiscal year 2009.

Interest Expense

Interest expense for the thirty-nine weeks ended October 30, 2010 decreased $0.3 million to $0.6 million as compared to $0.9 million for the thirty-nine weeks ended October 31, 2009. This decrease was primarily due to decreases in average borrowings outstanding under the revolving line of credit facility and the equipment term notes.

Income Tax Expense

Income tax expense for the thirty-nine weeks ended October 30, 2010 was $4.5 million as compared to $5.7 million for the thirty-nine weeks ended October 31, 2009. The effective income tax rate for the thirty-nine weeks ended October 30, 2010 increased 1.4% to 38.3% compared to an effective rate of 36.9% for the thirty-nine weeks ended October 31, 2009. The effective tax rate increased during 2010 based on projected taxable income for the year, moving the Company’s federal tax rate from 34% to 35%. The remainder of the increase in the effective tax rate was related to certain transaction fees paid to Sun Capital Management in connection with the initial public offering which are not deductible for tax purposes.

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

Liquidity and Capital Resources

Our primary ongoing cash requirements are for operating expenses, inventory and new store capital investment. Our typical investment in a new store is approximately $1.3 million which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.0 million have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores. During the third quarter of fiscal 2010 we completed an initial public offering. At October 30, 2010, the Company had working capital of $29.0 million, including $8.5 million of cash and cash equivalents.

Capital Expenditures

Net capital expenditures during the thirty-nine weeks ended October 30, 2010 and October 31, 2009 were $5.8 million and $1.9 million, respectively. Net capital expenditures were comprised of the following:

	39 Weeks Ended October 30, 2010	39 Weeks Ended October 31, 2009

New and existing stores	$1,871	$816
Technology-related investments	4,823	458
Distribution center improvements	495	648

Gross capital expenditures	7,189	1,922
Less: Proceeds from sale of equipment	(1,417)	—

Net capital expenditures	$5,772	$1,922

We lease the real estate for all of our stores. In certain cases, we negotiate leases whereby we take responsibility for construction of a new store and are reimbursed for our costs from the landlord. When this situation occurs, we report the construction costs as part of our capital expenditures and, at the commencement of the lease, report the proceeds from the sale of the assets to the landlord. Additionally, during the thirty-nine weeks ended October 30, 2010, the Company entered into three capital leases on information technology equipment.

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	39 Weeks Ended October 30, 2010	39 Weeks Ended October 31, 2009

Net cash flows provided by / (used in) operating activities	$(11,067)	$9,083
Net cash flows used in investing activities	(5,772)	(1,922)
Net cash flows provided by / (used in) financing activities	8,656	(6,667)

Increase (decrease) in cash and cash equivalents	(8,183)	494
Cash and cash equivalents at end of period	16,601	5,218

Cash and cash equivalents at end of period	$8,418	$5,712

Cash Flows from Operating Activities

Net cash used by operating activities in the thirty-nine weeks ended October 30, 2010 was $11.1 million, which included net income of $7.2 million, plus noncash charges for depreciation and amortization expense and share-based compensation expense of $2.2 million. Operating cash flows in the thirty-nine weeks ended October 30, 2010 were favorably impacted by an increase in accounts payable related to inventory purchases of $38.1 million and a $1.8 million increase in deferred rent. These increases in operating cash flows for the thirty-nine weeks ended October 30, 2010 were offset by an increase in inventory of $52.4 million heading into the peak holiday season, an increase in income taxes receivable of $6.2 million and a $1.2 million in prepaid expenses.

Net cash provided by operating activities in the thirty-nine weeks ended October 31, 2009 was $9.1 million, which included net income of $9.7 million, plus noncash charges for depreciation and amortization expense and share-based compensation expense totaling $1.5 million. Operating cash flows in the thirty-nine weeks ended October 31, 2009 were favorably impacted by increases in accounts payable related to inventory purchases, income taxes payable and deferred rent and decreases in prepaid expenses totaling $42.1 million. Increases of inventory and decreases in accrued expenses totaling $44.5 million reduced operating cash flows.

Cash Flows from Investing Activities

Net cash used in investing activities in the thirty-nine weeks ended October 30, 2010 and October 31, 2009 was $5.8 million and $1.9 million, respectively. Cash of $7.2 million and $1.9 million was used for purchases of property and equipment during the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. The increase in cash used in investing activities is primarily due to $4.8 million invested in information technology equipment and software during the thirty-nine weeks ended October 30, 2010 compared to increases of $0.5 million during the nine months ended October 31, 2009. Additionally, $1.9 million was invested in new and existing stores during the thirty-nine weeks ended October 30, 2010 impacted by two new stores openings and one store relocation during this period. This compares to $0.8 million for store investments during the thirty-nine weeks ended October 31, 2009 when just one store was opened. Distribution center improvements were $0.5 million and $0.7 million for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. The sale of property and equipment generated cash of $1.4 million in the first three quarters of fiscal 2010 due to the proceeds received from the sale-leaseback of real estate related to new store construction.

Cash Flows from Financing Activities

Net cash provided by financing activities was $8.7 million during the thirty-nine weeks ended October 30, 2010. On August 10, 2010, we completed an initial public offering which provided $30.0 million of net cash proceeds from the sale of our common stock. Financing activities also include the payment of $20.0 million of dividends during the second quarter of 2010 and $1.1 million of payments on capital lease and financing agreements during the thirty-nine weeks ended October 30, 2010. Debt issue costs of $0.3 million were paid during the third quarter of 2010 in connection with the amendment to our revolving line of credit facility effective upon the completion of the initial public offering on August 10, 2010.

Cash of $6.7 million was used by financing activities for the thirty-nine weeks ended October 31, 2009. During the first nine months of fiscal 2009, $6.3 million of net cash was used to pay down the revolving line of credit activity. In the first three quarters of fiscal year 2009, cash was generated from proceeds received from a new equipment loan of $2.0 million. Cash was used for debt issuance costs of $1.9 million and payments on the term debt and lease arrangements of $0.5 million.

Existing Credit Facilities

Gordmans, Inc. is the borrower under a loan, guaranty and security agreement dated as of February 20, 2009, as amended from time to time thereafter, with Wells Fargo Capital Finance, LLC as agent and a lender and certain other lenders party thereto from time to time. Gordmans Distribution Company, Inc., Gordmans Management Company, Inc., Gordmans Stores, Inc. and Gordmans Intermediate Holdings Corp. are all guarantors under the loan agreement. The loan agreement provides an equipment term loan in the original principal amount of $2.0 million, which was used to refinance existing indebtedness. In addition, the loan agreement originally provided a revolving line of credit facility for general working capital needs of up to $78.0 million. The description below includes the terms of the fourth amendment to the loan agreement, which became effective upon the completion of the initial public offering on August 10, 2010.

The revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on February 20, 2013. At October 30, 2010, we had no borrowings outstanding under our revolving line of credit facility and excess availability of $69.4 million, including letters of credit issued with an aggregate face amount of $0.7 million.

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

The availability of the revolving line of credit facility is subject to a borrowing base, which is comprised of eligible credit card receivables, the liquidation value of eligible landed inventory, eligible distribution center inventory and the liquidation value of eligible in-transit inventory. The equipment term loan was fully drawn in a single draw on the closing date of the initial public offering and was used to refinance existing indebtedness. It matures on February 20, 2012 and amortizes in 36 equal monthly installments. Interest is payable on the equipment term loan monthly at a per annum rate equal to the base rate plus 4.00%.

We have also entered into two financing arrangements to purchase software. Payments of $0.2 million, including interest at 2.6%, are due quarterly through the March 2012 and payments of $0.4 million, including interest at 4.9%, are due quarterly through April 2012.

Off-Balance Sheet Arrangements

As of October 30, 2010, we had no off-balance sheet arrangements.

Contractual Obligations

Contractual commitments under capital leases are $0.1 million during the remainder of fiscal 2010 and are $0.5 million, $0.4 million and $0.2 million in fiscal 2011, 2012, and 2013, respectively. Additionally, we have financing arrangements to purchase equipment and software. Annual scheduled debt maturities for these financing arrangements are $0.3 million for the remainder of fiscal 2010 and are $1.5 million and $0.4 million for fiscal 2011 and 2012, respectively. We had outstanding letters of credit of $0.7 million at October 30, 2010. Future minimum lease payments under operating leases with rental terms of more than one year as of October 31, 2010 are $8,702 during the remainder of 2010 and are $36,342 in fiscal 2011, $36,412 in fiscal 2012, $34,223 in fiscal 2013, $30,009 in fiscal 2014 and $95,125 thereafter.

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

Borrowings under the revolving line of credit facility bear interest at the base rate plus 3.00% (6.00% at October 30, 2010) with an option to bear interest at the LIBOR interest rate plus 4.00%. Borrowings under the revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $78.0 million. There were no borrowings outstanding under our revolving credit facility at October 30, 2010. The equipment note payable bears interest at the LIBOR interest rate plus 4.00% (7.25% at October 30, 2010). The balance of the equipment note payable at October 30, 2010 was $0.9 million.

We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the revolving line of credit facility. As of October 30, 2010, the analysis indicated that such a movement would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report and has concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our risk factors have not changed materially from those disclosed in our Registration Statement. The risk factors disclosed in our Registration Statement, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

Date: December 2, 2010

GORDMANS STORES, INC.

By:	/s/ JEFFREY J. GORDMAN
Jeffrey J. Gordman
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ MICHAEL D. JAMES
Michael D. James
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)