Form 10-K
period 2011-01-29
Gordmans Stores, Inc.
filed 2011-03-31
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34842

Gordmans Stores, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	26-3171987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

12100 West Center Road,

Omaha, Nebraska 68144

(Address of principal executive offices, including zip code)

(402) 691-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes ☐  No ☒

The registrant consummated the initial public offering of its common stock on August 4, 2010. Accordingly, there was no public market for the registrant’s common stock as of July 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 30, 2011 was 18,703,086.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Gordmans Stores, Inc. definitive Proxy Statement for the 2011Annual Meeting of the Shareholders to be held on May 24, 2011, are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

GORDMANS STORES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the factors described in “Item 1A – Risk Factors” in this Annual Report on Form 10-K.

The forward-looking statements are only predictions based on our current expectations and our projections about future events. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission filings and public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties. The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

ITEM 1. BUSINESS

Our Company

Gordmans Stores, Inc. (the “Company”), incorporated in Delaware in August, 2008, is an everyday low price department store retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories (including fragrances), footwear and home fashions. As of January 29, 2011, we operated 68 stores under the trade name “Gordmans” located in 16 primarily Midwestern states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

Our History

The origins of Gordmans date back to 1915, and over the next 60 years evolved into a moderately-priced promotional department store concept. In 1975, entrepreneur Dan Gordman started the 1/2 Price Stores, the concept of which was to sell department store quality merchandise at half of department store regular prices as a vehicle to clear end-of-season product. More than twenty years later in 1996, Dan’s grandson, Jeff Gordman, led an initiative to reposition the Company in an effort to better communicate our unique selling proposition, which went far beyond merely low prices. The repositioning included strengthening the portfolio of name brands, developing a new prototype store format, and significantly upgrading the store presentation in response to the evolving preferences of our guests. The capstone of this repositioning initiative was the re-naming of the stores from the 1/2 Price Stores to Gordmans, which was completed in fiscal 2000.

On September 17, 2008, Gordmans, Inc. shareholders sold 100% of the outstanding stock of Gordmans, Inc. (the “Predecessor Company”) to an affiliate of private equity firm Sun Capital Partners, Inc. (“Sun Capital”) (the “Sun Capital Transaction”).

In August 2010, we completed the initial public offering of our common stock, including 3,214,286 shares sold by us and 2,142,857 shares sold by selling stockholders. Our common stock is listed on the NASDAQ Global Select Market under the symbol “GMAN.”

Our Business Model

Our uniquely positioned business model is built to capitalize on what we believe is an underserved need in the marketplace. While we technically compete within the off-price segment of the industry, we are actually a unique hybrid of specialty, department store, big box and off-price retailers. Our mission, “We will delight our guests with big savings, big selection and fun, friendly associates!” reflects our differentiated selling proposition, which is comprised of three elements: (i) savings of up to 60% off department and specialty store regular prices; (ii) a broad selection of fashion-oriented department and specialty store quality apparel, footwear, accessories (including fragrances), and home fashions; and (iii) a shopping experience that is designed to be infused with fun and entertainment and characterized by outstanding guest service in addition to well-organized, easy-to-shop stores. We believe that while other retailers may fare better than us on any one of our key elements of savings, selection or shopping experience, few, if any, attempt to optimize all three simultaneously to the same degree as we do.

We believe that pursuing a product differentiation and cost leadership strategy concurrently sets us apart from our competitors and has been critical to our success. Fashion-infused, name brand apparel, footwear, and accessories synthesized with unique home fashions merchandise form the foundation of our merchandise differentiation strategy. The goal of delivering everyday low prices that are below the lowest sale prices of department and specialty stores drives our cost leadership strategy. The key aspects of our business strategy are as follows:

•

Unique Merchandise Offering.    We synthesize our fashion-oriented, name brand apparel and accessories with an expansive Home Fashions selection. Certain segments of Home Fashions make up our destination business of “Décor,” such as wall art, floral and garden, and accent furniture and lighting. In addition to Décor, we have developed our Juniors’ and Young Men’s Apparel categories into destination businesses (defined as categories with a broad and deep selection of brands and styles such that we believe Gordmans becomes a destination of choice for these categories), which combined represents a significant percentage of our total sales and inventory. Our goal is to dedicate a greater proportion of inventory resources to these businesses than any other off-price, mid-tier or department store retailer.

•

Outstanding Value Proposition.    From a cost leadership standpoint, it is our goal to offer everyday savings of up to 60% off department and specialty store regular ticketed prices. We believe we are able to achieve this goal because we procure merchandise from our vendors at a low up-front price, i.e., without asking for various reimbursements and discounts. We then pass those savings along to our guests by selling our merchandise at a low everyday price. Many other retailers, including many of our competitors, agree to pay a higher initial price to their vendors, but then seek to offset that higher price by demanding various reimbursements and discounts. Such retailers carry their products at a higher ticketed retail price, but then sell the majority of their merchandise at a discount under various promotions and sales. Thus, while our all-in cost of merchandise, and the ultimate sale price to our guests, may be similar to that of our competitors, we offer our vendors and guests greater certainty of pricing, which we believe is attractive to both vendors and guests. Finally, opportunistic merchandise procurement strategies, which in conjunction with everyday low prices define the off-price segment of the retailing industry, further enhance our value proposition. We undergo a due diligence process to validate our savings that includes verifying manufacturers’ suggested retail prices, retail prices provided by our vendor partners, examining retail prices on a variety of ecommerce sites and examining retail prices in competitor store locations.

•

Fun and Energetic Store Environment.    Our store shopping experience is a critical component of our holistic selling proposition. The stores feature Gordmans Giggles, a children’s theater seating area, Gordmans Grandstand, a sports-themed television viewing seating area, exterior and interior racetracks designed to facilitate easy navigation throughout the store as well as to maximize aisle real estate, and visual punctuation points identified by unique fixtures, overhead elements and flooring that articulate specialized merchandise presentations. Our 50,000 square foot store model is designed to be a fun and easy-to-shop store experience, to optimize both sales productivity and operational efficiency, and finally, to serve as an economical, scalable expansion vehicle.

Our Growth Strategy

We believe we are well positioned to leverage our unique selling proposition, scalable infrastructure and portable retail model to continue to capture market share and drive increased revenue and profitability. Our multi-pronged growth strategy is as follows:

•

Expand Store Base.    With a current store base of 68 stores, our objective is to increase our store base in excess of 10% annually starting in fiscal 2012. We believe that we can capitalize on both new market opportunities that are primarily contiguous to our current markets, as well as on selected opportunities to fill in existing markets. Therefore, in the near term, we intend to focus our expansion primarily within a 750 mile radius of our corporate headquarters in Omaha. Within this geography, we have identified over 60 markets in 16 states that we believe have the potential to support up to 150 additional stores by targeting all existing and new markets with a minimum trade area population of 100,000.

—

Our flexible store model is adaptable to a variety of shopping center developments, including enclosed regional shopping malls, lifestyle centers, power centers and redeveloped big boxes formerly occupied by other retailers. As part of our new store due diligence process, we employ a rigorous site selection methodology that typically evaluates, among other factors, population densities and growth rates, co-tenancy dynamics, retail sales per capita and household income.

—

We operate an efficient store model that allows us to pursue both new and refurbished retail locations that produce strong cash flow. We seek to achieve a payback on investment from new stores, which includes our build-out costs (net of landlord contributions), initial inventory (net of payables) and pre-opening expenses, within one to two years.

•	Drive Comparable Store Sales. We seek to maximize our comparable store sales by continuing to execute on a number of recent initiatives, such as:

—

Expanding Our Destination Businesses.    We will continue to focus on our strategic points of differentiation, including Juniors’ Apparel, Young Men’s Apparel, and Décor, which have developed into significant destination businesses. We believe that these businesses in aggregate continue to have significant growth potential through a combination of adding targeted brands and expanding certain existing ones, strengthening and increasing selected product categories, and finally by allocating additional inventory dollars for their development.

—

Capitalizing on the Underdeveloped Misses Apparel Business.    Although the overall size of the Women’s Apparel industry is significantly larger than that of Juniors’ Apparel, our Women’s Apparel sales for fiscal year 2010 were significantly less than that of Juniors’ Apparel. We believe that by narrowing the gap between Women’s and Juniors’ Apparel, we would experience a noticeable increase in our comparable store sales performance at a total company level. The management team for this business was recently restructured, at which time the strategy was streamlined and refocused on a younger demographic consumer profile, leveraging the strength of the Juniors’ Apparel business in a strategically contiguous manner.

—

Developing Selected High Growth Potential Niche Businesses.    There are several niche businesses that we have been able to develop that we believe are underserved by the market, particularly by a majority of the other value-oriented retailers. These businesses include team apparel and related accessories, fashion jewelry, fragrances, special size apparel, pampered pet accessories, intimate apparel, legwear and handbags. We believe that these categories have substantial growth potential over the next few years, and that by employing the same expansion strategies that have generated success within our existing destination businesses, we can continue to expand these targeted categories as well.

—

Augmenting Our Brand Portfolio.    We have had tremendous success adding a significant number of national labels to our brands portfolio across all merchandise divisions. In conjunction with the continued consolidation of the industry, our increasing market leverage should enable us to continue to acquire targeted brands desired by our guests, as well as to satisfy guest demand with respect to underdeveloped existing brands.

—

Leveraging Our Inventory Optimization Opportunities.    We will seek to increase the productivity of our stores by leveraging our investments in location planning, re-buying, replenishment and price optimization technologies and processes. By understanding the individual characteristics of each store, merchandise purchases can be adjusted to accommodate the stores that truly have a need rather than allocating merchandise into every store irrespective of inventory need. This approach translates into better merchandise assortments tailored to the needs of each store, faster turnover and stronger sell-through performance.

•

Leverage Cost Infrastructure.    We intend to enhance our profit margins by leveraging economies of scale with respect to our cost infrastructure. We plan to invest in our corporate infrastructure in 2011 and 2012 which will allow us to open new stores at a faster rate than previously planned beginning in 2012. However, we believe that a significant portion of our corporate overhead and distribution center costs will not increase at a rate proportionate with new and comparable store sales growth and will allow us to leverage our cost structure in future periods.

Recent Initiatives and Accomplishments

From 2004 to 2008, we expanded our store base by approximately 55%, adding a total of 23 stores after taking into account two relocations and three store closures. Due in part to the difficult economic environment, in fiscal years 2009 we opened only one store and opened only two new stores and relocated one store in fiscal 2010. This enabled us to focus the majority of our efforts on several initiatives to position us for sustainable long-term growth. These initiatives included:

•

Management.    We strengthened the talent level throughout the organization, including within the senior management, merchandising and stores teams. Several talent strategies involving the selection process, assessment tools, succession planning and engagement have facilitated our success in this area.

•

Merchandising.    Over the last three years we have executed several merchandising strategies, including: the acquisition and expansion of a significant number of national brands; the augmentation of our Juniors’ Apparel, Young Men’s Apparel and Décor destination businesses; and the expansion of several underdeveloped, high growth business categories. In general, these businesses leverage our sourcing and design expertise, and seek to capitalize on perceived voids in the marketplace.

•

Marketing.    We have reengineered our marketing strategy to focus on branding Gordmans as a fun, unique energetic shopping experience that clearly articulates our unique selling proposition in a humorous, memorable manner. In order to accomplish this objective, we adjusted our media mix to more heavily weight television advertising, which we believe is our most efficacious branding vehicle. Our in-house advertising capabilities provide us with the flexibility to dynamically deliver creative collateral.

•

Inventory Management.    Over the last three years, we developed, implemented and refined an innovative pricing optimization technology and process that utilizes pattern recognition technology to determine the appropriate time to mark down merchandise in order to maximize both gross profit and inventory utilization efficiency. We also developed a tool to repurchase high performing items utilizing this same technology. Finally, we have refined our location planning process to build and maintain merchandise plans by store, an approach that translates into assortments tailored to the individual needs of each store.

As a result of these initiatives, in conjunction with more efficiently leveraging our cost infrastructure, we were able to significantly improve sales and gross profit margin results in fiscal years 2010 and 2009. In particular, we generated a comparable store sales increase of 8.4% and 4.6% for fiscal years 2010 and 2009, respectively. In addition, we improved our gross profit margin in fiscal years 2010 and 2009 by 100 basis points and 170 basis points, respectively, over the prior year.

Competition

We compete, to some degree, with all other retail formats: traditional department stores such as Macy’s and Dillard’s, national mid-tier chains including Kohl’s and J.C. Penney, discount stores including Target and Wal-Mart and specialty stores such as Old Navy. We differentiate ourselves from discount stores (such as Target and Wal-Mart, who generally offer discount store brands and private label merchandise at similar prices) primarily by offering department and specialty store name brands, by providing a more upscale shopping environment and by emphasizing apparel and apparel-related accessories within our assortments. Our everyday low price strategy and smaller, better-organized store layouts set us apart from the majority of department stores (such as Macy’s and Dillard’s, who offer a broad selection in a multi-department, multi-level, large store format).

Compared to most off-price retailers (such as T.J. Maxx, Ross Stores and Stein Mart, who offer branded merchandise at discount prices), our stores are significantly larger, which enables us to present a much broader assortment of merchandise. Moreover, unlike most off-price stores, a Gordmans store is visually appealing and well-organized, utilizing merchandising techniques, visual displays, a departmental floor layout, fixture systems, signing and graphics similar to that of department and specialty stores. Finally, we do not carry imperfect merchandise and we offer complete assortments achieved through the negotiation of up-front discounts augmented by opportunistic buying strategies.

We believe our differentiated selling proposition has enabled us to operate successfully in the same markets as our primary off-price, discount and department store competitors. For example, as of January 29, 2011, approximately 48% of our stores operated within one mile of a Kohl’s, and 62% operated within one mile of a Wal-Mart. As of January 29, 2011, a Wal-Mart operates within five miles of 100% of our stores, and a Kohl’s is located within five miles of 88% of our locations.

Our primary target shopper is a 25 to 49-year-old mother with children living at home with a household income ranging from $50,000 to $100,000. However, given our strength in Juniors’ Apparel, females between the ages of 12 and 24 also are an important target market. We believe that the broad appeal of our mission has enabled us to capture both discount store shoppers that desire to trade up as well as department and specialty store shoppers that desire better value every day.

Merchandising and Sourcing

Strategy

Our merchandising strategy is to offer the same recognizable brands, current season fashions, and styles carried by major department and specialty store chains at prices of up to 60% below their regular ticketed prices every day. To accomplish this strategy, our buyers seek to negotiate the best up-front net pricing in lieu of end-of-season markdown, advertising and return allowances, as well as other extraneous chargebacks. A variety of opportunistic buying strategies are also employed, including capitalizing on merchandise closeouts, cancelled orders, excess production capacity and excess finished or piece goods inventories.

We have a separate planning and allocation function that seeks to maximize the return on our investment in merchandise inventory. Systems and processes are in place to enable us to capitalize on emerging trends in the business while simultaneously seeking to optimize inventory efficiencies.

Assortment

Our merchandise selection includes a broad range of apparel, footwear, accessories (including fragrances), and home fashions products. Within Apparel, we offer young men’s, men’s, juniors’, women’s, plus sizes, maternity and children’s clothing, which includes offerings for infants, toddlers, boys and girls. Our Accessories business includes designer fragrances, intimate apparel, handbags, sunglasses, fashion jewelry, legwear and sleepwear. Our stores also feature a large Home Fashions section, which includes wall art, photo frames, accent furniture, accent lighting, candles, ceramics, vases, seasonal décor, floral and garden, gourmet food and candy, toys, luggage, pet accessories, housewares, decorative pillows, fashion rugs, bedding and bath.

The following information reflects the percentage of revenues by major product category as a percentage of net sales:

	Year Ended January 29, 2011	Year Ended January 30, 2010	Year Ended January 31, 2009
Apparel	54%	53%	53%
Home Fashions	28	29	30
Accessories (including fragrances)	18	18	17

Total	100%	100%	100%

Licensing Agreements

Destination Maternity Corporation.    In 2006, we executed a license agreement with Destination Maternity Corporation (“Destination Maternity”), a leading maternity retailer, to operate a maternity business in each of our stores. The license agreement expires on February 28, 2014 and contains automatic three-year extension terms and includes a one year notice period to cancel. The license agreement is for Destination Maternity’s flagship Motherhood Maternity® brand. The brand is positioned in the value segment of the industry, representing a broad selection of fashion-oriented merchandise at low prices, and is therefore an ideal fit for us.

DSW, Inc.    We have outsourced our footwear business since 1997, and in 2004 entered into a license agreement with DSW, Inc., a $1.8 billion specialty footwear retailer that sells a wide selection of designer and name brand footwear at everyday low prices. The license agreement expires on January 31, 2013 and contains three year automatic renewal periods and a six month notice period to cancel prior to the renewal periods.

Our footwear and maternity departments are staffed by our associates but are supported by operations personnel provided by our licensees who travel to our stores to work with our associates and provide recommendations regarding merchandise presentation and other operations-related issues. Our licensees own the inventory and have total authority over all aspects of the merchandise procurement process. We receive a license fee equal to a specified percentage of net maternity and footwear sales, respectively.

Sourcing

We maintain long-term, mutually beneficial sourcing relationships with a large group of suppliers. In fiscal year 2010, we purchased merchandise from nearly 1,300 vendors, the largest of which comprised only 2.0% of total purchases. This diversification in our supplier base provides us with flexibility and negotiating leverage. We are able to obtain favorable prices from our vendor partners by not requiring advertising and markdown allowances or return privileges that are typical in the industry, by making timely payments and by our ability to take advantage of opportunistic buys. Consequently, we have become a preferred partner to the vendor community due to our transparent, streamlined and mutually profitable approach to the business.

Private Label Credit Card

In 2002, we entered into an agreement with Alliance Data Systems (“ADS”) to create, administer and process the Gordmans credit card program, which enhances guest loyalty and allows us to identify and regularly communicate with some of our best guests, as well as serves to augment our guest database. ADS approves all applicants for the Gordmans credit card, carries the receivables for charges made to the card, bears all risk of loss associated with the credit that is extended to our guests, and receives all fees associated with the cards. We recognize sales charged to the Gordmans credit card at the time the charge is approved at the point of sale in the same manner as other credit cards.

Marketing Message and Creative Strategy

The foundation of our marketing message is a ‘Theirs vs. Ours’ comparative pricing strategy, designed to significantly elevate the pricing dimension of our unique selling proposition and communicate it in a clear and compelling fashion. ‘Theirs vs. Ours’ is leveraged across all media, particularly through in-store collateral such as fixture signing, price tags and receipt messaging as well as print advertising. Our prices are clearly marked and always have the comparative retail selling price noted on the price tag.

Both television and print advertising are characterized by our fun, unique and energetic brand personality. Our multi-year television campaign, which was launched at the beginning of fiscal year 2009, emphasizes the Gordmans shopping experience in juxtaposition with that of traditional department and specialty stores. Using unexpected humor and a visual hook to grab the viewers’ attention, the campaign delivers an institutional branding message that aggressively emphasizes our everyday savings.

The television commercials are deployed in an ongoing continuity strategy in excess of 30 weeks per year, which represents a dramatic departure from our own traditional retail event strategies of the last decade. The creative messaging strategy for fiscal year 2010 continued to build upon the existing branding campaign to leverage viewer recall and further reinforce our savings message. Due to the dramatic shift in advertising dollars from print to broadcast, these branding spots were supplemented with merchandise-driven spots to enhance key retail selling periods as well as to showcase our broad merchandise selection.

In fiscal year 2010, we initiated a social and mobile media strategy to work synergistically with our television, print, direct mail and email collateral. Through various promotions, dynamic content and exclusive offers, we are engaging our guests in a more targeted and personal fashion. In addition, we offer mobile campaigns that allow us to offer promotions and contact guests directly on their mobile devices.

Our Stores

As of January 29, 2011, we operated 68 stores in 16 primarily Midwestern states with a total of 4.0 million square feet and an average store size of 58,300 square feet. The stores are comprised of 51 prototype locations with an average age and size of seven years and 55,000 square feet, respectively, and 17 legacy locations with an average age and size of 22 years and 68,400 square feet, respectively. The average age of all stores, including prototype and legacy locations is 10 years. Of our 68 locations, 65 were comparable stores in fiscal 2010, which we define as stores that have been open at least 16 months.

Our stores are located in large, medium, and small metropolitan statistical areas throughout our 16 state trade area. Our distinctive big box, fashion-oriented apparel and home fashions format provides a strong primary or secondary anchor with the ability to attract significant complementary co-tenants. Our stores are located in a wide variety of shopping center developments including enclosed regional shopping malls, lifestyle centers, power centers and redeveloped big boxes formerly occupied by other retailers. The table below sets forth the number of stores in each of these 16 states.

State	Stores	State	Stores	State	Stores
Arkansas	2	Kentucky	2	Nebraska	7
Colorado	5	Minnesota	1	Oklahoma	5
Iowa	9	Missouri	10	South Dakota	2
Illinois	8	Mississippi	1	Tennessee	2
Indiana	4	North Dakota	2	Wisconsin	4
Kansas	4

Our large, 50,000 square foot store model features an easy-to-shop, dual racetrack layout designed to facilitate easy navigation throughout the store as well as to maximize aisle real estate. The open, contemporary floor plan provides a visual roadmap of the entire store from the entrance and provides us with the flexibility to easily expand and contract departments in response to consumer demand and preferences, seasonality and merchandise availability. Other features of the store model include unique entertainment elements such as Gordmans Giggles, a children’s theater, and Gordmans Grandstand, a sports-themed seating area and punctuation points identified by unique fixtures, overhead elements and flooring accentuate specialized merchandise, lifestyle presentations and key items. Virtually our entire inventory is displayed on the selling floor.

Information Technology

We believe that use of technology is extremely important to our business and have made a significant number of technology investments over the last several years, integrating business processes and technology to facilitate growth, efficiency and risk mitigation. We acquire perpetual licenses to use this technology and do not own any proprietary software applications. We generally pay annual maintenance fees in order to maintain the most current versions of the software and to receive technical support.

Our point-of-sale system enhances the guest experience by optimizing the speed and ease of the checkout process. The system makes extensive use of smart barcodes to eliminate the need for cashier intervention in the processing of promotions. These barcodes also facilitate the tracking of promotional effectiveness, ensuring compliance and reducing fraud. We also make significant use of wireless handheld terminals in our retail locations to expedite the processing of markdowns and measure markdown compliance. To better optimize store payroll, we implemented a time and attendance system in all locations and built upon this platform in 2010 with a store labor-scheduling system to more efficiently align payroll resources with both work flow and store traffic patterns.

Advanced planning and allocation applications have allowed us to better control inventory and ensure a consistent merchandise receipt flow. Systems also facilitate the creation of location-specific sales, inventory and receipt plans at a detailed level, which seamlessly integrate with our allocation system. Of particular note are a suite of applications and processes pertaining to markdown optimization as well as re-buying and replenishment. These applications use sophisticated pattern recognition algorithms to dynamically simulate multiple pricing and sales scenarios, automatically generating price changes to maximize profitability. Where it calculates that demand will outstrip supply, the system generates repurchase recommendations by item by store.

A new warehouse management system has already increased the efficiency of our supply chain. Whereas the legacy application required extensive paper-based processing and manual key-entry, the new radio-frequency based system allows us to shorten the time it takes merchandise to reach the sales floor and to monitor the flow of goods more granularly and accurately. Together with other systems, our warehouse management system allows us to track items continuously from the time of purchase order generation, through shipping, receiving, processing and store delivery, and also has detailed truck manifesting capabilities that will improve the efficiency with which we plan store labor.

We have also made considerable investments in business intelligence capabilities. Dashboards provide ready access to key performance indicators, and ad-hoc capabilities allow users to tailor reports to their individual needs. Mobilization of information has recently been added and our field staff now has access to real-time sales information.

Having achieved compliance with the Payment Card Industry (PCI) Data Security Standard (DSS), we have demonstrated our commitment to keeping guest information secure. We have segmented sensitive network traffic and encrypted specific data elements. In addition, we have increased application security and implemented change control procedures. Physical security prevents unauthorized access to in-scope equipment in the stores and at the corporate office. Extensive intrusion detection measures and periodic vulnerability scans significantly reduce the risk of a breach.

To help reduce shrink and control theft, we employ technology that integrates video surveillance with transaction data. The system scans transaction logs for signs of improper activity and alerts Asset Protection associates. A migration to internet protocol-based cameras has begun and has already increased our remote monitoring and apprehension capabilities. Centrally located associates may now assist in-store agents as they track and pursue subjects.

Distribution and Logistics

We centrally distribute the majority of our merchandise from two facilities in Omaha, Nebraska. Through the use of third party national and international freight and logistics companies, we coordinate pick-up of merchandise from our vendors for delivery to our distribution center where it is received, inspected, processed and distributed to our retail stores. We utilize the services of several third party carriers for delivery of merchandise from our distribution centers to our stores.

Our primary distribution center is a 380,000 square foot (26% of which is mezzanine space) flow-through facility that operates with a leading edge distribution center management system that utilizes radio frequency technology to monitor and manage the movement of merchandise. We believe that our innovative put-to-light merchandise packing technology is a unique feature of this system.

Our secondary distribution center is a 140,000 square foot warehouse located approximately four miles from our primary distribution center. This facility relieved the shipping and hardlines staging limitations we faced in our primary distribution center and will support our planned growth through 2015. This facility enables us to serve up to 42 additional stores and will support chain-wide expansion to approximately 110 stores.

Our combined distribution centers processed 57.4 million units in fiscal year 2010, which represented a 16.9% increase from the previous year.

Associates

As of January 29, 2011, we employed approximately 400 salaried associates and 3,800 hourly associates, the latter of which includes approximately 3,000 part-time associates. None of our associates are unionized, nor have we ever suffered from a work stoppage. We offer competitive compensation and attractive benefit plans to our full-time associates who meet eligibility requirements. Our benefits include medical insurance; dental insurance; basic and supplemental life insurance; short-term and long-term disability insurance; medical and dependent care flexible spending accounts; a 401(k) savings plus plan; two to four weeks of vacation; eight paid holidays; and a 20% associate discount on purchases in our stores.

In order to enhance the talent pool of our associates, our management utilizes a talent-based hiring process that employs a structured interview tool to assess an individual’s natural talent for their respective role in the organization.

Seasonality

Our business is subject to the seasonal fluctuations typical of the retail industry. A disproportionate amount of our sales and net income are realized during the fourth quarter, which includes the holiday selling season. Operating cash flows are typically higher in the fourth fiscal quarter due to inventory related to working capital requirements in the third fiscal quarter. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving and Christmas, and regional fluctuations such as sales tax holidays.

Intellectual Property

We currently own six trademarks including: ; Gordmans; Something Unexpected; Brands You Want. Savings You Deserve!; Give the Unexpected; and Something Unexpected. We believe that the recognition associated with our trademarks makes them valuable to our business.

Available Information

Our website address is www.gordmans.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission. Such reports can be accessed through the investor relations section of our website. The information on our website, whether currently posted or in the future, is not part of this or any other report we file with or furnish to the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Our business is sensitive to consumer spending and general economic conditions, and a continued or further economic slowdown could adversely affect our financial performance.

Consumer purchases of discretionary retail items, including our merchandise, generally decline during recessionary periods and other periods when disposable income is adversely affected. Our performance is subject to factors that affect domestic and worldwide economic conditions, including employment, consumer debt, market turbulence, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, value of the United States dollar versus foreign currencies and other macroeconomic factors. Deterioration in economic conditions or unemployment levels may reduce the level of consumer spending and inhibit consumers’ use of credit, which may adversely affect our revenues and profits. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores. Economic conditions and slowdowns in the economy could adversely affect shopping center traffic and new shopping center development and could have a material adverse effect on our business, our financial condition and our results of operations.

Our business is highly dependent upon our ability to identify and respond to new and changing fashion and style trends, guest preferences and other related factors, and our inability to identify and respond to these new trends may lead to inventory markdowns and write offs, which could adversely affect us and our brand image.

Our success depends in large part upon our ability to effectively identify and respond to changing fashion trends and consumer demands, and to translate market trends into appropriate, saleable merchandise offerings. Although we attempt to stay abreast of the fashion tastes of our guests and provide merchandise that satisfies guest demand, fashion trends can change rapidly and we cannot assure you that we will accurately anticipate shifts in fashion trends and adjust our merchandise mix to appeal to changing consumer tastes in a timely manner. If we misjudge the market for our merchandise or are unsuccessful in responding to changes in fashion trends or in market demand, we could experience insufficient or excess inventory levels which could result in higher markdowns, any of which would have a material adverse effect on our business, our financial condition and our results of operations.

There can be no assurance that our new merchandise offerings will have the same level of acceptance as our merchandise offerings in the past or that we will be able to adequately and timely respond to the preferences of our guests. The failure of any new merchandise offerings to appeal to our guests could have a material adverse effect on our business, our financial condition and our results of operations.

Our sales and profitability fluctuate on a seasonal basis and are affected by a variety of other factors.

Our business is affected by the seasonal pattern common to most retailers. Historically, our highest net sales occur during the fourth quarter, which includes the holiday selling season. Any significant decrease in net sales during the holiday season would have a material adverse effect on our business, our financial condition and our results of operations. In addition, in order to prepare for this season, we must order and keep in stock significantly more merchandise than we carry during other parts of the year. This inventory build-up may require us to expend cash faster than we generate by our operations during this period. Any unanticipated decrease in demand for our merchandise during this peak shopping season could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, profitability, ability to repay any indebtedness and our brand image with guests.

We face intense competition in the retail industry.

We face substantial competition for guests from regional and national department stores, specialty stores, discount stores, mid-tier stores and off-price retail chains. We compete on the basis of a combination of factors, including among others, price, breadth, quality and style of merchandise offered, in-store experience, level of guest service, ability to identify and offer new and emerging fashion trends and brand image. Many of these competitors are larger and have significantly greater financial and marketing resources than we do. Many of our competitors also generate ecommerce sales, and although we do maintain a website, we do not sell our full merchandise assortment online. Accordingly, we may face periods of intense competition in the future which could have a material adverse effect on our profitability and results of operations. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our profitability and results of operations.

Our inability to maintain or improve levels of comparable store sales could cause our stock price to decline.

We may not be able to maintain or improve the levels of comparable store sales that we have experienced in the recent past. Although we experienced comparable sales growth in fiscal year 2010, our annual comparable store sales have ranged from a decrease of 4.5% to an increase of 8.4%, during the past five fiscal years. We have recently experienced strong comparable store sales growth, which we may not be able to sustain. If our future comparable store sales decline or fail to meet market expectations, the price of our common stock could decline. In addition, the aggregate results of operations of our stores have fluctuated in the past and will fluctuate in the future. A variety of factors affect comparable store sales, including fashion trends, competition, current national and regional economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, inventory shrinkage, the success of our multi-channel marketing programs, the timing and level of markdowns and weather conditions. In addition, many retailers have been unable to sustain high levels of comparable store sales growth during and after periods of substantial expansion. These factors may cause our comparable store sales results to be materially lower than in recent periods and our expectations, which could harm our business and result in a decline in the price of our common stock.

Our advertising, marketing and promotional strategies may be ineffective and inefficient.

Our profitability and results of operations may be materially affected by the effectiveness and efficiency of our marketing expenditures and our ability to select the right markets and media in which to advertise. In particular, we may not be successful in our efforts to create greater awareness of our stores and our promotions, identify the most effective and efficient level of spending in each market and specific media vehicle and determine the appropriate creative message and media mix for our advertising, marketing and promotional expenditures. While we utilize several methods of distribution, daily newspapers are an important delivery vehicle for both run of press advertising and circular insertions.

The newspaper business is under increasing economic pressure, and the demise of certain newspapers would jeopardize an important distribution method for our advertising. As such, we plan to continue to allocate a greater portion of our advertising budget to television advertising. While this increase in television advertising and corresponding decrease in newspaper advertising coincided with an improvement in business in fiscal year 2010, we cannot assure you that we will experience the same impact in future periods. Our planned marketing expenditures may not result in increased revenues. In addition, if we are not able to manage our marketing expenditures on a cost-effective basis, our profitability and results of operations could be materially and adversely affected.

The termination or non-renewal of our licensing agreements with DSW Inc. and/or Destination Maternity Corporation could adversely affect our business.

Our footwear business is currently operated under a license agreement with DSW, Inc. Our maternity business is currently operated under a license agreement with Destination Maternity Corporation for its Motherhood Maternity® brand. In both instances, we receive a license fee equal to a specified percentage of net footwear and maternity revenue. Our total license fee income in fiscal year 2010 was $6.3 million, or approximately 1% of our net sales. If either DSW or Destination Maternity is unable or unwilling to continue to act as our licensee or supply us with our desired level of inventory, we could suffer a loss of income and guest traffic until such time as we are able to replace these licensees or to establish the structure to manage these businesses directly.

Failure to execute our buying and inventory management strategies could adversely affect our business.

Our business is dependent, to a significant degree, upon our ability to purchase fashion and brand name merchandise, and to do so at prices that are consistent with our cost leadership strategy. We must continuously seek out buying opportunities from our existing suppliers and from new sources, for which we compete with other retailers. Driving traffic to the stores and increasing same store sales requires continued replenishment of fresh, high quality, attractively priced merchandise in our stores. Our buying philosophy gives considerable discretion to our buyers, subjecting us to risks on the timing, pricing, quality and nature of inventory flowing to the stores. In addition, we base our purchases of inventory, in part, on sales forecasts. If our sales forecasts do not match guest demand, we may experience higher inventory levels and decreased profit margins.

Our ability to purchase merchandise could become limited by the consolidation or demise of merchandise vendors. Our ability to obtain merchandise may also depend on certain manufacturers’ ability to obtain vendor financing through factoring companies, and to the extent they are unable to secure sufficient credit from those factors, we may not be able to purchase merchandise from them.

We have two distribution facilities and have not yet implemented disaster recovery procedures, and if we encounter difficulties associated with our distribution facilities or if either facility were to shut down for any reason, we could face shortages of inventory that would have a material adverse effect on our business operations and harm our reputation.

Our two distribution facilities are located in Omaha, Nebraska. Our distribution facilities support our entire business. The majority of our merchandise is shipped to the distribution facilities from our vendors, and then packaged and shipped from our distribution facilities to our stores. The success of our stores depends on their timely receipt of merchandise. The efficient flow of our merchandise requires that we have adequate capacity in our distribution facilities to support our current level of operations, and the anticipated increased levels that may follow from our growth plans. If we encounter difficulties associated with our distribution facilities or if either were to shut down for any reason, including by fire or natural disaster, we could face shortages of inventory, resulting in out-of-stock conditions in our stores, as well as incur significantly higher costs and longer lead times associated with distributing merchandise to our stores, which could have a material adverse effect on our business and harm our reputation. We are in the process of developing disaster recovery and business continuity plans. Without proper disaster recovery and business continuity plans, if we encounter difficulties with our distribution facilities or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all, which would have a material adverse effect on our business.

We may from time to time seek to lease new facilities or vacate existing facilities as our operations require. Appropriate locations or financing for the purchase or lease of such additional real estate may not be available at reasonable costs or at all. Our failure to secure new store locations or additional distribution capacity when necessary could impede our growth plans.

We rely upon independent third-party transportation providers for substantially all of our merchandise shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.

We currently rely upon independent third-party transportation providers for substantially all of our merchandise shipments, including shipments to and from all of our stores. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, labor availability, labor strikes and inclement weather, which may impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current third-party transportation providers which in turn would increase our costs.

Our growth strategy is dependent on a number of factors, any of which could strain our resources or delay or prevent the successful penetration into new markets.

Our growth strategy is partially dependent on opening new stores and operating them profitably. Additional factors required for the successful implementation of our growth strategy include, but are not limited to: obtaining desirable store locations, negotiating acceptable leases, completing projects on budget, supplying proper levels of merchandise and successfully hiring and training store managers and sales associates. In order to optimize profitability for new stores, we must secure desirable retail lease space when opening stores in new and existing markets. We must choose store sites, execute favorable real estate transactions on terms that are acceptable to us, hire competent personnel and effectively open and operate these new stores. We historically have received developer funding for store build outs, which offset certain capital expenditures we must make to open a new store. If developer funding ceases to be available to us in the future or decreases, opening new stores would require more capital outlay, which could adversely affect our ability to continue opening new stores.

To the extent we open new stores in markets where we have existing stores, our existing stores in those markets may experience reduced net sales. Our planned growth will also require additional infrastructure for the development, maintenance and monitoring of those stores. In addition, if our current management systems and information systems are insufficient to support this expansion, our ability to open new stores and to manage our existing stores would be adversely affected. If we fail to continue to improve our infrastructure, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing stores.

Our growth plans will place increased demands on our financial, operational, managerial and administrative resources. These increased demands may cause us to operate our business less efficiently, which in turn could cause deterioration in the performance of our existing stores.

Our business depends in part on a strong brand image, and if we are not able to maintain or enhance our brand, particularly in new markets where we have limited brand recognition, we may be unable to attract sufficient numbers of guests to our stores or sell sufficient quantities of our merchandise.

Our ability to maintain our reputation is critical to our brand image. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to maintain high ethical, social and environmental standards for all of our operations and activities or adverse publicity regarding our responses to these concerns could also jeopardize our reputation. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these reasons could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.

We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.

We lease all of our store locations, our corporate headquarters and our distribution facilities. Our continued growth and success depends in part on our ability to renew leases for successful stores. There is no assurance that we will be able to re-negotiate leases at similar or favorable terms at the end of the lease, and we could be forced to move or exit a market if another favorable arrangement cannot be made. Additionally, in certain cases, we take responsibility for construction of a new store and are reimbursed for our construction costs by the landlord.

We depend on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses, we may not be able to service our lease expenses, which could materially harm our business.

If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could materially adversely affect us.

Our failure to find store associates that reflect our brand image and embody our culture could adversely affect our business.

Our continued success depends in part upon our ability to attract, motivate and retain a sufficient number of store associates, including store managers, who understand and appreciate our corporate culture and guests, and are able to adequately and effectively represent this culture and establish credibility with our guests. The store associate turnover rate in the retail industry is generally high. Excessive store associate turnover will result in higher associate costs related to finding, hiring and training new store associates. If we are unable to hire and retain store personnel capable of consistently providing a high level of guest service, as demonstrated by their enthusiasm for our culture, understanding of our guests and knowledge of the merchandise we offer, our ability to open new stores may be impaired, the performance of our existing and new stores could be materially and adversely affected and our brand image may be negatively impacted. Competition for such qualified individuals could require us to pay higher wages to attract a sufficient number of associates. Additionally, our labor costs are subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation (including changes in entitlement programs such as health insurance and paid leave programs). Such increase in labor costs may adversely impact our profitability, or if we fail to pay such higher wages we could suffer increased associate turnover.

We depend on key executive management and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

We depend on the leadership and experience of our key executive management. The loss of the services of any of our executive management members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in the retail industry. Our inability to meet our staffing requirements in the future could impair our growth and harm our business.

We rely significantly on information systems and any failure, inadequacy, interruption or security failure of those systems could harm our ability to effectively operate our business.

Our ability to effectively manage and maintain our inventory, and to ship products to our stores on a timely basis, depends significantly on our information systems. To manage the growth of our operations, personnel and real estate portfolio, we will need to continue to improve and expand our operational and financial systems, real estate management systems, transaction processing, internal controls and business processes; in doing so, we could encounter implementation issues and incur substantial additional expenses. The failure of our information systems to operate effectively, problems with transitioning to upgraded or replacement systems or expanding them into new stores, or a breach in security of these systems could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting, the efficiency of our operations and our ability to properly forecast earnings and cash requirements. We could be required to make significant additional expenditures to remediate any such failure, problem or breach. Such events may have a material adverse effect on our business.

In addition, we may now and in the future implement new systems to increase efficiencies and profitability. To manage growth of our operations and personnel, we will need to continue to improve and expand our operational and financial systems, transaction processing, internal controls and business processes. When implementing or changing existing processes, we may encounter transitional issues and incur substantial additional expenses.

System security risk issues could disrupt our internal operations or information technology services, and any such disruption could harm our net sales, increase our expenses and harm our reputation.

Experienced computer programmers and hackers, or even internal users, may be able to penetrate our network security and misappropriate our confidential information or that of third parties, including our guests, create system disruptions or cause shutdowns. In addition, associate error, malfeasance or other errors in the storage, use or transmission of any such information could result in a disclosure to third parties outside of our network. As a result, we could incur significant expenses addressing problems created by any such inadvertent disclosure or any security breaches of our network. This risk is heightened because we collect and store guest information, including credit card information, and use certain guest information for marketing purposes. Any compromise of guest information could subject us to guest or government litigation and harm our reputation, which could adversely affect our business and growth. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures or breaches. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with the outsourced services, could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.

There are claims made against us from time to time that can result in litigation or regulatory proceedings which could distract management from our business activities and result in significant liability.

We face the risk of litigation and other claims against us. Litigation and other claims may arise in the ordinary course of our business and include commercial disputes, intellectual property issues, product-oriented allegations and slip and fall claims. In addition, we could face a wide variety of associate claims against us, including general discrimination, privacy, labor and employment, Employee Retirement Income Security Act (“ERISA”)

and disability claims. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time and expense. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liability, and could also materially and adversely affect our operations and our reputation.

In addition, we may be subject to liability if we infringe the trademarks or other intellectual property rights of third parties. If we were to be found liable for any such infringement, we could be required to pay substantial damages and could be subject to injunctions preventing further infringement. Such infringement claims could subject us to boycotts by our guests and harm to our reputation. In addition, any payments we are required to make and any injunctions we are required to comply with as a result of such infringement actions could adversely affect our financial results.

Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or otherwise change the way we do business.

We are subject to numerous regulations, including labor and employment, customs, truth-in-advertising, consumer protection and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities. If these regulations were to change or were violated by our management, associates, vendors, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.

In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, changes in federal and state minimum wage laws could raise the wage requirements for certain of our associates, which would likely cause us to reexamine our entire wage structure for stores. Other laws related to employee benefits and treatment of associates, including laws related to limitations on associate hours, supervisory status, leaves of absence, mandated health benefits or overtime pay, could also negatively impact us, such as by increasing compensation and benefits costs for overtime and medical expenses.

Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws and future actions or payments related to such changes could be material to us.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs.

Currently, none of our associates are represented by a union. However, our associates have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some, or all, of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Legislation could be enacted in the future which could have an adverse impact on our business, by making it easier for workers to obtain union representation and increasing the penalties employers may incur if they engage in labor practices in violation of the National Labor Relations Act.

We may be unable to protect our trademarks or other intellectual property rights, which could harm our business.

We rely on certain trademark registrations and common law trademark rights to protect the distinctiveness of our brand. However, there can be no assurance that the actions we have taken to establish and protect our trademarks will be adequate to prevent imitation of our trademarks by others or to prevent others from claiming that sales of our merchandise infringe, dilute or otherwise violate third party trademarks or other proprietary rights in order to block sales of our merchandise.

Litigation may be necessary to protect our trademarks and other intellectual property rights, to enforce these rights or to defend against claims by third parties alleging that we infringe, dilute or violate third party trademark or other intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. Any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property rights, could subject us to significant liabilities, require us to seek licenses on unfavorable terms, if available at all, prevent us from selling certain products and/or require us to redesign or relabel our merchandise or rename our brand, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our lease obligations could adversely affect our financial flexibility and our competitive position.

We have, and will continue to have, significant lease obligations. As of January 29, 2011, our minimum annual rental obligations under long-term operating leases for fiscal years 2011 and 2012 are $37.2 million and $38.8 million, respectively. Our lease obligations could have other important consequences to you and significant effects on our business. For example, it could:

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to make payments on our leases, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	make it more difficult to satisfy our financial obligations, including payments on our leases; and

•	place us at a disadvantage compared to our competitors that have fewer lease obligations.

In addition, the agreements governing our existing credit agreements contain, and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our revolving line of credit facility.

Our loan agreement may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our loan agreement contains limitations on our ability to:

•	incur additional indebtedness;

•	create liens on assets;

•	engage in mergers, consolidations, liquidations and dissolutions;

•	sell assets (including pursuant to sale leaseback transactions);

•	pay consulting fees, dividends and distributions or repurchase capital stock;

•	make investments (including acquisitions), loans, or advances;

•	engage in certain transactions with affiliates; and

•	change in our lines of business.

In addition, our loan agreement requires us to maintain minimum excess availability equal to the greater of 12.5% of the weekly borrowing base and $6.0 million; provided that during a seasonal borrowing period, we must maintain minimum excess availability equal to the greater of (i) 15% of the lesser of (x) the borrowing base and (y) the revolving commitment and (ii) $8 million. The loan agreement also prohibits the making of capital expenditures in any fiscal year in excess of $25 million.

A failure by us or our subsidiaries to comply with these covenants would result in an event of default under such indebtedness. Upon an event of default, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the loan agreement. If any of our indebtedness were to be accelerated, it would adversely affect our ability to respond to changes in our business and manage our operations. In addition, upon an acceleration, there can be no assurance that our assets would be sufficient to repay the accelerated indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

Our results may be adversely affected by fluctuations in energy costs.

Energy costs have fluctuated dramatically in the past. These fluctuations may result in an increase in our transportation costs for distribution and utility costs for our retail stores and distribution centers. A continual rise in energy costs could adversely affect consumer spending and demand for our merchandise and increase our operating costs, both of which could have a material adverse effect on our financial condition and results of operations.

We may recognize impairment on long-lived assets.

Our long-lived assets, including property and equipment, are subject to periodic testing for impairment. Store assets are reviewed using factors including, but not limited to, our future operating plans and projected future cash flows. Failure to achieve our future operating plans or generate sufficient levels of cash flow at our stores could result in impairment charges on long-lived assets, which could have a material adverse effect on our financial condition or results of operations.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Future sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.

In the future, we may also issue our securities if we need to raise capital in connection with a capital raise or acquisitions. The amount of shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our Board of Directors. These provisions include:

•	establish a classified Board of Directors so that not all members of our Board of Directors are elected at one time;

•

authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	requires that two-thirds of our stockholders approve amendments to our amended and restated certificate of incorporation or amended and restated bylaws;

•	provides that special meetings of our stockholders may only be called by a resolution adopted by a majority of our directors then in office;

•	provide that the Board of Directors is expressly authorized to make, alter, or repeal our amended and restated bylaws; and

•	establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Our amended and restated certificate of incorporation contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporate Law, and will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or stockholder approval is obtained prior to the acquisition.

These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire.

We do not expect to pay any cash dividends for the foreseeable future.

We do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Additionally, our operating subsidiaries are currently restricted from paying cash dividends by the agreements governing their indebtedness, and we expect these restrictions to continue in the future.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 will require significant expenditures and effort by management, and if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations and beginning with our Annual Report on Form 10-K for the year ending January 28, 2012, our management will be required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, in connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information and our stock price could decline.

We are a controlled company within the meaning of The NASDAQ Stock Market rules, and, as a result, we rely upon exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

As of March 31, 2011, Sun Gordmans, LP, held approximately 70% of our common stock and total voting power and, as such, we are a controlled company under The NASDAQ Stock Market corporate governance listing standards. As a controlled company, certain exemptions under The NASDAQ Stock Market listing standards exempted us from the obligation to comply with certain of the NASDAQ Stock Market corporate governance requirements, including:

•	that a majority of our board of directors consist of independent directors, as defined under the rules of The NASDAQ Stock Market;

•	that we have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Until we are required to comply with these NASDAQ corporate governance listing standards, holders of our common stock will not have the same protections of stockholders of companies that are subject to all of The NASDAQ Stock Market corporate governance requirements.

Our stock price may be volatile and may decline regardless of our financial operating performance or other factors.

Shares of our common stock were sold in our initial public offering in August 2010 at a price of $11.00 per share. Our common stock has traded as high as $18.92 and low as $9.26 during the period from our initial public offering to January 29, 2011. There has been a public market for our common stock for only a short period of time. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to implement our growth strategy. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, including the development and sustainability of an active trading market for our common stock, future sales of our common stock by significant stockholders, officers and directors, the financial projections we may provide to the public and any changes to these projections or our failure to meet these projections, the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission or ratings downgrades by any analysts who follow our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. As of January 29, 2011, we operated 68 stores in 16 primarily Midwestern states. All of our stores are leased from third parties and the leases typically have base lease terms of 10 years with one or more renewal options. Leases may contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions or co-tenancy violation provisions. Our 78,000 square foot corporate headquarters building is located in Omaha, Nebraska and is leased under an agreement expiring in 2014, with an option to renew for an additional five years. Our 380,000 square foot distribution center also is located in Omaha and is leased under an agreement expiring in 2028, with options to renew for four additional five year periods. We also operate a 140,000 square foot secondary distribution center located in Omaha, Nebraska approximately four miles from our primary distribution center. This facility is leased under an agreement expiring in May 2016. We believe that all of our current facilities are in good condition and are suitable and adequate for our current and reasonably anticipated future needs.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock began trading on August 5, 2010 on The NASDAQ Global Select Market under the symbol “GMAN”. Prior to that date, there was no public market for our common stock. As of March 29, 2011, there were three holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

	Price Range
Fiscal Year 2010:	High	Low
Third Quarter (commencing August 5, 2010)	$12.29	$9.26
Fourth Quarter	$18.92	$10.03

The closing sales price of our common stock on The NASDAQ Global Select Market was $17.52 per share on March 30, 2011.

Stock Price Performance Graph

The following stock performance graph and table compares cumulative total shareholder return on our common shares since our initial public offering on August 5, 2010 with the return on the NASDAQ Composite and the Standard and Poor’s (“S&P”) Retail Index . The graph and table assume that $100 was invested on August 5, 2010 in the common stock of Gordmans Stores, Inc. and each index.

	8/5/10	8/31/10	9/30/10	10/31/10	11/30/10	12/31/10	1/29/11
Gordmans Stores, Inc.	$100.00	$97.18	$105.00	$91.18	$116.00	$152.36	$132.82
NASDAQ Composite	$100.00	$92.18	$108.89	$111.15	$90.85	$123.18	$117.17
S&P Retail Index	$100.00	$95.19	$112.16	$106.96	$95.88	$120.24	$119.64

Returns are based upon the premise that $100 is invested in each of (a) our common stock, (b) the NASDAQ Composite and (c) the S&P Retail Index on August 5, 2010, and that all dividends, if any, were reinvested.

The information in the graph and table above is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference. The share price performance shown on the graph represents past performance and should not be considered an indication of future price performance.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness, and therefore we do not anticipate paying any cash dividends in the foreseeable future. Additionally, because we are a holding company, our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with covenants in current and future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant.

In December 2009, we issued a special dividend of $0.97 per share of common stock on all of our issued and outstanding shares in an amount equal to, in the aggregate, $15.0 million. In June 2010, we issued a special dividend of $1.29 per share of common stock on all of our issued and outstanding shares in an amount equal to, in the aggregate, $20.0 million.

Equity Compensation Plans

The information required by this item is incorporated by reference to the information in our Definitive Proxy Statement for our 2011 Annual Meeting of Shareholders (our “Definitive Proxy Statement”), which we will file with the Securities and Exchange Commission within 120 days after our fiscal year end.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial and operating data as of the dates and for the periods indicated. The operations and cash flow data for the fiscal years or periods, as applicable, ended January 29, 2011, January 30, 2010, January 31, 2009, September 17, 2008, and February 2, 2008, and the balance sheet data as of January 29, 2011 and January 30, 2010 have been derived from our audited consolidated financial statements for such fiscal years or periods included elsewhere in this Annual Report on Form 10-K, which were audited by Grant Thornton LLP, an independent registered public accounting firm. The statements of operations and cash flows data for the fiscal years ended February 2, 2008 and February 3, 2007 and the balance sheet data as of January 31, 2009, February 2, 2008 and February 3, 2007 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

On September 17, 2008, the Predecessor Company sold 100% of the outstanding stock of the Predecessor Company to Midwest Shoppes Intermediate Holding Corp. (“Midwest Shoppes”), an affiliate of private equity firm Sun Capital Partners, Inc. (“Sun Capital”), through a merger of Gordmans, Inc. with Midwest Shoppes Integrated, Inc., a direct wholly owned subsidiary of Midwest Shoppes. Gordmans, Inc. was the surviving entity of the merger. Midwest Shoppes subsequently changed its name to Gordmans Intermediate Holding Corp, and is owned by Gordmans Stores, Inc., which we refer to as the “Successor.” The Successor was formed as a Delaware corporation in 2008 for the sole purpose of acquiring Gordmans, Inc. and had no prior operations. As a result of the transaction (the “Sun Capital Transaction”), a new basis of accounting was created effective September 18, 2008. We refer to Gordmans, Inc. prior to the Sun Capital Transaction as the “Predecessor.” The periods prior to the Sun Capital Transaction are referred to as the “Predecessor periods” and the periods following the Sun Capital Transaction are referred to as the “Successor periods.” Our 2008 fiscal year is therefore divided into a Predecessor period from February 3, 2008 through September 17, 2008 and a Successor period from September 18, 2008 through January 31, 2009. Due to the significance of the Sun Capital Transaction and related transactions, our capitalization and cost structure changed. Therefore, the financial information, other than net sales, license fees, cost of sales, and gross profit, for all Successor periods are not comparable to that of the Predecessor periods presented in the table which follows.

You should read the following information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes thereto, included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	(in 000’s except store count and share data)
	Successor				Predecessor
	Year Ended January 29, 2011	Year Ended January 30, 2010	136 Days Ended January 31, 2009		228 Days Ended September 17, 2008		Year Ended February 2, 2008	Year Ended February 3, 2007
Statement of Operations Data:
Net sales	$517,001	$457,533	$188,458		$244,212		$437,070	$420,512
License fees from leased departments	6,321	5,679	2,103		3,362		5,433	4,893
Cost of sales	(299,060)	(269,177)	(116,410)		(145,668)		(268,086)	(256,471)

Gross profit	224,262	194,035	74,151		101,906		174,417	168,934
Selling, general and administrative expenses	(198,302)	(167,842)	(66,100)		(104,433)		(169,195)	(162,760)

Income / (loss) from operations	25,960	26,193	8,051		(2,527)		5,222	6,174
Interest expense	(744)	(1,052)	(697)		(822)		(1,937)	(1,882)

Income / (loss) before taxes	25,216	25,141	7,354		(3,349)		3,285	4,292
Income tax (expense) / benefit	(9,618)	(9,273)	(2,616)		998		(1,168)	(1,385)

Net income / (loss)	$15,598	$15,868	$4,738		$(2,351)		$2,117	$2,907

Net income (loss) per share:
Basic	$0.91	$1.02	$0.31		$(0.14)		$0.13	$0.17
Diluted	0.89	0.99	0.31		(0.14)		0.13	0.17
Weighted average shares:
Basic	17,212,019	15,488,800	15,488,800		16,597,100		16,610,300	16,642,800
Diluted	17,454,458	16,036,422	15,488,800		16,611,040		16,703,342	16,908,315

Other Financial and Operating Data:
Comparable store sales growth(1)	8.4%	4.6%	—	%(2)	—	%(2)	1.4%	(2.3)%
Store count, end of year	68	66	65		65		63	62
Average store sales (3)	$7,603	$6,932	$2,899		$3,757		$6,938	$6,689
Capital expenditures	8,959	3,865	1,883		8,528		11,576	15,833
Dividends per share	1.29	0.97	—		—		—	—

Balance Sheet Data (at period end):
Cash and cash equivalents	$29,368	$16,601	$5,218				$5,222	$5,906
Working capital	36,526	16,163	11,791				21,152	21,528
Total assets	125,134	92,118	77,859				109,075	116,213
Total long-term obligations(4)	2,888	1,513	—				13,576	11,208
Total stockholders’ equity	52,053	25,949	24,738				40,440	38,391

(1)	We consider all stores opened for more than 16 months as of the end of the reporting period as comparable stores. Fiscal year 2006 was a 53-week year. Comparable store sales growth presented represents 52 weeks of operations to be comparable to the other years presented. The 53 weeks of fiscal year 2006 results in a comparable store sales decrease of 0.9%.

(2)	The Sun Capital Transaction did not impact net sales. Therefore, comparable store sales decreased 4.5% for the combined periods ending January 31, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Unaudited Pro Forma Condensed Consolidated Financial Information.”

(3)	Average store sales are calculated by dividing net sales by the store count at the end of the reporting period. Fiscal year 2006 was a 53-week year. Average store sales presented represents 52 weeks of operations to be comparable to the other years presented. The 53 weeks of fiscal year 2006 resulted in average store sales of $6,782.

(4)	Consists of current and noncurrent portions of long-term debt and capital leases.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this report.

This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to our management. Actual results, including these discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors,” could differ materially from those discussed in or implied by forward-looking statements as a result of various factors.

Overview

Gordmans is an everyday low price department store retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories (including fragrances), footwear and home fashions. The origins of Gordmans date back to 1915, and as of January 29, 2011, we operated 68 stores in 16 primarily Midwestern states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

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

Gross Profit.    Gross profit is equal to our net sales minus cost of sales, plus license fee income generated from sales of footwear and maternity apparel in our leased departments. Costs of sales include the direct cost of purchased merchandise, inventory shrinkage, inventory write-downs and inbound freight to our distribution center. Gross margin measures gross profit as a percentage of our net sales. Our gross profit may not be comparable to other retailers, as some companies include all of the costs related to their distribution network in cost of sales while others, like us, exclude a portion of these costs from cost of sales and include those costs in selling, general and administrative expenses.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include all operating costs not included in cost of sales. These expenses include payroll and other expenses related to operations at our corporate office, store expenses, occupancy costs, certain distribution and warehousing costs, depreciation and amortization and advertising expense. These expenses generally do not vary proportionally with net sales. However, in fiscal 2010, there were additional costs related to the initial public offering which increased these expenses as a percentage of sales. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower volume periods and lower in higher volume periods.

Non-GAAP Financial Measures.    The following information provides reconciliations of non-GAAP financial measures to the most comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We have provided non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as information supplemental and in addition to the financial measures presented in accordance with GAAP. Such non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented. These non-GAAP financial measures may differ from similar measures used by other companies. We define non-GAAP as reported amounts for the periods presented excluding the effects of one-time, pre-tax expenses related to our initial public offering, principally fees associated with the termination of our consulting agreement with an affiliate of Sun Capital. These non-GAAP financial measures provide an understanding of our financial measures adjusted to exclude the effect of the expenses described above. These non-GAAP financial measures assist in making a ready comparison of our financial measures for fiscal year 2010 excluding the effects of one-time, pre-tax expenses related to our initial public offering against the Company’s results for fiscal year 2009.

	GAAP Basis As Reported	Amounts Adjusted		Non-GAAP Basis As Adjusted
	(in 000’s)
Selling, general and administrative expenses	$198,302	$(11,849	)(1)	$186,453
Income before taxes	25,216	11,849	(1)	37,065
Net income	15,598	7,522	(2)	23,120

(1)	Amount represents expenses of $11.8 million related to the initial public offering including payments to an affiliate of Sun Capital of $7.5 million for termination of the consulting agreement and $0.6 million in transaction consulting fees, bonus payments of $2.5 million to certain of our executive officers triggered upon the successful completion of our initial public offering and $1.2 million incremental financial consulting and professional fees.
(2)	Amount represents the net of tax impact of $11.8 million of expenses related to the initial public offering.

Accounting Impact of Sun Capital Transaction under ASC Topic 805, Business Combinations

On September 17, 2008, shareholders of the Predecessor Company sold 100% of the outstanding common stock of the Predecessor Company to Midwest Shoppes, an affiliate Sun Capital. The transaction price was allocated to state our assets and liabilities at fair value on the transaction date. The allocation of the transaction price had the effect of increasing (decreasing) the carrying amounts of property and equipment by $(32.0) million, amortized intangible assets by $0.6 million and intangible assets not subject to amortization by $1.8 million. The $32.0 million decrease in property and equipment had the effect of decreasing annual depreciation and increasing operating income by approximately $7.1 million in both fiscal years 2010 and 2009, and $2.7 million in the 136 days ended January 31, 2009. The $0.6 million increase in amortizable intangible assets had the effect of increasing annual amortization and decreasing operating income by $0.1 million in both fiscal year 2010 and 2009, and $22 thousand in the 136 days ended January 31, 2009.

Basis of Presentation and Results of Operations

Basis of Presentation

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. All references in these financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal years 2010, 2009 and 2008 represent fifty-two week years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

The discussion of our financial performance also includes supplemental unaudited pro forma condensed consolidated financial information for fiscal year 2008. Because the Sun Capital Transaction occurred during the third quarter of 2008, we believe this information aids in the comparison between periods presented. The pro forma information does not purport to represent what our results of operations would have been had the Sun Capital Transaction and related transactions actually occurred at the beginning of the years indicated, and they do not purport to project our results of operations or financial condition for any future period.

Unaudited Pro Forma Condensed Consolidated Financial Information

The following supplemental unaudited pro forma condensed consolidated statements of operations data have been developed by applying pro forma adjustments to our historical consolidated statements of operations. On September 17, 2008, shareholders of the Predecessor Company sold 100% of the outstanding stock of the Predecessor Company to the Successor Company. Accordingly, we applied ASC Topic 805, Business Combinations, which required a new basis of accounting resulting in assets and liabilities being recorded at their respective fair values at the Sun Capital Transaction date. Although our operations did not change as a result of the Sun Capital Transaction, the accompanying unaudited pro forma consolidated financial data is presented for the Predecessor and Successor periods relating to the periods preceding and succeeding the Sun Capital Transaction, respectively. The unaudited pro forma condensed consolidated statements of operations for the year ended January 31, 2009, give effect to the Sun Capital Transaction as if it had occurred on February 3, 2008. Assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with this unaudited pro forma condensed consolidated financial data.

The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable. The unaudited pro forma consolidated financial data is presented for supplemental informational purposes only. The unaudited pro forma consolidated financial data does not purport to represent what our results of operations would have been had the Sun Capital Transaction actually occurred on February 3, 2008, and it does not project our results of operations or financial condition for any future period. The unaudited pro forma condensed consolidated statements of operations should be read in conjunction with other sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our audited consolidated financial statements and related notes thereto. All pro forma adjustments and their underlying assumptions are described more fully in the notes to our unaudited pro forma condensed consolidated statements of operations.

Unaudited pro forma financial information for fiscal year 2008 is as follows:

	Fiscal Year Ended January 31, 2009
	Predecessor	Successor	Adjustments			Pro Forma
	(in 000’s)
Net sales	$244,212	$188,458	$			$432,670
License fees	3,362	2,103				5,465
Cost of sales	(145,668)	(116,410)				(262,078)

Gross profit	101,906	74,151				176,057
Selling, general and administrative expenses	(104,433)	(66,100)		4,327 (84 (675	(1) )(2) )(3)	(166,965)

Income (loss) from operations	(2,527)	8,051		3,568		9,092
Interest expense	(822)	(697)		(318	)(4)	(1,837)

Income (loss) before income taxes	(3,349)	7,354		3,250		7,255
Income tax (expense) benefit	998	(2,616)		(1,206	)(5)	(2,824)

Net income (loss)	$(2,351)	$4,738		$2,044		$4,431

(1)

Represents the estimated impact on selling, general and administrative expenses related to the adjustment to fair value of property, buildings and equipment and the resulting change in depreciation expense.

(2)

Represents the amortization of the fair value adjustments related to intangible long-lived assets. Identifiable intangible assets with a determinable life have been amortized on a straight line basis in the unaudited pro forma consolidated statement of operations over periods ranging from 3 to 7 years.

(3)	Represents estimated consulting fee of $1.5 million per year to affiliates of Sun Capital.

(4)	Reflects pro forma interest expense resulting from our new capital structure as follows:

Predecessor
228 Days Ended September 17, 2008
(in 000’s)
Pro forma interest expense on revolving line of credit facility(a)	$1,011
Less historical debt related costs	(135)
Less historical interest expense related to debt arrangements	(558)

Net adjustment to interest expense	$318

(a)

Reflects the revolving line of credit facility entered into with Wells Fargo Bank, N.A., after the Sun Capital Transaction. Borrowings under this agreement initially bore interest at the prime interest rate minus 0.25% (4.75% at transaction date). Reflects assumed borrowings of $34.2 million, the initial amount borrowed at transaction date. The Successor subsequently replaced this credit arrangement with a combination of a revolving line of credit facility and term loan. The level of borrowings will fluctuate in future periods dependent upon short term cash needs. Changes in the levels of borrowings would impact interest expense.

(5)	Represents tax effect of the above adjustments at a 37.1% effective tax rate, including the 34% federal rate and 3.1% state rate, net of federal benefit.

Results of Operations

The following table contains results of operations data for fiscal years 2010 and 2009 compared to pro forma results of operations for fiscal year 2008. See preceding “Unaudited Pro Forma Condensed Consolidated Financial Information.”

	Successor	Successor	Pro Forma	Successor	Predecessor
	Year Ended January 29, 2011	Year Ended January 30, 2010	Year Ended January 31, 2009	136 Days Ended January 31, 2009	228 Days Ended September 17, 2008
			(in 000’s)
Statements of Operations Data:
Net sales	$517,001	$457,533	$432,670	$188,458	$244,212
License fees from leased departments	6,321	5,679	5,465	2,103	3,362
Cost of sales	(299,060)	(269,177)	(262,078)	(116,410)	(145,668)

Gross profit	224,262	194,035	176,057	74,151	101,906
Selling, general and administrative expenses	(198,302)	(167,842)	(166,965)	(66,100)	(104,433)

Income / (loss) from operations	25,960	26,193	9,092	8,051	(2,527)
Interest expense	(744)	(1,052)	(1,837)	(697)	(822)

Income / (loss) before taxes	25,216	25,141	7,255	7,354	(3,349)
Income tax (expense) / benefit	(9,618)	(9,273)	(2,824)	(2,616)	998

Net income / (loss)	$15,598	$15,868	$4,431	$4,738	$(2,351)

The table below sets forth the components of the consolidated statements of income as a percentage of net sales:
	Successor	Successor	Pro Forma	Successor	Predecessor
	Year Ended January 29, 2011	Year Ended January 30, 2010	Year Ended January 31, 2009	136 Days Ended January 31, 2009	228 Days Ended September 17, 2008
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
License fees from leased departments	1.2	1.2	1.3	1.1	1.3
Cost of sales	(57.8)	(58.8)	(60.6)	(61.8)	(59.6)

Gross profit	43.4	42.4	40.7	39.3	41.7
Selling, general and administrative expenses	(38.4)	(36.7)	(38.6)	(35.0)	(42.8)

Income / (loss) from operations	5.0	5.7	2.1	4.3	(1.1)
Interest expense	(0.1)	(0.2)	(0.4)	(0.4)	(0.3)

Income / (loss) before taxes	4.9	5.5	1.7	3.9	(1.4)
Income tax (expense) / benefit	(1.9)	(2.0)	(0.7)	(1.4)	0.4

Net income / (loss)	3.0%	3.5%	1.0%	2.5%	(1.0)%

Fiscal Year 2010 Compared to Fiscal Year 2009

Net Sales

Net sales for fiscal year 2010 increased $59.5 million, or 13.0%, to $517.0 million as compared to $457.5 million for fiscal year 2009. This increase was a direct result of a $38.2 million, or an 8.4% comparable store sales increase, and a $21.3 million increase in non-comparable store sales primarily due to the opening of two new stores in fiscal 2010 and one new store in fiscal 2009. Comparable store sales increased primarily due to a 7.6% increase in the number of transactions.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for fiscal year 2010 increased $0.6 million, or 11.3%, to $6.3 million as compared to $5.7 million for fiscal year 2009.

Gross Profit

Gross profit, which includes license fees from leased departments, for fiscal year 2010 increased $30.2 million, or 15.6%, to $224.3 million as compared to $194.0 million in fiscal year 2009. Gross profit margin for fiscal year 2010 increased 100 basis points to 43.4% as compared to 42.4% for fiscal year 2009. A 55 basis point improvement in gross profit margin was due to fewer markdowns as a percentage of sales during the same respective period and a 40 basis point improvement in gross profit margin was due to an increase in mark-up on merchandise during fiscal year 2010 as compared to fiscal year 2009. The remaining improvement in gross profit margin in fiscal year 2010 compared to 2009 was primarily due to lower freight as a percentage of sales offset by slightly higher shrink as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal year 2010 increased $30.5 million, or 18.1%, to $198.3 million as compared to $167.8 million for fiscal year 2009. This increase in selling, general and administrative expenses for fiscal year 2010 compared to fiscal year 2009 was due to increases in:

•	corporate expenses of $14.0 million,

•	store expenses of $9.8 million,

•	advertising expenses of $2.9 million,

•	distribution center expenses of $1.9 million,

•	store pre-opening expenses of $1.0 million, and

•	depreciation and amortization of $0.9 million.

As a percentage of net sales, selling, general and administrative expense for fiscal year 2010 increased to 38.4% as compared to 36.7% for fiscal year 2009. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to one-time expenses of $11.8 million related to the initial public offering completed on August 10, 2010. These expenses include payments to an affiliate of Sun Capital of $7.5 million for termination of the consulting agreement and $0.6 million in transaction consulting fees associated with the initial public offering, bonus payments of $2.5 million to certain of our executive officers triggered upon the successful completion of our initial public offering and incremental financial consulting and professional fees of

$1.2 million. Excluding these expenses, selling, general and administrative expenses were 36.1% of net sales on an as adjusted, non-GAAP basis which compares to 36.7% of net sales for fiscal year 2009 on a GAAP basis.

Corporate expenses increased $14.0 million over fiscal year 2009 primarily due to $11.8 million of one-time initial public offering related costs described above, $0.9 million in information technology costs related to upgrading our information technology systems, increased payroll and benefits of $0.6 million, $0.4 million of incremental on-going public company costs and $0.3 million of increases in recruiting and relocation expenses due to increased headcount.

Our store expenses increased $9.8 million in fiscal year 2010 as compared to fiscal year 2009. This increase is primarily due to $4.9 million of incremental expenses related to two new store openings during 2010 and one new store during the third quarter of 2009. The remaining increase in store expenses is primarily due to increased payroll, benefits and credit card fees associated with the higher sales volume in fiscal year 2010 compared to fiscal year 2009. Store expenses were 23.8% of net sales in fiscal 2010 compared to 24.7% of net sales in fiscal 2009, a 90 basis point improvement driven by the increase in comparable store sales.

The $2.9 million increase in advertising expenses is a result of planned increases in television and direct mail costs, including costs related to two new store openings during fiscal 2010. Advertising expenses were 2.8% of net sales in fiscal 2010 compared to 2.5% in fiscal 2009.

The $1.9 million increase in distribution center expenses is a result of higher payroll and benefit costs related to processing the increase in merchandise inventory receipts. Distribution center expenses were 3.3% of net sales in fiscal 2010 compared to 3.4% in fiscal 2009.

Store pre-opening expenses increased $1.0 million in fiscal 2010 as compared to fiscal 2009 due to two new store openings and one store relocation in fiscal 2010, compared to one new store opening in 2009, as well as costs incurred preparing for the 2011 new store openings.

Depreciation expense has increased $0.9 million in fiscal 2010 as compared to fiscal 2009 due to increased property additions associated with new store openings and investments in upgrading our information technology systems.

Interest Expense

Interest expense for fiscal year 2010 decreased to $0.7 million as compared to $1.1 million in fiscal year 2009. This decrease was primarily due to a decrease in average borrowings outstanding under the revolving credit facility in fiscal year 2010 compared to fiscal year 2009.

Income before Taxes

Income before taxes for fiscal year 2010 increased $0.1 million to $25.2 million compared to $25.1 million in fiscal year 2009. As a percentage of net sales, income before taxes was 4.9% of net sales for fiscal year 2010 compared to 5.5% of net sales in fiscal 2009. The decrease as a percentage of net sales is primarily due to $11.8 million of expenses incurred in connection with our initial public offering. Excluding these initial public offering related expenses of $11.8 million, income before taxes on an as adjusted, non-GAAP basis was $37.1 million, or 7.2% of net sales, which represents a 47.4% increase over fiscal year 2009 income before taxes of $25.1 million, or 5.5% of net sales.

Income Tax Expense

Income tax expense increased $0.3 million in fiscal year 2010 to $9.6 million as compared to $9.3 million in fiscal year 2009. The effective income tax rate for fiscal year 2010 was 38.1% compared to an effective tax rate of 36.9% in fiscal year 2009. The effective tax rate increased during 2010 primarily based on taxable income for the year moving our federal income tax rate from 34% to 35%. The state income tax expense rate increased during fiscal 2010 due to state tax incentives recognized in fiscal 2009 which reduced the effective fiscal 2009 state income tax rate. The remainder of the increase in the effective tax rate was primarily related to certain transaction fees paid to Sun Capital in connection with the initial public offering which are not deductible for tax purposes.

Net Income

Net income for fiscal 2010 was $15.6 million compared to $15.9 million in fiscal 2009, a $0.3 million decrease. The decrease was related to higher expenses associated with our initial public offering completed in fiscal year 2010. Excluding these initial public offering expenses of $11.8 million, net income on an as adjusted, non-GAAP basis was $23.1 million, or 4.5% of net sales, which represents a 45.7% increase over fiscal year 2009 net income of $15.9 million, or 3.5% of net sales.

Fiscal Year 2009 Compared to Fiscal Year 2008 and Fiscal Year 2009 Compared to Pro Forma Fiscal Year 2008

Net Sales

Net sales for fiscal year 2009 increased $24.9 million, or 5.7%, to $457.5 million as compared to $432.7 million for fiscal year 2008 including $244.2 million in the 2008 Predecessor period and $188.5 million in the 2008 Successor period. This increase was a direct result of a $19.0 million or 4.6% comparable store sales increase, and a $5.9 million increase due to the addition of one new store during fiscal year 2009 and non-comparable store sales. Comparable store sales increased primarily due to a 6.0% increase in the number of transactions partially offset by a 1.5% decrease in the average dollars spent per transaction.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for fiscal year 2009 increased $0.2 million, or 3.9%, to $5.7 million as compared to $5.5 million for fiscal year 2008, including $3.4 million in the 2008 Predecessor period and $2.1 million in the 2008 Successor period. This increase was driven by increased sales of merchandise in the leased departments.

Gross Profit

Gross profit, which includes license fee income, for fiscal year 2009 increased $18.0 million, or 10.2%, to $194.0 million as compared to $101.9 million in the 2008 Predecessor period and $74.2 million in the 2008 Successor period or $176.1 million for fiscal year 2008. Approximately $11.6 million of this increase is due to the increase in sales volume. The remaining increase is the result of an increase in initial mark-up on merchandise which generated $3.3 million in gross profit, a $1.4 million decrease in markdowns, a $1.6 million reduction in freight to our distribution center and a $0.2 million increase in license fees offset slightly by a $0.1 million increase in shrinkage. Gross profit margin for fiscal year 2009 increased to 42.4% as compared to 40.7% for fiscal year 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal year 2009 were $167.9 million, compared to $104.4 million in the 2008 Predecessor period and $66.1 million in the 2008 Successor period. This change was primarily the result of increases in corporate expenses of $4.4 million, primarily due to bonuses associated with our improved financial performance and an increase in rent for our distribution center as a result of a sale leaseback of the primary distribution center during fiscal year 2008. These increases were offset primarily by decreases of $2.6 million in advertising expenses as a result of a shift in our advertising strategy. Additionally, store pre-opening and closing expenses for fiscal year 2009 decreased $1.2 million compared to fiscal year 2008, which was due to only one new store opening during fiscal year 2009 as compared to four new store openings and two store closings in fiscal year 2008. In connection with the Sun Capital Transaction in fiscal 2008, our assets were adjusted to fair value, resulting in a $3.7 million decrease in depreciation expense offset by additional management fees of $0.7 million in fiscal 2009.

On a pro forma basis, selling, general and administrative expenses for fiscal year 2009 increased $0.9 million, or 0.5%, to $167.9 million as compared to $167.0 million for pro forma fiscal year 2008. As a percentage of sales, selling, general and administrative expenses for fiscal year 2009 decreased to 36.7% as compared to 38.6% for pro forma fiscal year 2008.

Interest Expense

Interest expense for fiscal year 2009 was $1.0 million compared to $0.8 million in the 2008 Predecessor period and $0.7 million in the 2008 Successor period. On a pro forma basis, interest expense for fiscal year 2009 decreased $0.8 million to $1.0 million as compared to $1.8 million for pro forma fiscal year 2008. The decrease was primarily due to decreases in average borrowings outstanding under the revolving line of credit facility in fiscal year 2009, partially offset by an increase in interest rates.

Income / (Loss) before Taxes

Income (loss) before taxes for fiscal year 2009 was $25.1 million, compared to ($3.3) million in the 2008 Predecessor period and $7.4 million in the 2008 Successor period. On a pro forma basis, income before taxes for fiscal year 2009 increased $17.9 million, or 246.6%, to $25.1 million as compared to $7.3 million for pro forma fiscal year 2008 primarily due to the increase in net sales and gross profit margin during fiscal year 2009. As a percentage of net sales, income before taxes increased to 5.5% of net sales for fiscal year 2009 as compared to 1.7% of net sales for pro forma fiscal year 2008.

Income Tax (Expense) / Benefit

Income tax expense for fiscal 2009 was $9.3 million compared to a $1.0 million income tax benefit in the 2008 Predecessor period and $2.6 million of income tax expense in the 2008 Successor period. The effective income tax rate for fiscal 2009 was 36.9% compared to 29.8% and 35.6% in the 2008 Predecessor and 2008 Successor periods, respectively. The effective rate for the 2008 Predecessor period, which had a net operating loss, is lower due to the expiration of certain state net operating loss carryforwards for the Predecessor that resulted from the filing of short period tax returns for that period due to the Sun Capital Transaction which partially offset the tax benefit of the operating loss for the period. The effective rate differed from the federal enacted rate of 34% primarily due to state taxes, net of federal benefits.

On a pro forma basis, income tax expense for fiscal year 2009 increased $6.4 million to $9.3 million as compared to $2.8 million for pro forma fiscal year 2008. The effective income tax rate for fiscal year 2009 was 36.9% compared to an effective rate of 38.9% for pro forma fiscal year 2008.

Net Income / (Loss)

Net income (loss) for fiscal 2009 was $15.9 million compared to ($2.4) million in the 2008 Predecessor period and $4.7 million in the 2008 Successor period. On a pro forma basis, net income for fiscal year 2009 increased $11.4 million, or 258.1%, to $15.9 million as compared to $4.4 million in pro forma fiscal year 2008. This increase was primarily due to increases in net sales and gross profit margin during fiscal year 2009 as compared to pro forma fiscal year 2008.

Seasonality

Our business is subject to seasonal fluctuations, which are typical of retailers that carry a similar merchandise offering. A disproportionate amount of our sales and net income are realized during the fourth quarter, which includes the holiday selling season. In fiscal years 2010, 2009 and 2008, respectively, 32.6%, 33.7% and 32.0% of our net sales were generated in the fourth quarter. Operating cash flows are typically higher in the fourth fiscal quarter due to inventory related working capital requirements in the third fiscal quarter. Based on results over the past five years prior to 2009, approximately 34% of comparable store sales and more than 100% of the net income was realized in the fourth quarter, making up for a net loss historically incurred through the first nine months. However, financial performance in fiscal year 2009 represented a favorable break from the historical trend which continued in fiscal year 2010. During fiscal years 2010 and 2009, we generated net income during the first nine months of $7.2 million and $9.7 million, respectively, and 54.0% and 39.0% of net income was realized in the fourth quarters of fiscal 2010 and 2009, respectively. Excluding one-time, pre-tax expenses of $11.8 million related to the initial public offering, 36% of our net income was generated during the fourth quarter of fiscal year 2010. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving and Christmas and regional fluctuations for events such as sales tax holidays.

Liquidity and Capital Resources

Our working capital at January 29, 2011 increased $20.4 million, or 126.0%, to $36.5 million compared to January 30, 2010. Our primary ongoing cash requirements are for operating expenses, inventory and new store capital investment. Our typical investment in a new store is approximately $1.3 million which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.0 million have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores. In August 2010, we completed an initial public offering which provided $30.0 million of net cash proceeds from the sale of our common stock.

We had no borrowings under our revolving line of credit facility at January 29, 2011 or January 30, 2010 and had cash and cash equivalents of $29.4 million and $16.6 million respectively. Net cash provided by operating activities was $12.4 million for fiscal year 2010 versus $40.1 million in fiscal year 2009. Average borrowings under our revolving line of credit facility decreased to $2.1 million in fiscal year 2010 from $10.2 million in fiscal year 2009 primarily due to proceeds received from our initial public offering and cash generated from operations. The largest amount borrowed at one time during fiscal year 2010 was $18.2 million compared to $29.6 million during fiscal year 2009. In June 2010, we issued a special dividend in the amount of $20.0 million or $1.29 per share on all common stock issued and outstanding. In December 2009, we issued a special dividend in the amount of $15.0 million or $0.97 per share on all common stock issued and outstanding. Average availability under our revolving line of credit facility increased 33.7% to $43.2 million in fiscal year 2010 compared to $32.3 million in fiscal year 2009. Stockholders’ equity was $52.1 million as of January 29, 2011 compared to $25.9 million as of January 30, 2010.

During the course of our seasonal business cycle, working capital is needed to support inventory for existing stores, particularly during peak selling seasons. Historically, our working capital needs are lowest in the first quarter and peak late in the third quarter or early in the fourth quarter in anticipation of the holiday selling season. Management believes that the net cash provided by operating activities, bank borrowings, vendor trade terms, tenant improvement allowances and the use of operating leases for new stores will be sufficient to fund anticipated current and long-term capital expenditures and working capital requirements.

Capital Expenditures

Net capital expenditures (proceeds) during fiscal years 2010 and 2009, the 2008 Successor Period and the 2008 Predecessor period were $7.8 million, $3.6 million, ($7.7) million and $8.5 million, respectively. Net capital expenditures were comprised of the following:

	Successor	Successor	Successor	Predecessor
	Year Ended January 29, 2011	Year Ended January 30, 2010	136 Days Ended January 31, 2009	228 Days Ended September 17, 2008
	(in 000’s)
New and existing stores	$1,691	$2,408	$1,220	$7,413
Technology-related investments	6,616	684	366	699
Distribution center improvements	652	773	297	416

Gross capital expenditures	8,959	3,865	1,883	8,528
Less: Proceeds from sale of equipment	(1,170)	(222)	(9,534)	(21)

Net capital expenditures (proceeds)	$7,789	$3,643	$(7,651)	$8,507

We lease all of our store locations. In certain cases, we negotiate leases whereby we take responsibility for construction of a new store and are reimbursed for our costs from the landlord. When this situation occurs, we report the construction costs as part of our capital expenditures and, at the commencement of the lease, report the proceeds from the sale of the assets to the landlord. In November 2008, we had $9.5 million in proceeds from the sale of our distribution center in a sale-leaseback transaction.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Successor	Successor	Successor	Predecessor
	Year Ended January 29, 2011	Year Ended January 30, 2010	136 Days Ended January 31, 2009	228 Days Ended September 17, 2008
	(in 000’s)
Cash flows provided by (used in) operating activities	$12,383	$40,070	$18,922	$(3,148)
Cash flows used in investing activities	(7,789)	(3,474)	(44,855)	(8,507)
Cash flows provided by (used in) financing activities	8,173	(25,213)	27,996	9,588

Increase (decrease) in cash and cash equivalents	12,767	11,383	2,063	(2,067)
Cash and cash equivalents, beginning of period	16,601	5,218	3,155	5,222

Cash and cash equivalents, end of period	$29,368	$16,601	$5,218	$3,155

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items primarily including depreciation and amortization, deferred taxes and the effect of working capital changes.

2010 versus 2009 – Operating cash flows of $12.4 million in fiscal 2010 included net income of $15.6 million and non-cash charges totaling $4.4 million primarily related to $2.6 million in depreciation and amortization expense, $0.6 million of changes in deferred income taxes, $0.6 million of amortization of deferred financing fees and $0.5 million of share-based compensation expense. Cash of $10.5 million was used to increase inventory at fiscal year end 2010 compared to fiscal year end 2009. Operating cash flows were provided from increases in accounts payable of $6.1 million related to inventory purchases, a $2.0 million increase in deferred rent and a $1.0 million increase in other accrued expenses, primarily driven by increases in accrued bonuses. Operating cash flows were reduced by $3.7 million related to income taxes payable. Cash flows from receivables decreased operating cash flows by $2.0 million primarily due to higher estimated tax payments. Other decreases in operating cash flows were due to prepaid expenses of $0.3 million and other assets of $0.2 million.

Net cash provided by operating activities in fiscal year 2010 was $12.4 million compared $40.1 million for fiscal year 2009, a $27.7 million decrease. The largest decrease in operating cash flows in fiscal year 2010 compared to 2009 is attributed to changes in income taxes payable and receivable of $10.9 million. An income tax receivable existed at fiscal year end 2010 compared to an income tax payable at fiscal year end 2009 due to the timing and amounts of estimated income tax payments. Changes in accounts payable and merchandise inventories used $5.7 million and $5.3 million, respectively, more in operating cash flows in fiscal year 2010 than fiscal year 2009 due to higher inventory purchases. Changes in deferred income taxes reduced fiscal year 2010 operating cash flows by $2.5 million related to the timing of the reversal of deferred tax amounts. Other changes in working capital which lowered operating cash flows in fiscal year 2010 compared to fiscal year 2009 include other accrued expenses of $1.7 million and prepaid expenses of $1.0 million. Non-cash depreciation charges decreased operating cash flows by $0.9 million related to higher depreciation expense in fiscal year 2010 compared to fiscal year 2009 as more depreciable property and equipment has been placed in service at January 29, 2011. Share-based compensation expenses increased operating cash flows by $0.2 million in fiscal year 2010 and amortization of deferred financing fees increased operating cash flows by $0.1 million.

2009 versus 2008 – Net cash provided by operating activities in fiscal year 2009 was $40.1 million compared to $15.8 million for the 2008 Successor and Predecessor periods, a $24.3 million increase. Operating cash flows for fiscal year 2009 included net income of $15.9 million and non-cash charges totaling $5.7 million primarily related to $3.1 million of changes in deferred income taxes, $1.8 million of depreciation and amortization, $0.5 million of amortization of deferred financing fees and $0.3 million of share-based compensation expense. Operating cash flows in 2009 were generated from increases in accounts payable of $11.9 million related to inventory purchases, a $3.7 million increase in income taxes payable, a $2.6 million increase in other accrued expenses, primarily driven by increases in accrued bonuses, and a $2.2 million increase in deferred rent, as well as a $0.7 million decrease in prepaid expenses and a $2.5 million decrease in receivables. Cash of $5.1 million was used to increase inventory in fiscal year 2009 compared to fiscal year 2008.

Cash Flows from Investing Activities

2010 versus 2009 – Net cash used in investing activities during fiscal year 2010 was $7.8 million compared to $3.5 million in fiscal year 2009. Cash of $9.0 million and $3.9 million was used for purchases of property and equipment during fiscal year 2010 and 2009, respectively. The increase in cash used in investing activities is primarily due to $6.6 million invested in information technology equipment and software during fiscal year 2010 compared to $0.7 million in fiscal year 2009. Additionally, $1.7 million was invested in new and existing stores in fiscal year 2010 impacted by two new store openings and one store relocation during the period. This compares to $2.4 million for store investments during fiscal year 2009. Distribution center improvements were $0.7 million and $0.8 million for fiscal year 2010 and 2009, respectively. The sale of property and equipment generated cash of $1.2 million and $0.2 million in fiscal year 2010 and 2009, respectively, related to proceeds received from the sale-leaseback of real estate related to new store construction.

2009 versus 2008 – Cash used for investing activities was $3.5 million in fiscal year 2009 compared to $44.9 million in the 2008 Successor period and $8.5 million in the 2008 Predecessor period. Cash of $3.9 million was used for property and equipment purchases in fiscal year 2009, which was offset by proceeds from the sale of property and equipment of $0.2 million and proceeds from an insurance settlement of $0.2 million. Cash of $52.5 million was used for the sale of the Predecessor Company to the Successor Company in September 2008 to an affiliate of Sun Capital in the 2008 Successor period. Cash of $10.4 million was used to purchase property and equipment in the 2008 periods, primarily relating to four new store openings during the periods. The sale of property and equipment generated cash of $9.5 million in the 2008 Successor period due primarily to the sale leaseback of our primary distribution center.

Cash Flows from Financing Activities

2010 versus 2009 – Net cash provided by financing activities was $8.2 million during fiscal year 2010 compared to net cash used by financing activities of $25.2 million in fiscal year 2009. On August 10, 2010, we completed an initial public offering which provided $30.0 million of net cash proceeds from the sale of our common stock. Financing activities also include the payment of $20.0 million of dividends during June 2010 when we issued a special dividend of $1.29 per share of common stock issued and outstanding. This compares to a special dividend of $15.0 million paid in fiscal year 2009. Financing activities also include $1.6 million of payments on capital lease and financing agreements during fiscal year 2010 versus $0.6 million in fiscal year 2009. Debt issue costs of $0.3 million were paid in fiscal year 2010 in connection with the amendment to our revolving line of credit facility effective upon the completion of our initial public offering on August 10, 2010 compared to $1.9 million of debt issue costs paid in fiscal year 2009 associated with our current revolving credit agreement. There was no outstanding balance on the revolving line of credit at January 29, 2011 or January 30, 2010; therefore, there is no change in cash flows related to the revolving line of credit in fiscal 2010 which compares to $9.7 million used to pay down the revolving line of credit net activity in fiscal year 2009. Additionally, we received $2.0 million of proceeds from a new equipment loan in fiscal year 2009.

2009 versus 2008 – Cash of $25.2 million was used in financing activities for fiscal year 2009 compared to cash provided by financing activities of $28.0 million in the 2008 Successor period and $9.6 million in the 2008 Predecessor period. In fiscal year 2009, cash was used to pay $15.0 million in dividends, pay down our revolving line of credit facility by $9.7 million, pay $1.9 million for debt issuance costs and reduce capital lease and financing agreements by $0.6 million. In fiscal year 2009, we also received proceeds from a new equipment loan of $2.0 million.

Cash provided by financing activities in the 2008 Successor period and Predecessor period was $28.0 million and $9.6 million, respectively. The net cash used to pay down our revolving line of credit facility was $7.4 million in the 2008 periods. As a result of the sale of the Predecessor Company to the Successor Company in the 2008 Successor period, cash of $32.5 million was generated from borrowings under the revolving line of credit facility and $20.0 million was generated from the issuance of common stock. Payments on capital leases, mortgages and other financing agreements used cash of $7.5 million in the 2008 Predecessor period.

Existing Credit Facilities

Gordmans, Inc. is the borrower under a loan, guaranty and security agreement dated as of February 20, 2009, as amended from time to time thereafter, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) as agent and a lender and certain other lender parties thereto from time to time. Gordmans Stores, Inc., Gordmans Intermediate Holdings Corp., Gordmans Distribution Company, Inc., Gordmans Management Company, Inc. and Gordmans LLC are all guarantors under the loan agreement. The loan agreement provides an equipment term loan in the original principal amount of $2.0 million, which was used to refinance existing indebtedness. In addition, the loan agreement provides a revolving line of credit facility for general working capital needs of up to $78.0 million. The description which follows includes the terms of the fourth amendment to the loan agreement, which was effective upon the completion of our initial public offering.

The revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on February 20, 2013. At January 29, 2011 and January 30, 2010, we had no borrowings outstanding under our revolving line of credit facility. We had excess availability of $29.4 million and $22.9 million, at January 29, 2011 and January 30, 2010, respectively, including letters of credit issued with an aggregate face amount of $0.4 million and $5.4 million, for the same respective periods.

Interest is payable on borrowings under the revolving line of credit facility monthly at a rate equal to LIBOR or the base rate, plus an applicable margin which ranges from 2.75% to 4.75% set quarterly dependent upon average net availability under the revolving line of credit facility during the previous quarter, as selected by management.

An unused line fee is payable quarterly in an amount equal to 0.50% of the sum of the average daily unused revolving commitment plus the average daily unused letter of credit commitment. A customary fee is also payable to the administrative agent under the loan agreement on an annual basis.

The availability of the revolving line of credit facility is subject to a borrowing base, which is comprised of eligible credit card receivables, the liquidation value of eligible landed inventory, eligible distribution center inventory and the eligible in-transit inventory. The equipment term loan was fully drawn in a single draw on the closing date and was used to refinance existing indebtedness. It matures in March of 2012 and amortizes in 36 equal monthly installments. Interest is payable on the equipment term loan monthly at a per annum rate equal to the base rate plus 4.00%.

We also entered into two financing arrangements to purchase software during fiscal 2010. Payments of $0.2 million, including interest at 2.6%, are due quarterly through March 2012 and payments of $41 thousand, including fixed interest at 4.9%, are due quarterly through April 2012.

Off-Balance Sheet Arrangements

As of January 29, 2011, we had no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of January 29, 2011:

	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
	(in 000’s)
Contractual Obligations:
Notes payable(1)	$1,893	$1,565	$328	$—	$—
Capital leases(2)	1,106	458	648	—	—
Operating leases(3)(4)	252,137	37,208	75,387	58,452	81,090
Deferred compensation plan	738	738	—	—	—
Revolving line of credit	—	—	—	—	—
Letters of credit	379	379	—	—	—

Total	$256,253	$40,348	$76,363	$58,452	$81,090

(1)	Represents obligations on our existing notes payable, including projected interest on one variable rate note based upon the January 29, 2011 rate.

(2)	Includes interest payments on capital lease obligations.

(3)

Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds. Four retail stores with provisions for additional percentage rent exceeded the applicable sales thresholds in fiscal 2010. Contingent rent was $0.1 million in fiscal 2010.

(4)

Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 35% of lease expense for our retail stores in fiscal 2010.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions are subject to inherent uncertainties, which may cause actual results to differ from reported amounts.

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are the most significant to reporting its results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of the Company’s consolidated financial statements. In addition to the policies presented below, there are other items within the Company’s financial statements that require estimation, but are not deemed critical. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant accounting policies can be found in Note A, “Summary of Significant Accounting Policies,” to the consolidated financial statements.

Revenue Recognition

Revenue is recognized at the point-of-sale, net of estimated returns and allowances and exclusive of sales tax. License fees from licensed departments represent a percentage of total footwear and maternity sales due to the licensing of the footwear and maternity businesses to third parties. Footwear and maternity sales under these licensing arrangements are not included in net sales, but are included separately on the statement of operations. Layaway sales are deferred until the final sales transaction has been completed. Sales of gift cards are deferred until they are redeemed for the purchase of our merchandise. The Company reserves for estimated merchandise returns based on historical experience and various other assumptions that we believe to be reasonable. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. Merchandise exchanges of the same product and price are not considered merchandise returns and, therefore, are not included in the population when calculating the sales returns reserve. Income from unredeemed gift cards is recorded when the likelihood of redemption becomes remote, which has been determined to be three years after the date of last use, based on historical redemption patterns. We similarly record deferred revenue on our balance sheet for merchandise credits issued related to guest returns and recognize this revenue upon the redemption of the merchandise credits.

Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market, using the conventional retail method with last-in, first-out (LIFO) for the Predecessor and the conventional retail method with first-in, first-out (FIFO) for the Successor. Under the retail method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. This method is widely used in the retail industry and involves management estimates with regard to such things as markdowns and inventory shrinkage. A significant factor involves the recording and timing of permanent markdowns. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. Inventory shortage involves estimating a shrinkage rate for interim periods, but is based on a full physical inventory near the fiscal year end. Thus, the difference between actual and estimated amounts of shrinkage may cause fluctuations in quarterly results, but is not a significant factor in full year results. All inventories are in one class and are classified as finished goods. Inventories in possession of our carrier are included in merchandise inventories as legal title and risk of loss had passed.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Significant judgment is involved in projecting the cash flows of individual stores, as well as our business units, which involve a number of factors including historical trends, recent performance and general economic assumptions. If such a review indicates that the carrying amounts of long-lived assets are not recoverable, we reduce the carrying amounts of such assets to their fair values.

Operating Leases

The Company leases retail stores under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begins the pre-opening merchandising process, approximately seven weeks prior to opening the store to the public. For tenant improvement allowances and rent holidays, we record a deferred rent liability in “Deferred Rent” on the consolidated balance sheets and amortize the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of operations.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. We record a contingent rent liability in “Accrued Expenses” on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Self-Insurance

We are self-insured for certain losses related to health, dental, workers’ compensation and general liability insurance, although we maintain stop-loss coverage with third-party insurers to limit liability exposure. Liabilities associated with these losses are estimated, in part, by considering historical claims experience, industry factors and other assumptions. Although management believes adequate reserves have been provided for expected liabilities arising from our self-insured obligations, projections of future losses are inherently uncertain, and it is reasonably possible that estimates of these liabilities will change over the near term as circumstances develop.

Share-Based Compensation

We recognized all share-based payments to employees in the consolidated statements of operations based on the grant date fair value of the award for those awards that are expected to vest. Forfeitures of awards are estimated at the time of grant based on historical experience and revised appropriately in subsequent periods if actual forfeitures differ from those estimates. We utilize the Black-Scholes option valuation model to calculate the value of each stock option. Expected volatility was based on historical volatility of the common stock for a peer group of other companies within the retail industry. The expected term of the options represents the period of time until exercise or termination and is based on the historical experience of similar awards. The risk free rate is based on the U.S. Treasury rate at the time of the grants for instruments of a comparable life. The dividend yield of the index was assumed to be 2.0% in fiscal year 2010, 2.0% in fiscal year 2009, and 0.0% in the 136 days ended January 31, 2009 and 228 days ended September 17, 2008.

Determining the Fair Value of our Common Stock

We believe it is appropriate to discuss the determination of the fair value of our common stock only for the Successor periods because on September 17, 2008, the Predecessor Company sold 100% of the outstanding common shares to the Successor Company. In connection with that purchase, all outstanding options issued during the Predecessor periods were re-purchased for $0.10 per option and cancelled in connection with that transaction.

Prior to our initial public offering, the fair value of our common stock at the date of each option grant was determined by our Board of Directors. Given the absence of an active market for our common stock prior to the initial public offering, our Board of Directors used a market approach for the grants on May 7, 2009 and March 30, 2010. Our Board of Directors considered numerous objective and subjective factors in valuing our common stock in accordance with the guidance in the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, which we refer to as the “AICPA Practice Aid.” These objective and subjective factors included:

•	changes to our business plan;

•	our operating and financial performance;

•	our revenue growth;

•	the lack of an active public market for our common stock; and

•	the risks inherent in the retail industry.

In determining the fair value of our common stock at each of these valuation dates, we used a market approach, as further described below. The significant input assumptions used in the valuation models are based on subjective future expectations combined with management judgment. Assumptions utilized in the market approach are:

•

our expected revenue, operating performance, and cash flows and earnings before interest, taxes, depreciation and amortization (EBITDA) for the current and future years, determined as of the valuation date based on our estimates;

•	multiples of market value compared to the trailing 12 months revenue, determined as of the valuation date, based on a group of comparable public companies we identified; and

•	multiples of market value to expected future revenue, determined as of the valuation date, based on the same group of comparable public companies.

In determining the most appropriate comparable companies, we considered several factors, including the other companies’ industry, size and their specific products and services.

May 7, 2009 valuation

In determining our enterprise value at May 7, 2009, we used a market approach. Significant assumptions used in the market approach included the following: a multiple of 4.5 times trailing twelve months’ EBITDA. We also applied a discount for lack of marketability of 30% in arriving at the value of our common stock, which reflected the assessment in May 2009 that an initial public offering was very unlikely.

In determining our enterprise value at May 7, 2009, we used the Probability-Weighted Expected Return, or PWER, method as described in the AICPA Practice Aid. We determined that a strategic sale would be 100% likely due to our shareholders historical experience of selling companies after 4 to 6 years of ownership. We determined the probability of an initial public offering at that time to be unlikely, based on management’s and the Board of Directors’ best estimate of the probability at that time. This probability reflects the fact that we had not begun any discussions with underwriters regarding a potential initial public offering and our Board of Directors had not considered an initial public offering as a potential monetization event for our shareholders.

March 30, 2010 valuation

In determining our enterprise value at March 30, 2010, we used a market approach. Significant assumptions used in the market approach included the following: a multiple of 5.5 to 6.0 times trailing twelve months’ EBITDA. We did not apply a discount for lack of marketability in arriving at the value of common stock, which reflected the assessment in March 2010 that an initial public offering was very likely. We determined that an initial public offering would be 95% likely due to our planned timeline to complete an initial public offering by August 2010. We determined the probability of a strategic sale to be 5%. The increase in the March 30, 2010 grants from the May 7, 2009 value of $2.81 per share to $12.99 per share at March 30, 2010 was due primarily to the following factors:

•

In early December, our Board of Directors authorized us to retain investment bankers to prepare for an initial public offering. As of March 30, 2010, our Board of Directors increased the probability of completing a successful initial public offering to 95% due to the planned timeline to complete an initial public offering by August 2010.

•

The market value of our comparable companies increased, thus increasing the EBITDA multiples we used in our valuation, which increased our aggregate equity value and the value attributable to common stock in our valuation.

•	Our trailing twelve months’ EBITDA as a percentage of revenue as of May 7, 2009 was 4.2% compared to 7.5% as of March 30, 2010.

We believe consideration by our Board of Directors of the factors described above was a reasonable approach to estimating the fair value of our common stock for those periods. The assumptions that we have made about the fair value of our common stock represent our Board of Directors’ and management’s best estimate, but they are highly subjective and inherently uncertain. If different assumptions were made, our calculation of the fair value of common stock and the resulting share-based compensation expense could have materially differed from the amounts recognized in our financial statements.

August 10, 2010 valuation

In connection with our initial public offering, all existing options outstanding under the 2009 Stock Option Plan were terminated. In exchange, each participant received the following awards under the 2010 Omnibus Incentive Compensation Plan: (1) 12 months from the date of the option termination agreement, vested restricted stock to replace the intrinsic value of the participant’s vested options under the 2009 Stock Option Plan and (2) unvested restricted stock to replace the intrinsic value of the participant’s unvested options under the 2009 Stock Option Plan, with the same vesting schedule as that of the existing options. The fair value of the restricted stock was estimated based upon the initial public offering price of $11.00 per share on August 5, 2010 and applying a discount of 25.2% for the one year holding period imposed on shares granted in exchange for cancelled options. The termination and exchange of the options did not result in any additional compensation expense.

In addition, each participant received options in an amount determined by the Compensation Committee of the Company’s Board of Directors, with an exercise price equal to the Company’s initial public offering price, subject to time vesting at a rate of 20% per year over five years. We utilized the Black-Scholes option valuation model to calculate the value of each outstanding stock option at August 10, 2010. Expected volatility was based on historical volatility of the common stock for a peer group of other companies within the retail industry. The expected term of the options represents the period of time until exercise or termination and is based on the historical experience of similar awards. The risk free rate is based on the U.S. Treasury rate at the time of the grants for instruments of a comparable life. The dividend yield of the index was assumed to be 2.0% at August 10, 2010.

Income Taxes

We calculate our current and deferred tax provision for the fiscal year based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the applicable year. Adjustments based on filed returns are recorded in the appropriate periods when identified. We file a consolidated federal tax return, generally in the third fiscal quarter of the subsequent fiscal year.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered taxable income in carry-back periods, historical and forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and tax planning strategies in determining the need for a valuation allowance against our deferred tax assets. Determination of a valuation allowance for deferred tax assets requires that we make judgments about future matters that are not certain, including projections of future taxable income and evaluating potential tax-planning strategies. To the extent that actual results differ from our current assumptions, the valuation allowance will increase or decrease. In the event we were to determine we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination. Likewise, if we later determine it is more likely than not that the deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.

The income tax laws of jurisdictions in which we operate are complex and subject to different interpretations by the taxpayer and applicable government taxing authorities. Income tax returns filed by us are based on our interpretation of these rules. The amount of income taxes we pay is subject to ongoing audits by federal and state tax authorities, which may result in proposed assessments, including assessments of interest and/or penalties. Our estimate for the potential outcome for any uncertain tax issue is highly subjective and based on our best judgments. Actual results may differ from our current judgments due to a variety of factors, including changes in law, interpretations of law by taxing authorities that differ from our assessments, changes in the jurisdictions in which we operate and results of routine tax examinations. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate.

Related Party Transactions

In connection with the initial public offering, the Company paid an affiliate of Sun Capital $0.6 million in transaction consulting fees and $7.5 million for termination of the consulting agreement. Consequently, as of August 10, 2010, the Company no longer has a financial obligation to Sun Capital under the consulting agreement.

The Company incurred fees and expenses of $1.7 million, $1.7 million and $0.8 million respectively, to Sun Capital under the terms of the consulting agreement during fiscal year 2010, fiscal year 2009 and the 2008 Successor period.

Recently Proposed Accounting Pronouncements

In an exposure draft issued in 2010, the Financial Accounting Standards Board (“FASB”), together with the International Accounting Standards Board, has proposed a comprehensive set of changes in generally accepted accounting principles (“GAAP”) for leases. This proposed change in its current exposure draft form would create a new accounting model for both lessees and lessors and eliminates the concept of operating leases. The lease accounting model contemplated by the proposed standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, the leases for our stores are accounted for as operating leases, with no related assets and liabilities on our balance sheet. While no fixed date has been determined for the issuance of the final standard, it is generally expected that the final standard will be issued by late 2011. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance. The proposed accounting standard, as currently drafted, would have a material impact on the Company’s consolidated financial statements. This exposure draft is non-cash in nature and would not impact the Company’s cash position.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through borrowings under our revolving line of credit facility and equipment note payable (see notes to the consolidated financial statements). Borrowings under the revolving line of credit facility bear interest at the base rate plus 2.75% (6.00% at January 29, 2011) with an option to bear interest at the LIBOR interest rate plus 3.75%. Borrowings under the revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $78.0 million. There were no borrowings outstanding at January 29, 2011. The equipment note payable bears interest at the base interest rate plus 4.00% (7.25% at January 29, 2011). The balance of the equipment note payable at January 29, 2011 was $0.8 million.

We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the revolving line of credit facility. As of January 29, 2011, the analysis indicated that such a movement would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page Number

1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	50

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Statements of Operations for the year ended January 29, 2011, the year ended January 30, 2010, the 136 days ended January 31, 2009, and the 228 days ended September 17, 2008	51

Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010	52

Consolidated Statements of Stockholders’ Equity for the year ended January 29, 2011, the year ended January 30, 2010, the 136 days ended January 31, 2009, and the 228 days ended September 17, 2008	53

Consolidated Statements of Cash Flows for the year ended January 29, 2011, the year ended January 30, 2010, the 136 days ended January 31, 2009, and the 228 days ended September 17, 2008	54

Notes to Consolidated Financial Statements	55

2. FINANCIAL STATEMENT SCHEDULES

SCHEDULE I – Condensed Parent Company Only Financial Statements	72

SCHEDULE II – Valuation and Qualifying Accounts	73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Gordmans Stores, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Gordmans Stores, Inc. and subsidiaries (“Successor”) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended January 29, 2011, the year ended January 30, 2010 and the 136 days ended January 31, 2009, and for Gordmans, Inc. and subsidiaries (“Predecessor”) for the 228 days ended September 17, 2008, as discussed in Note A to the consolidated financial statements. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Successor’s and Predecessor’s Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Successor or Predecessor is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Successor’s and Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gordmans Stores, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for the year ended January 29, 2011, the year ended January 30, 2010 and 136 days ended January 31, 2009, and the results of Gordmans, Inc. and subsidiaries operations and their cash flows for the 228 days ended September 17, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As is discussed in Note A to the consolidated financial statements, effective September 17, 2008, all of the outstanding common stock of Gordmans, Inc. was sold in a business combination. As a result of the sale, the financial information for the period after the sale is presented on a different cost basis than that for the periods before the sale and therefore, is not comparable.

/s/ GRANT THORNTON LLP

Kansas City, Missouri

March 31, 2011

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except share data)

	Successor	Successor	Successor	Predecessor
	Year Ended January 29, 2011	Year Ended January 30, 2010	136 Days Ended January 31, 2009	228 Days Ended September 17, 2008
Net sales	$517,001	$457,533	$188,458	$244,212
License fees from leased departments	6,321	5,679	2,103	3,362
Cost of sales	(299,060)	(269,177)	(116,410)	(145,668)

Gross profit	224,262	194,035	74,151	101,906
Selling, general and administrative expenses	(198,302)	(167,842)	(66,100)	(104,433)

Income / (loss) from operations	25,960	26,193	8,051	(2,527)
Interest expense	(744)	(1,052)	(697)	(822)

Income / (loss) before taxes	25,216	25,141	7,354	(3,349)
Income tax (expense) / benefit	(9,618)	(9,273)	(2,616)	998

Net income / (loss)	$15,598	$15,868	$4,738	$(2,351)

Basic earnings / (loss) per share	$0.91	$1.02	$0.31	$(0.14)
Diluted earnings / (loss) per share	$0.89	$0.99	$0.31	$(0.14)

Basic weighted average shares outstanding	17,212,019	15,488,800	15,488,800	16,597,100
Diluted weighted average shares outstanding	17,454,458	16,036,422	15,488,800	16,611,040

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in 000’s except share data)

	Successor January 29, 2011	Successor January 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,368	$16,601
Accounts receivable	1,557	2,544
Landlord receivable	2,077	423
Income tax receivable	1,375	—
Merchandise inventories	59,775	49,291
Deferred income taxes	2,417	2,491
Prepaid expenses	5,394	4,581

Total current assets	101,963	75,931
PROPERTY AND EQUIPMENT, net	18,240	10,444
INTANGIBLE ASSETS, net	2,166	2,262
DEFERRED INCOME TAXES	486	1,050
OTHER ASSETS, net	2,279	2,431

TOTAL ASSETS	$125,134	$92,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,833	$30,685
Income taxes payable	—	3,715
Accrued expenses	26,672	24,633
Notes payable, current portion	1,508	667
Capital lease obligations, current portion	424	68

Total current liabilities	65,437	59,768
NONCURRENT LIABILITIES:
Notes payable, net of current portion	326	778
Capital lease obligations, net of current portion	630	—
Deferred rent	6,655	4,686
Other liabilities	33	937

Total noncurrent liabilities	7,644	6,401

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value, 5,000,000 and 100,000 shares authorized, none issued and outstanding as of January 29, 2011 and January 30, 2010, respectively	—	—
Common stock —$0.001 par value, 50,000,000 and 44,917,520 shares authorized, 18,703,086 and 15,488,800 issued and outstanding as of January 29, 2011 and January 30, 2010, respectively	19	15
Additional paid-in capital	50,830	20,328
Retained earnings	1,204	5,606

Total stockholders’ equity	52,053	25,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,134	$92,118

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share data)

	Shares
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
PREDECESSOR
BALANCE, February 3, 2008	20,000,000	3,403,000	$200	$4,500	$38,372	$(2,632)	$40,440
Net loss	—	—	—	—	(2,351)	—	(2,351)

BALANCE, September 17, 2008	20,000,000	3,403,000	$200	$4,500	$36,021	$(2,632)	$38,089

SUCCESSOR
BALANCE, September 18, 2008	—	—	$—	$—	$—	$—	$—
Issuance of common stock	15,488,800	—	15	19,985	—	—	20,000
Net income	—	—	—	—	4,738	—	4,738

BALANCE, January 31, 2009	15,488,800	—	15	19,985	4,738	—	24,738
Share-based compensation expense	—	—	—	343	—	—	343
Payment of dividend ($0.97 per share)	—	—	—	—	(15,000)	—	(15,000)
Net income	—	—	—	—	15,868	—	15,868

BALANCE, January 30, 2010	15,488,800	—	15	20,328	5,606	—	25,949
Share-based compensation expense	—	—	—	523	—	—	523
Payment of dividend ($1.29 per share)	—	—	—	—	(20,000)	—	(20,000)
Issuance of common stock, net of transaction costs of $2,899	3,214,286	—	4	29,979	—	—	29,983
Net income	—	—	—	—	15,598	—	15,598

BALANCE, January 29, 2011	18,703,086	—	$19	$50,830	$1,204	$—	$52,053

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

	Successor	Successor	Successor	Predecessor
	Year Ended January 29, 2011	Year Ended January 30, 2010	136 Days Ended January 31, 2009	228 Days Ended September 17, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$15,598	$15,868	$4,738	$(2,351)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization expense	2,635	1,757	441	4,975
Amortization of deferred financing fees	567	470	—	24
Loss (gain) on retirement/sale of property and equipment	29	7	—	(5)
Deferred income taxes	638	3,154	483	(203)
Share-based compensation expense	523	343	—	—
Net changes in assets and liabilities, net of effect of sale of Predecessor Company to Successor Company (See Note A):
Accounts receivable and income tax receivable	(2,042)	2,515	(3,365)	(1,862)
Merchandise inventories	(10,484)	(5,138)	18,489	(15,602)
Prepaid expenses	(311)	722	2,217	(1,166)
Other assets	(165)	(44)	(447)	1,238
Accounts payable	6,148	11,854	(3,196)	6,652
Deferred rent	1,969	2,246	2,334	554
Income tax payable	(3,715)	3,715	(96)	(413)
Other accrued expenses	993	2,601	(2,676)	5,011

Net cash provided by / (used in) operating activities	12,383	40,070	18,922	(3,148)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Predecessor Company to Successor Company, net of cash (See Note A)	—	—	(52,506)	—
Purchase of property and equipment	(8,959)	(3,865)	(1,883)	(8,528)
Proceeds from sale of property and equipment	1,170	222	9,534	21
Proceeds from insurance settlement	—	169	—	—

Net cash used in investing activities	(7,789)	(3,474)	(44,855)	(8,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit activity, net	—	(9,700)	(24,510)	17,126
Borrowings on revolving line of credit	10,608	—	—	—
Repayments on revolving line of credit	(10,608)	—	—	—
Proceeds from revolving line of credit related to sale of Predecessor Company to Successor Company (See Note A)	—	—	32,506	—
Proceeds from financing	—	2,000	—	—
Debt issuance costs	(250)	(1,870)	—	—
Payment on obligations under capitalized leases and financing agreements	(1,560)	(643)	—	(1,956)
Mortgage payments	—	—	—	(5,582)
Dividends paid	(20,000)	(15,000)	—	—
Proceeds from initial public offering issuance of common stock, net of transaction costs of $2,899	29,983	—	—	—
Proceeds from issuance of common stock	—	—	20,000	—

Net cash provided by / (used in) financing activities	8,173	(25,213)	27,996	9,588

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	12,767	11,383	2,063	(2,067)
CASH AND CASH EQUIVALENTS, Beginning of period	16,601	5,218	3,155	5,222

CASH AND CASH EQUIVALENTS, End of period	$29,368	$16,601	$5,218	$3,155

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Amounts)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Gordmans Stores, Inc. (the “Company”), operated 68 everyday low price department stores under the trade name “Gordmans” located in 16 primarily Midwestern states as of January 29, 2011. Gordmans offers a wide assortment of name brand clothing for all ages, accessories (including fragrances), footwear and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment.

Basis of Presentation – The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries: Gordmans Intermediate Holding Corp.; Gordmans, Inc., Gordmans Management Company, Inc.; Gordmans Distribution Company, Inc.; and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation.

Reporting Year—The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. All references in these financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal years 2010 and 2009 represent fifty-two week years ended January 29, 2011 and January 30, 2010, respectively. As a result of the September 17, 2008 business combination described in Note A, fiscal year 2008 is divided between Predecessor and Successor periods of February 3, 2008 through September 17, 2008 (“2008 Predecessor period”) and September 18, 2008 through January 31, 2009 (“2008 Successor period”), respectively.

Revenue Recognition – Revenue is recognized at the point-of-sale, net of estimated returns and allowances and exclusive of sales tax. License fees from leased departments represent a percentage of total footwear and maternity sales due to the licensing of the footwear and maternity businesses to third parties. Footwear and maternity sales under these licensing arrangements are not included in net sales, but are included separately on the statement of operations. Layaway sales are deferred until the sale has been paid in full. Sales of gift cards are deferred until they are redeemed for the purchase of the Company’s merchandise. Gift card breakage is recorded as revenue when the likelihood of redemption becomes remote, which has been determined to be three years after the date of last use. Total gift card breakage was $0.3 million, $0.3 million, $0.1 million and $0.1 million during fiscal years 2010, 2009, the 2008 Successor period and the 2008 Predecessor period, respectively. The Company’s gift card liability is $2.4 million and $2.2 million at January 29, 2011 and January 30, 2010, respectively. The Company records deferred revenue on its balance sheets for merchandise credits issued related to guest returns and recognizes this revenue upon the redemption of the merchandise credits.

Segment Reporting – The Company has one reportable segment. The Company’s operations include only activities related to retail stores throughout the Midwest.

Cash Equivalents – The Company considers all highly liquid assets with an original maturity of three months or less and credit card and debit card receivables from banks, which settle within one to five business days, to be cash equivalents. Cash equivalents include investments in money market mutual funds, U.S. Treasuries, U.S. Agency securities and commercial paper with an original maturity of three months or less.

Accounts Receivable – Accounts receivable primarily consists of non-trade accounts receivable recorded at net realizable value.

Merchandise Inventories – Merchandise inventories are stated at the lower of cost or market, using the conventional retail method with last-in, first-out (LIFO) for the Predecessor Company and the conventional retail method with first-in, first-out (FIFO) for the Successor Company. Under the retail method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. This method involves management estimates with regard to such things as markdowns and inventory shrinkage. A significant factor involves the recording and timing of permanent markdowns. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. Inventory shortage involves estimating a shrinkage rate, but is based on a full physical inventory near the fiscal year end. All inventories are in one class and are classified as finished goods. Inventories in possession of the Company’s carrier are included in merchandise inventories as legal title and risk of loss had passed. Inventory reserve for obsolescence was $0.2 million and $0.3 million as of January 29, 2011 and January 30, 2010, respectively.

Property and Equipment – Property and equipment are recorded at cost and are depreciated for financial reporting purposes using the straight-line method over their estimated useful lives. Leasehold improvements are depreciated over the lesser of their related lease terms or useful life. For leases with renewal periods at the Company’s option, the Company uses the original lease term, excluding renewal option periods to determine the estimated useful lives. Furniture, fixtures and equipment are depreciated over a period of three to ten years. Computer software is depreciated over a period of three to ten years. Equipment recorded under capital leases are amortized using the straight-line method over the shorter of the related lease terms or useful life of the assets, generally three to five years.

The Company has determined it is the accounting owner of certain leased store locations during the construction period of such assets. Effectively, a sale and leaseback of these assets occurs when construction of the asset is complete and the lease term begins. No gain or loss associated with the sale of such assets is recognized as the Company receives reimbursement from the landlord for the construction and leases are structured as operating leases.

Long-Lived Assets – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such a review indicates that the carrying amounts of long-lived assets are not recoverable, the Company reduces the carrying amounts of such assets to their fair values. No impairment on long-lived assets was recorded during fiscal years 2010 and 2009, the 2008 Successor period or 2008 Predecessor period.

Intangible Assets – Intangible assets with indefinite lives are not amortized. Instead, indefinite-lived intangible assets are subject to periodic (at least annual) tests for impairment. Impairment testing is performed in two steps: (i) the Company assesses indefinite lived assets for impairment by comparing the fair value with its carrying value and (ii) if the fair value is less than its carrying amount, an impairment loss is recognized in an amount equal to that excess. At January 29, 2011 and January 30, 2010, the Company completed step one of the impairment test and determined that no impairment existed.

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. No impairment was recorded during the fiscal years 2010 or 2009, the 2008 Successor period or the 2008 Predecessor period.

Deferred Financing Fees – Deferred financing fees related to a revolving line of credit facility are recorded in other assets and amortized using the straight-line method over the term of the related financing agreement.

Operating Leases – The Company leases retail stores under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives and recognizing rent expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins the pre-opening merchandising process, approximately seven weeks prior to opening the store to the public.

For tenant improvement allowances and rent holidays, the Company records a deferred rent liability in “Deferred Rent” on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations.

Tenant improvement assets, as well as the corresponding tenant improvement allowances, are recorded when the amount of new store construction exceeds the amount attributable to the landlord’s owned asset, generally the building shell. Tenant improvement assets, which generally represent furniture, fixtures and equipment, are depreciated over the initial life of the lease, prior to any lease extensions. The tenant improvement allowances (liabilities) are amortized monthly, as a reduction to the current rent expense, and serve to more accurately reflect actual occupancy costs. Predecessor Company tenant improvement allowances were written off as of September 17, 2008 in connection with the business combination described in Note A; however, tenant improvement assets were not. The tenant improvement allowances recorded on balance sheets relate to the Successor Company.

The Company’s store leases generally contain escalating rent payments over the initial term of the lease, however the Company accounts for the lease expense on a straight-line basis over that period. The straight-line rent expense is calculated at the inception of the lease, which entails recording a monthly liability for the difference between rent paid to the landlord and straight-line rent expense as calculated at the beginning of the lease, excluding renewal options. Over the life of the lease, this deferred rent liability is amortized as rent paid to the landlord eventually exceeds the calculated straight-line amount. Straight-line rent was recalculated as of September 17, 2008 in connection with the business combination described in Note A.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in “Accrued Expenses” on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Self-Insurance – The Company is self-insured for certain losses related to health, dental, workers’ compensation and general liability insurance, although the Company maintains stop-loss coverage with third-party insurers to limit liability exposure. Self-insurance exposure is limited for health claims up to $0.2 million per individual with a $2.0 million lifetime claim limit, is limited on workers’ compensation claims up to $0.3 million per individual and is limited on general liability claims up to $25 thousand per claim. The liabilities are based upon estimates which are reviewed regularly for adequacy based on the most current information available, including historical claim payments, expected trends and industry factors and other assumptions. The Company has self-insurance claims liabilities of $1.0 million and $0.9 million at January 29, 2011 and January 30, 2010.

Share-Based Compensation – The Company recognized all share-based payments to employees in the consolidated statements of operations based on the grant date fair value of the award for those awards that are expected to vest. Forfeitures of awards are estimated at the time of grant and revised appropriately in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense is recognized in the selling, general and administrative expenses in the consolidated statements of operations using the straight-line amortization method over the requisite service period which is the vesting period. The Company utilizes the Black-Scholes option valuation model to calculate the valuation of each stock option. Expected volatility was based on historical volatility of the common stock for a peer group of other companies within the retail industry. The expected term of the options represents the period of time until exercise or termination and is based on the historical experience of similar awards. The risk free rate is based on the U.S. Treasury rate at the time of the grants for instruments of a comparable life. The dividend yield of the index was 2.0% in fiscal years 2010 and 2009 and assumed to be zero in the 2008 Successor period and 2008 Predecessor period.

Cost of Sales – Cost of sales includes the direct cost of purchased merchandise, inventory shrinkage, inventory write-downs and inbound freight to our distribution center.

Selling, General and Administrative – Selling, general and administrative expenses include payroll and other expenses related to operations at the Company’s corporate office, store expenses, occupancy costs, certain distribution and warehousing costs (aggregating to $17.5 million, $15.6 million, $5.5 million, and $9.4 million for fiscal years 2010 and 2009, the 2008 Successor period and the 2008 Predecessor period, respectively), depreciation and amortization and advertising expense.

Store Pre-opening Costs – Costs associated with the opening of new stores are expensed as incurred.

Advertising Costs – Advertising costs are expensed as incurred and were $14.6 million, $11.6 million, $6.4 million and $8.0 million for fiscal years 2010 and 2009, the 2008 Successor period and the 2008 Predecessor period, respectively.

Income Taxes – Income taxes are accounted for under an asset and liability approach that includes the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and laws, as appropriate. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) federal and state tax credits and state net operating loss carryforwards.

A valuation allowance is provided to reduce deferred tax assets when management cannot conclude that it is more likely than not that a tax benefit will be realized.

The Predecessor Company adopted new accounting guidance on accounting for uncertain tax positions effective February 4, 2007. Upon adoption of this accounting guidance, the Predecessor Company did not recognize a material increase or decrease in the liability for unrecognized tax benefits. Uncertain tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating their tax positions and tax benefits. Interest expense and penalties, if any, are accrued on the unrecognized tax benefits and reflected in interest expense and selling, general and administrative expenses, respectively.

Stock Split – On August 4, 2010, a 15.4888 for 1 stock split of the Successor Company’s outstanding common stock was approved by the Company’s stockholders. This split was effective upon the completion of the Company’s initial public offering. All common shares, per share data, and option exercise prices in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted for all Successor Company periods presented, which are subsequent to September 17, 2008, to give effect to the stock split.

Earnings / (Loss) Per Share – Basic earnings / (loss) per common share is computed by dividing net income / (loss) by the weighted average number of shares outstanding during the period. Diluted earnings / (loss) per common share is calculated based on the weighted average number of shares outstanding during the period and the effect of all dilutive potential common shares, including stock options and restricted stock, using the treasury stock method.

Financial Instruments – For the revolving line of credit facility and equipment loan with Wells Fargo Bank, N.A., fair value approximates the carrying value due to the variable interest rates of these arrangements. Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of long-term debt at January 29, 2011 and January 30, 2010 approximates its carrying amount of $1.8 million and $1.4 million, respectively. For all other financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and receivables. The Company places cash in highly rated financial institutions, in money market accounts and other highly liquid investments, and these amounts are sometimes in excess of the insured amount. Cash equivalents in excess of insured amounts were $28.2 million and $16.0 million at January 29, 2011 and January 30, 2010, respectively. Concentrations of credit risk on receivables are limited due to the nature of the receivable balances.

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

Comprehensive Income – There are no comprehensive income components applicable which cause comprehensive income to differ from net income for all periods presented in the consolidated financial statements.

Recently Proposed Accounting Pronouncements – In an exposure draft issued in 2010, the Financial Accounting Standards Board (“FASB”), together with the International Accounting Standards Board, has proposed a comprehensive set of changes in generally accepted accounting principles (“GAAP”) for leases. This proposed change in its current exposure draft form would create a new accounting model for both lessees and lessors and eliminates the concept of operating leases. The lease accounting model contemplated by the proposed standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, the leases for the Company’s stores are accounted for as operating leases, with no related assets and liabilities on the Company’s balance sheet. While no fixed date has been determined for the issuance of the final standard, it is generally expected that the final standard will be issued by late 2011. The proposed accounting standard, as currently drafted, would have a material impact on the Company’s consolidated financial statements. This exposure draft is non-cash in nature and would not impact the Company’s cash position.

Business Combination – On September 17, 2008, the shareholders of the Predecessor Company sold 100% of the outstanding stock of the Predecessor Company to Midwest Shoppes Intermediate Holding Corp. (“Midwest Shoppes”), an affiliate of the private equity firm Sun Capital Partners, Inc. (“Sun Capital”), through a merger of Gordmans, Inc. with Midwest Shoppes Integrated, Inc., a wholly-owned subsidiary of Midwest Shoppes. Midwest Shoppes, which changed its name to Gordmans Intermediate Holding Corp., is a wholly-owned subsidiary of Gordmans Stores, Inc. (formerly known as Gordmans Holding Corp.). Gordmans, Inc. was the surviving entity of the merger. The total consideration was $55.7 million, primarily consisting of $32.5 million of proceeds from a debt issuance and a $20.0 million capital contribution from Sun Capital.

The assets and liabilities of the Company were recorded at fair value. As a result, the financial information for the period after the transaction (the “Successor”) is presented on a different cost basis than that for the period before transaction (the “Predecessor”) and, therefore, is not comparable.

The transaction was accounted for in accordance with ASC Topic 805, Business Combinations, and accordingly, the transaction price, including costs of $1.3 million, was allocated to tangible and intangible assets and liabilities assumed based on their estimated fair values at the transaction date.

The transaction price has been allocated to the respective assets and liabilities as set forth below:

Cash	$3,155
Current assets	73,558
Property, buildings and equipment	16,661
Identifiable intangible assets	2,390
Other assets	6,152

Total assets	101,916

Current liabilities	45,062
Long-term liabilities	1,193

Total liabilities	46,255

Net assets	$55,661

The following represents the unaudited pro forma results of the Company’s consolidated operations as if the transaction had occurred on February 3, 2008, after giving effect to certain adjustments, including the depreciation and amortization of the assets, based on their estimated fair values, management fees, changes in interest expense due to changes in borrowings and the related tax effect:

Year Ended January 31, 2009
Net sales	$432,670
Net income	$4,431

The unaudited pro forma financial data does not purport to represent what our results would have been had the Sun Capital transaction actually occurred on February 3, 2008 and it does not project the results of operations or financial condition for any future period.

Supplemental Cash Flow Information – The following table sets forth non-cash operating, investing and financing activities and other cash flow information:

	Successor	Successor	Successor	Predecessor
`	Year Ended January 29, 2011	Year Ended January 30, 2010	136 Days Ended January 31, 2009	228 Days Ended September 17, 2008
Non-cash operating, investing and financing activities:
Purchases of property and equipment in accrued expenses	$1,055	$915	$96	$1,033
Sales of property and equipment	1,170	209	—	1,934
Purchases of equipment with capital lease commitments and financing arrangements	2,936	156	—	—

Other cash flow information:
Cash paid for interest	723	991	697	902
Cash paid / (refund received) for income taxes, net	14,069	(781)	4,198	537

B. INITIAL PUBLIC OFFERING

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

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Depreciable Life in Years	Successor January 29, 2011	Successor January 30, 2010
Leasehold improvements	1 to 40	$2,502	$1,582
Furniture, fixtures and equipment	3 to 10	10,606	7,176
Computer software	3 to 10	2,777	1,923
Capitalized leases	3 to 5	1,740	445
Construction in progress		4,991	1,251

		22,616	12,377
Less accumulated depreciation and amortization		(4,376)	(1,933)

		$18,240	$10,444

Depreciation and amortization expense on property and equipment was $2.5 million, $1.7 million, $0.4 million and $5.0 million for fiscal years 2010 and 2009, the 2008 Successor period and the 2008 Predecessor period, respectively, and is included in selling, general and administrative expenses. Accumulated amortization on capital leases was $0.5 million and $0.3 million as of January 29, 2011 and January 30, 2010, respectively.

D. INTANGIBLE ASSETS

As a result of the business combination on September 17, 2008 (see Note A), the Successor Company recorded $2.4 million of intangible assets, other than goodwill. Of the total intangible assets recorded, $1.8 million was assigned to a registered trade name that is not subject to amortization and $0.6 million was assigned to two license fee agreements and certain favorable lease rights negotiated by the Company. The license fee agreements and favorable lease rights are being amortized over their remaining useful lives. Intangible assets consist of the following:

		Successor January 29, 2011		Successor January 30, 2010
	Useful Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
DSW license fee agreement	6.3 years	$522	$(192)	$522	$(110)
Destination Maternity license fee agreement	2.4 years	24	(23)	24	(13)
Favorable lease rights, net	6.0 years	24	(9)	24	(5)

		570	(224)	570	(128)
Intangible assets not subject to amortization:
Trade name		1,820	N/A	1,820	N/A

Total		$2,390	$(224)	$2,390	$(128)

Amortization expense on intangible assets was $0.1 million in fiscal year 2010, $0.1 million in fiscal year 2009 and $22.0 thousand in the 2008 Successor period. Future amortization expense on intangible assets is as follows:

2011	$87
2012	87
2013	86
2014	86

$346

E. ACCRUED EXPENSES

Accrued expenses consist of the following:

	Successor January 29, 2011	Successor January 30, 2010
Store related accruals	$10,986	$9,718
Associate compensation	8,182	7,359
Gift card liability	2,409	2,213
Accrued real estate taxes	2,624	3,212
Other taxes accrued	2,364	2,056
Interest	107	75

	$26,672	$24,633

F. DEFERRED RENT

The Company records a deferred rent liability to account for tenant improvement allowances and to record rent on a straight-line basis for operating leases. Deferred rent consists of the following:

	Successor January 29, 2011	Successor January 30, 2010
Tenant improvement allowances	$2,716	$2,742
Straight-line rent expense	3,939	1,944

	$6,655	$4,686

G. DEBT OBLIGATIONS

Revolving Line of Credit Facility – On February 20, 2009, the Successor Company entered into a $63.0 million revolving line of credit facility with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) and CIT Bank (“WF LOC”) to replace an existing revolving line of credit facility with Bank of Montreal. The WF LOC was amended on March 31, 2009, with the addition of PNC Bank, to increase the maximum size of the WF LOC to $78.0 million.

The Successor Company had no borrowings under this revolving line of credit facility at January 29, 2011 or January 30, 2010 and had $29.4 million and $22.9 million available to borrow at January 29, 2011 and January 30, 2010, respectively. Borrowings under this facility would have borne an interest rate of 6.00% and 6.25% at January 29, 2011 and January 30, 2010, respectively. Average borrowings during fiscal years 2010 and 2009 were $2.1 million and $10.2 million, respectively. As of January 29, 2011 and January 30, 2010, the Successor Company had outstanding letters of credit totaling approximately $0.4 million and $5.4 million, respectively.

Borrowings under this facility bear interest at various rates based on the excess availability and time of year, with two rate options at the discretion of management as follows: (1) For base rate advances, borrowings bear interest at prime rate plus 3.00% during the non-seasonal period and prime rate plus 3.75% during the seasonal period. When excess availability is $20.0 million or greater, borrowings for the base rate advances bear interest at the prime rate plus 2.75% during the non-seasonal period and the prime rate plus 3.50% during the seasonal period. (2) For LIBOR rate advances, borrowings bear interest at LIBOR rate plus 4.00% during the non-seasonal period and LIBOR rate plus 4.75% during the seasonal period. When excess availability is $20.0 million or greater, borrowings for LIBOR advances bear interest at LIBOR rate plus 3.75% during the non-seasonal period, and LIBOR rate plus 4.50% during the seasonal period. Borrowings available under the WF LOC may not exceed the borrowing base (consisting of specified percentages of credit card receivables and eligible inventory less applicable reserves). An unused line fee is payable quarterly in an amount equal to 0.50% of the sum of the average daily unused revolving commitment plus the average daily unused letter of credit commitment. A customary fee is also payable to the administrative agent under the loan agreement on an annual basis.

Borrowings were secured by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. Among other provisions, the revolving line of credit facility contains certain financial covenants restricting the amount of capital expenditures and dividends that can be paid without consent from the lenders.

As a result of the initial public offering, the Successor Company’s borrowing agreement related to its revolving line of credit facility and equipment loan was amended effective August 10, 2010 to eliminate the EBITDA (earnings before interest, taxes, depreciation and amortization expense) financial requirement, increase the annual capital expenditures allowed and revise the borrowing base calculation. This amendment also changed the existing subjective acceleration clause. Prior to this amendment, when borrowings were outstanding on the WF LOC, Wells Fargo had full cash dominion to apply the deposits received from customers in the main concentration account against WF LOC borrowings. As a result, the acceleration clause required the Company to classify all of the outstanding WF LOC balances as a current liability. Subsequent to August 10, 2010, the lender no longer has full cash dominion unless the Company fails to maintain sufficient excess availability on the line of credit. The Company maintained sufficient excess availability through January 29, 2011. As of January 29, 2011, the Successor Company is in compliance with all of its debt covenants. The credit facility expires on February 20, 2013.

Notes Payable – Notes payable consist of the following:

	Successor January 29, 2011	Successor January 30, 2010
Term notes payable	$1,834	$1,445
Less current portion	(1,508)	(667)

Noncurrent notes payable	$326	$778

As part of the Successor Company’s WF LOC, a $2.0 million Equipment Loan was established. The note contains a variable interest rate of the prevailing base rate plus 4.00%, which was 7.25% at January 29, 2011 and January 30, 2010. The loan began in February 20, 2009 and matures in March of 2012. Payments over the 36 month life of the note are $55.5 thousand in principal per month. The loan is secured similarly to the WF LOC by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement.

During 2010, the Company entered into two financing arrangements to purchase software. Payments of $0.2 million, including fixed interest at 2.6%, are due quarterly through March 2012 and payments of $41 thousand, including fixed interest at 4.9%, are due quarterly through April 2012.

Annual scheduled debt maturities of notes payable are $1.5 million and $0.3 million for fiscal years 2011 and 2012, respectively.

H. LEASES

The Company has entered into short and long term capital and operating lease agreements. These leases relate to retail store locations, the distribution centers and the corporate headquarters. The leases expire on various dates through the year 2028 with most of the leases containing renewal options. Certain retail store leases contain provisions for additional rent based on varying percentages of sales.

Total rental expense related to all operating leases (including related party leases and those with terms less than one year) was $37.2 million, $35.0 million, $12.9 million and $19.2 million in fiscal years 2010 and 2009, the 2008 Successor period and the 2008 Predecessor period, respectively. Included in total rental expense in each of the fiscal years 2010 and 2009, the 2008 Successor period and the 2008 Predecessor period is percentage rent of $0.1 million, $62.6 thousand, $47.2 thousand and $0.0 thousand, respectively. Percentage rent is calculated as a percent of sales over a specified amount, which varies by lease. Future minimum lease payments under operating leases and future obligations under non-cancelable capital leases as of January 29, 2011 are as follows:

	Operating Leases	Capital Leases
2011	$37,208	$458
2012	38,783	458
2013	36,604	190
2014	32,417	—
2015	26,035	—
After 2015	81,090	—

Total minimum lease payments	$252,137	1,106

Less: capital lease amount representing interest		(52)

Present value of minimum lease payments		1,054
Less: current maturities of capital lease obligations		(424)

Noncurrent maturities of capital lease obligations		$630

On November 21, 2008, the Company entered into a transaction with an unrelated third party, which qualified for sale-leaseback accounting. Based on the terms, the Company sold its distribution center for $9.5 million and this asset was leased back from the purchaser over a period of 20 years and no gain was recognized on the transaction.

The Company leased two of its retail store locations and its corporate headquarters from organizations owned in whole or in part by certain stockholders of the Predecessor Company. During the 2008 Predecessor period, the Company paid $0.4 million to these related organizations under the terms of the leases.

I. INCOME TAXES

The provision / (benefit) for income taxes consists of the following:

	Successor	Successor	Successor	Predecessor
	Year Ended January 29, 2011	Year Ended January 30, 2010	136 Days Ended January 31, 2009	228 Days Ended September 17, 2008
Current:
Federal	$8,356	$5,657	$1,965	$(909)
State	624	463	169	114

	8,980	6,120	2,134	(795)
Deferred:
Federal	579	2,861	464	(255)
State	59	292	18	52

	638	3,153	482	(203)

Total	$9,618	$9,273	$2,616	$(998)

The tax effects of significant items comprising the Company’s deferred income tax assets and liabilities as of January 29, 2011 and January 30, 2010 are as follows:

	Successor January 29, 2011	Successor January 30, 2010
Deferred income tax assets:
Accrued compensation	$2,251	$1,994
Leases	1,497	—
Merchandise inventories	896	736
Property and equipment	601	2,918
Accrued expenses	255	160
State tax credit carryforwards	201	301
State net operating loss carryforwards	6	59

	5,707	6,168

Deferred income tax liabilities:
Software	(1,632)	(1,393)
Intangibles	(823)	(837)
Gift certificates	(299)	—
Prepaid expenses and other assets	(50)	(27)
Leases	—	(370)

	(2,804)	(2,627)

Net deferred income tax asset	2,903	3,541
Less: Current deferred income taxes	(2,417)	(2,491)

Long-term deferred income taxes	$486	$1,050

The reconciliation of income tax computed at the U.S. statutory rate to income tax expense is as follows:

	Successor	Successor	Successor	Predecessor
	Year Ended January 29, 2011	Year Ended January 30, 2010	136 Days Ended January 31, 2009	228 Days Ended September 17, 2008
U.S. Federal statutory tax rate	35.0%	34.0%	34.0%	(34.0)%
State income tax expense, net of federal tax effect	2.5	1.6	1.7	3.3
Nondeductible expenses	0.9	0.2	0.3	1.1
Other	(0.3)	1.1	(0.4)	(0.2)

Total income tax expense / (benefit)	38.1%	36.9%	35.6%	(29.8)%

The Successor Company has state income tax credit carryovers of $0.3 million at January 29, 2011, which will expire in 2018 if not utilized by that time. As of January 29, 2011, the Successor Company had state net operating loss carryovers of $0.2 million. These carryovers will generally expire in 2030 if not utilized by then. The tax effect of these carryovers is recorded as a deferred income tax asset in the consolidated balance sheets.

The Company determined no unrecognized tax benefits for the fiscal years ended January 29, 2011 and January 30, 2010, including interest and penalties, were necessary to be recorded in the consolidated financial statements. As such, the Company does not expect there to be an impact on the effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions in which a statute of limitations period exists. After the statute period expires, the tax authorities may no longer assess additional income taxes for the expired period. Additionally, once the statute period expires, the Company is no longer eligible to file claims for refund for any taxes that may have been overpaid.

As of January 29, 2011, five tax periods are subject to audit by the United States Internal Revenue Service (IRS), covering the tax years ended January 29, 2011; January 30, 2010; January 31, 2009; September 17, 2008; and February 2, 2008. The tax period ended September 17, 2008 yielded a net operating loss that was carried back to the two preceding tax years, further extending the statute of limitations on those tax years. Various state jurisdiction tax years remain open to examination as well.

The Company believes there will be no change in its reserves for certain unrecognized tax benefits during the next 12 months.

J. EMPLOYEE BENEFITS

The Company offers a 401(k) savings plan that allows associates to defer a percentage of their income by making pretax contributions to the savings plan. The Company provides a matching contribution equal to 50% of associate deferrals up to a maximum of 4% of associate compensation. During fiscal years 2010 and 2009, the 2008 Successor period and the 2008 Predecessor period, the Company contributed $0.4 million, $0.3 million, $0.2 million and $0.2 million, respectively, to the plan. The Company’s contributions vest immediately.

In June 2010, the Company authorized the termination of the Executive Deferred Compensation Plan (the “Plan”), which covered the Company’s executive officers. Unfunded existing Plan liabilities were $0.7 million and $0.9 million at January 29, 2011 and January 30, 2010, respectively, and will be paid to participants during fiscal year 2011. This liability is included in other long-term liabilities at January 30, 2010 and is reflected as a short-term liability in accrued expenses in the consolidated balance sheet at January 29, 2011. The Plan liability is established by the amount of the participant contributions made through salary deferral and the amount of the Company match not to exceed 6% of the participant’s base salary. Company matching obligations vested as of the business combination date of September 17, 2008. The Company match of executive contributions was reduced to 0% effective February 1, 2009; however, the Company continues to incur interest costs on the Plan liability. The Company’s matching and interest obligations for fiscal year 2010, fiscal year 2009, the 2008 Successor period and the 2008 Predecessor period were $47 thousand, $0.1 million, $0.1 million and $0.1 million, respectively. The interest accrued on the outstanding obligation to the Plan is determined by using an average composite of Moody’s Seasoned Corporate Bond Yield Index, which was 6.32% and 6.52% at January 29, 2011 and January 30, 2010, respectively.

K. EARNINGS / (LOSS) PER SHARE

Basic earnings / (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings / (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period and incremental shares that may be issued in future periods related to outstanding stock awards, if dilutive. When calculating incremental shares related to outstanding stock awards, the Company applies the treasury stock method. The treasury stock method assumes that proceeds, consisting of the amount the employee must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits that would be credited to additional paid-in capital on exercise of the stock options, are used to repurchase outstanding shares at the average market price for the period. The treasury stock method is applied only to share grants for which the effect is dilutive.

The following is a reconciliation of the outstanding shares utilized in the computation of earnings / (loss) per common share:

	Successor	Successor	Successor	Predecessor
	Year Ended January 29, 2011	Year Ended January 30, 2010	136 Days Ended January 31, 2009	228 Days Ended September 17, 2008
Basic weighted average shares outstanding	17,212,019	15,488,800	15,488,800	16,597,100
Dilutive effect of non-vested stock and stock options	242,439	547,622	—	13,940

Diluted weighted average shares outstanding	17,454,458	16,036,422	15,488,800	16,611,040

The impact of certain options was excluded from the calculation of diluted earnings per share for 2008 Predecessor period because the effects were antidilutive. Antidilutive options totaled 760,760 for the 2008 Predecessor period.

L. SHARE-BASED COMPENSATION

The Predecessor Company had stock option plans which provided for granting options of the outstanding stock to associates and directors for purchase of common stock at prices equal to fair market value of the common stock at the date of the grant. All outstanding options were re-purchased for $0.10 per option and cancelled in connection with the business combination described in Note A. The Successor Company 2009 Stock Option Plan provided for granting options to officers of the Company for purchases of common stock at prices set forth by the Board of Directors. In March 2010, pursuant to the 2009 Stock Option Plan, 201,354 options were granted to certain officers with a weighted average exercise price of $10.01.

On August 2, 2010, the Company adopted the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”). The 2010 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. An aggregate of 573,086 shares of the Company’s common stock are available under the plan, subject to adjustments. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years. In August 2010, 305,507 options were granted pursuant to the 2010 Plan. There were 267,579 shares of common stock available for future grant related to the 2010 Plan at January 29, 2011.

In connection with the Company’s initial public offering, all existing options outstanding (1,285,570 shares issuable at a weighted average exercise price of $2.66 per share) under the 2009 Stock Option Plan were terminated. In exchange, each participant received the following awards under the 2010 Omnibus Incentive Compensation Plan: (1) 12 months from the date of the option termination agreement, vested restricted stock to replace the intrinsic value of the participant’s vested options under the 2009 Stock Option Plan and (2) unvested restricted stock to replace the intrinsic value of the participant’s unvested options under the 2009 Stock Option Plan, with the same vesting schedule as that of the existing options. The termination and exchange of options did not result in any additional compensation expense. In addition, each participant received options in an amount determined by the Compensation Committee of the Company’s Board of Directors, with an exercise price equal to the Company’s initial public offering price, subject to time vesting at a rate of 20% per year over five years. In exchange for 1,285,570 stock options outstanding at the time of the initial public offering, 977,547 shares of restricted stock will be awarded. As of January 29, 2011, 359,557 shares of such restricted stock were vested for accounting purposes. Unrecognized compensation expense on the restricted stock was $1.4 million at January 29, 2011, which is expected to be recognized over a period of 4.25 years.

A summary of stock option activity during fiscal year 2010 is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, January 30, 2010	1,084,216	$1.29	9.3 years	—
Granted	506,861	10.61	—	—
Exercised	—	—	—	—
Terminated	(1,285,570)	2.66	—	—

Outstanding, January 29, 2011	305,507	11.00	10.0 years	$1,103
Exercisable, January 29, 2011	—	—	—	—
Vested at January 29, 2011	—	—	—	—

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of January 29, 2011 and the option strike price.

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

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants are illustrated in the following table:

	Successor	Successor	Successor	Predecessor
	Year Ended January 29, 2011	Year Ended January 30, 2010	136 Days Ended January 31, 2009	228 Days Ended September 17, 2008
Risk-free interest rate	1.90%	2.15%	N/A	N/A
Dividend yield	2.00%	2.00%	N/A	N/A
Expected volatility	42.00%	40.60%	N/A	N/A
Expected life (years)	5.00	5.00	N/A	N/A
Weighted average fair value of options granted	$3.30	$1.54	N/A	N/A

Stock options issued prior to the initial public offering were granted at prices computed to be below fair market value on the date of grant, had ten-year contractual terms and vested no later than five years from the date of grant. None of the stock options outstanding at January 29, 2011 were subject to performance or market-based vesting conditions. As of January 29, 2011, the unrecognized compensation expense on stock options was $0.7 million, which is expected to be recognized over a weighted average period of 4.5 years.

Share-based compensation expense for fiscal years 2010 and 2009, the 2008 Successor period and the 2008 Predecessor period was $0.5 million, $0.3 million, $0.0 million and $0.0 million, respectively. Share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations. The related tax benefits were insignificant in each of the periods.

The following table summarizes information regarding non-vested outstanding stock options and non-vested restricted stock for fiscal year 2010:

	Number of Stock Options	Weighted Average Fair Value at Grant Date	Shares of Restricted Stock	Weighted Average Fair Value at Grant Date
Non-vested at January 30, 2010	898,350	$1.54	—	$	N/A
Granted	506,861	10.61	977,547		11.00
Vested	(30,978)	1.29	(359,557)		11.00
Cancelled	(1,068,726)	2.93	—		N/A

Non-vested at January 29, 2011	305,507	11.00	617,990		11.00

Other information related to stock option activity during fiscal years 2010 and 2009, the 2008 Successor Period and the 2008 Predecessor period is as follows:

	Successor	Successor	Successor	Predecessor
	Year Ended January 29, 2011	Year Ended January 30, 2010	136 Days Ended January 31, 2009	228 Days Ended February 2, 2008
Total fair value of options vested	$—	$1,676	$—	$—
Total fair value of shares vested	2,538	—	—	—
Total intrinsic value of options exercised	—	—	—	—

M. DIRECTOR DEFERRED COMPENSATION PLAN

The Director Deferred Compensation Plan allowed non-employee members of the Predecessor Company’s Board of Directors to defer all or a portion of their director fees earned. The Company did not match any portion of the directors’ deferred compensation. The Plan liability was $0.1 million as of September 17, 2008 and was distributed in connection with the business combination described in Note A. The interest paid on the outstanding plan assets was determined using an average composite of Moody’s Seasoned Corporate Bond Yield Index, which was approximately 6.08% at September 17, 2008.

N. RELATED PARTY DISCLOSURE

The Company paid consulting fees to Sun Capital Management, an affiliate of Sun Gordmans, LP. In connection with the initial public offering, the Company paid Sun Capital Management $0.6 million in transaction consulting fees and $7.5 million for termination of the consulting agreement. Consequently, as of August 10, 2010, the Company no longer has a financial obligation to pay management fees to Sun Capital Management under the consulting agreement.

The Company incurred fees and expenses of $1.7 million, $1.7 million and $0.8 million respectively, to Sun Capital Management under the terms of the consulting agreement during fiscal year 2010, fiscal year 2009 and the 2008 Successor period.

O. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

P. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth unaudited selected financial information in each quarter for fiscal 2010 and 2009, respectively:

	Successor
	Fiscal 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$111,891	$113,118	$123,606	$168,386
Gross profit	52,549	49,941	54,692	67,080
Net income / (loss) (1)	6,377	3,274	(2,478)	8,425
Basic earnings / (loss) per share (1) (2)	0.41	0.21	(0.13)	0.44
Diluted earnings / (loss) per share (1) (2)	0.39	0.20	(0.13)	0.44

	Fiscal 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$93,472	$98,631	$111,396	$154,034
Gross profit	42,316	43,155	48,483	60,081
Net income / (loss) (1)	3,634	2,182	3,862	6,190
Basic earnings / (loss) per share (1) (2)	0.23	0.14	0.25	0.40
Diluted earnings / (loss) per share (1) (2)	0.23	0.14	0.24	0.38

(1)	During the third quarter of fiscal 2010, the Company incurred $11.8 million of non-recurring, pre-tax expenses related to the initial public offering, including fees for termination of the consulting agreement, transaction fees and management bonuses.

(2)	Basic and diluted shares outstanding are computed independently for each quarter presented, and therefore, may not sum to the totals for the year.

Revenue is typically higher in the third and fourth quarters than in the first and second quarters due to seasonal back-to-school and holiday shopping patterns. The Company’s quarterly operating results may fluctuate significantly as a result of these events and a variety of other factors. Operating results for any quarter are not necessarily indicative of results for a full year.

GORDMANS STORES, INC. AND SUBSIDIARIES

Schedule I – Condensed Parent Company Only Financial Statements

(in 000’s)

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company. The ability of the Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ revolving line of credit facility and equipment term note.

The condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

GORDMANS STORES, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS

(in 000’s except share data)

	January 29, 2010	January 30, 2010
ASSETS
Investment in subsidiary	$52,053	$25,949

TOTAL ASSETS	$52,053	$25,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Preferred stock — $0.001 par value; 5,000,000 and 100,000 shares authorized and none issued and outstanding as of January 29, 2011 and January 30, 2010, respectively	$—	$—
Common stock —$0.001 par value; 50,000,000 and 44,917,520 shares authorized and 18,703,086 and 15,488,800 shares issued and outstanding as of January 29, 2011 and January 30, 2010, respectively	19	15
Additional paid-in capital	50,830	20,328
Retained earnings	1,204	5,606

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,053	$25,949

GORDMANS STORES, INC.

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

(in 000’s)

	Year Ended January 29, 2011	Year Ended January 30, 2010	136 Days Ended January 31, 2009
Equity in earnings of subsidiary	$16,121	$16,211	$4,738
Share-based compensation expense	(523)	(343)	—

Net income	$15,598	$15,868	$4,738

GORDMANS STORES, INC.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(in 000’s)

	Year Ended January 29, 2011	Year Ended January 30, 2010	136 Days Ended January 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,598	$15,868	$4,738
Adjustment to reconcile net income to net cash provided by / (used in) operating activities:
Share-based compensation expense	523	343	—
Equity in earnings of subsidiary	(16,121)	(16,211)	(4,738)

Net cash provided by / (used in) operating activities	—	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Predecessor Company to Successor Company, net of cash	—	—	(52,506)
Investment in subsidiary	(29,983)	—	—
Dividends received from subsidiary	20,000	15,000	32,506

Net cash provided by / (used in) investing activities	(9,983)	15,000	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit related to sale of Predecessor Company to Successor Company	—	—	32,506
Payments on revolving line of credit, net	—	—	(32,506)
Dividends paid	(20,000)	(15,000)	—
Proceeds from initial public offering issuance of common stock, net of transaction costs of $2,899	29,983	—	—
Proceeds from issuance of common stock	—	—	20,000

Net cash provided by / (used in) investing activities	9,983	(15,000)	20,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS, Beginning of period	—	—	—

CASH AND CASH EQUIVALENTS, End of period	$—	$—	$—

GORDMANS STORES, INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

(in 000’s)

	Reserve for Sales Returns
	Beginning of Year Balance	Amount Charged to Net Income	Sales Returns	End of Year Balance
Successor:
Year Ended January 29, 2011	$120	$28,690	$(28,675)	$135
Year Ended January 30, 2010	100	23,966	(23,946)	120
136 Days Ended January 31, 2009	110	10,235	(10,245)	100
Predecessor:
228 Days Ended September 17, 2008	110	12,700	(12,700)	110

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a) –15(e), as of the end of the period covered by this Annual Report on Form 10-K pursuant to Rule 13(a) –15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended January 29, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Gordmans Stores, Inc. Code of Conduct (the “Code”) applies to all of our associates, including our directors and executive officers, and is publicly available on our internet website at www.gordmans.com. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code that applies to our principal executive officer and our principal financial officer / principal accounting officer and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information on our website, www.gordmans.com.

All other information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, which we will file with the Securities and Exchange Commission within 120 days after our fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information in our Definitive Proxy Statement, which we will file with the Securities and Exchange Commission within 120 days after our fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, which we will file with the Securities and Exchange Commission within 120 days after our fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, which we will file with the Securities and Exchange Commission within 120 days after our fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, which we will file with the Securities and Exchange Commission within 120 days after our fiscal year end.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements: See “Financial Statements” under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules: See “Financial Statement Schedules” under Item 8 of this Annual Report on Form 10-K.

All other schedules are omitted because they are not applicable or the required information is presented in the audited consolidated financial statements or the notes thereto.

3.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger among Midwest Shoppes Intermediate Holding Corp., Midwest Shoppes Integrated, Inc., Gordmans, Inc. and Jeffrey J. Gordman, dated as of September 5, 2008 (incorporated by reference in Exhibit 2.1 of Amendment #6 of our Registration Statement on Form S-1 filed on August 4, 2010, No. 333-166436)

3.1	Amended and Restated Certificate of Incorporation of Gordmans Stores, Inc. (incorporated by reference in Exhibit 3.1 of Amendment #5 of our Registration Statement on Form S-1 filed on August 3, 2010, No. 333-166436)

3.2	Amended and Restated Bylaws of Gordmans Stores, Inc. (incorporated by reference in Exhibit 3.2 of Amendment #5 of our Registration Statement on Form S-1 filed on August 3, 2010, No. 333-166436)

4.1	Specimen Common Stock Certificate (incorporated by reference in Exhibit 4.1 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)

10.1	Registration Agreement by and among Midwest Shoppes Holding Corp. (n/k/a Gordmans Stores, Inc.), Sun Midwest Shoppes, LLC (n/k/a Sun Gordmans, LP) and the other stockholders party thereto, dated as of September 17, 2008 (incorporated by reference in Exhibit 10.1 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.2	Jeffrey J. Gordman Employment Letter Agreement, dated October 16, 2008 (incorporated by reference in Exhibit 10.2 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)*

10.3	Richard H. Heyman Severance Agreement Letter, dated January 12, 2010 (incorporated by reference in Exhibit 10.3 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.4	Michael D. James Severance Agreement Letter, dated January 12, 2010 (incorporated by reference in Exhibit 10.4 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.5	Debra A. Kouba Severance Agreement Letter, dated January 12, 2010 (incorporated by reference in Exhibit 10.5 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.6	Johanna K. Lewis Severance Agreement Letter, dated January 12, 2010 (incorporated by reference in Exhibit 10.6 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.7	Michael S. Morand Severance Agreement Letter, dated January 12, 2010 (incorporated by reference in Exhibit 10.7 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.8	Form of Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference in Exhibit 10.8 of Amendment #2 of our Registration Statement on Form S-1 filed on June 30, 2010, No. 333-166436)*

10.9	Loan, Guaranty and Security Agreement by and among Gordmans, Inc., as Borrower, the Guarantors signatory thereto, as Credit Parties, the Lenders signatory thereto, as the Lenders, and Wells Fargo Retail Finance, LLC, as Administrative Agent and Joint Lead Arranger, and CIT Capital Securities LLC, as Syndication Agent and Joint Lead Arranger, dated as of February 20, 2009 (incorporated by reference in Exhibit 10.9 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)

10.10	First Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., as Borrower, the Guarantors signatory thereto, as Credit Parties, the Lenders signatory thereto, as the Lenders, and Wells Fargo Retail Finance, LLC, as Administrative Agent and Joint Lead Arranger, and CIT Capital Securities LLC, as Syndication Agent and Joint Lead Arranger, dated as of March 16, 2009 (incorporated by reference in Exhibit 10.10 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.11	Notice of Request for Revolver Increase, dated as of March 31, 2009 (incorporated by reference in Exhibit 10.11 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.12	Second Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., as Borrower, the Guarantors signatory thereto, as Credit Parties, the Lenders signatory thereto, as the Lenders, and Wells Fargo Retail Finance, LLC, as Administrative Agent and Joint Lead Arranger, and CIT Capital Securities LLC, as Syndication Agent and Joint Lead Arranger, dated as of December 23, 2009 (incorporated by reference in Exhibit 10.12 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.13	Lease Agreement by and between NL Ventures VII Douglas, L.L.C., as Lessor, and Gordmans, Inc., as Lessee, dated as of November 21, 2008 (incorporated by reference in Exhibit 10.13 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)

10.14	Industrial Building Lease by and between Nebraska Furniture Mart, Inc., as Landlord, and Gordmans, Inc., as Tenant, dated as of December 2, 2005 (incorporated by reference in Exhibit 10.14 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.15	First Amendment to Industrial Building Lease by and between Nebraska Furniture Mart, Inc., as Landlord, and Gordmans, Inc., as Tenant, dated March 1, 2006 (incorporated by reference in Exhibit 10.15 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.16	Second Amendment to Industrial Building Lease by and between Nebraska Furniture Mart, Inc., as Landlord, and Gordmans, Inc., as Tenant, dated March 31, 2008 (incorporated by reference in Exhibit 10.16 of Amendment #3 our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.17	Amended and Restated Sublease Agreement by and between A.G. Realty Company, as Landlord, and Gordmans, Inc., as Tenant, dated July 21, 2008 (incorporated by reference in Exhibit 10.17 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.18	Gordmans, Inc. Executive Deferred Compensation Plan (incorporated by reference in Exhibit 10.18 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.19	Bonus Agreement by and between Gordmans Stores, Inc. (f/k/a Gordmans Holding Corp.) and Michael Morand, dated January 18, 2010 (incorporated by reference in Exhibit 10.26 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.20	Bonus Agreement by and between Gordmans Stores, Inc. (f/k/a Gordmans Holding Corp.) and Jeffrey Gordman, dated January 18, 2010 (incorporated by reference in Exhibit 10.27 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.21	Bonus Agreement by and between Gordmans Stores, Inc. (f/k/a Gordmans Holding Corp.) and Richard Heyman, dated January 18, 2010 (incorporated by reference in Exhibit 10.28 Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.22	Bonus Agreement by and between Gordmans Stores, Inc. (f/k/a Gordmans Holding Corp.) and Michael James, dated January 18, 2010 (incorporated by reference in Exhibit 10.29 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.23	Bonus Agreement by and between Gordmans Stores, Inc. (f/k/a Gordmans Holding Corp.) and Debra Kouba, dated January 18, 2010 (incorporated by reference in Exhibit 10.30 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.24	Bonus Agreement by and between Gordmans Stores, Inc. (f/k/a Gordmans Holding Corp.) and Johanna Lewis, dated January 18, 2010 (incorporated by reference in Exhibit 10.31 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.25	Consent and Third Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Retail Finance, LLC, dated June 30, 2010 (incorporated by reference in Exhibit 10.32 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.26	Fourth Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Retail Finance, LLC, dated June 30, 2010 (incorporated by reference in Exhibit 10.33 of Amendment #2 of our Registration Statement on Form S-1 filed on June 30, 2010, No. 333-166436)

10.27	Stock Option Termination Agreement by and between Gordmans Stores, Inc. and Debra Kouba, dated July 23, 2010 (incorporated by reference in Exhibit 10.34 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)*

10.28	Stock Option Termination Agreement by and between Gordmans Stores, Inc. and Jeffrey Gordman, dated July 23, 2010 (incorporated by reference in Exhibit 10.35 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)*

10.29	Stock Option Termination Agreement by and between Gordmans Stores, Inc. and Johanna Lewis, dated July 23, 2010 (incorporated by reference in Exhibit 10.36 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)*

10.30	Stock Option Termination Agreement by and between Gordmans Stores, Inc. and Michael James, dated July 23, 2010 (incorporated by reference in Exhibit 10.37 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)*

10.31	Stock Option Termination Agreement by and between Gordmans Stores, Inc. and Michael Morand, dated July 23, 2010 (incorporated by reference in Exhibit 10.38 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)*

10.32	Stock Option Termination Agreement by and between Gordmans Stores, Inc. and Richard Heyman, dated July 23, 2010 (incorporated by reference in Exhibit 10.39 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)*

10.33	Bonus Agreement by and between Gordmans Stores, Inc. and Debra Kouba, dated July 16, 2010 (incorporated by reference in Exhibit 10.40 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)*

10.34	Bonus Agreement by and between Gordmans Stores, Inc. and Jeffrey Gordman, dated July 16, 2010 (incorporated by reference in Exhibit 10.41 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)*

10.35	Bonus Agreement by and between Gordmans Stores, Inc. and Johanna Lewis, dated July 16, 2010 (incorporated by reference in Exhibit 10.42 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)*

10.36	Bonus Agreement by and between Gordmans Stores, Inc. and Michael James, dated July 16, 2010 (incorporated by reference in Exhibit 10.43 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)*

10.37	Bonus Agreement by and between Gordmans Stores, Inc. and Michael Morand, dated July 16, 2010 (incorporated by reference in Exhibit 10.44 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)*
10.38	Bonus Agreement by and between Gordmans Stores, Inc. and Richard Heyman, dated July 16, 2010 (incorporated by reference in Exhibit 10.45 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)*

10.39	Bonus Agreement by and between Gordmans Stores, Inc. and Gary Crump, dated July 16, 2010 (incorporated by reference in Exhibit 10.46 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)*

10.40	Form of Restricted Stock Agreement under the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference in Exhibit 10.47 of Amendment #2 of our Registration Statement on Form S-1 filed on June 30, 2010, No. 333-166436)*

10.41	Form of Incentive Stock Option Agreement under the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference in Exhibit 10.48 of Amendment #2 of our Registration Statement on Form S-1 filed on June 30, 2010, No. 333-166436)*

10.42	Services Agreement by and between Gordmans Stores, Inc. and Sun Capital Partners Management V, LLC, dated July 16, 2010 (incorporated by reference in Exhibit 10.49 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.43	Amendment to Bonus Agreement by and between Gordmans Stores, Inc. and Michael Morand, dated as of July 16, 2010 (incorporated by reference in Exhibit 10.50 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)*

10.44	Amendment to Bonus Agreement by and between Gordmans Stores, Inc. and Jeff Gordman, dated as of July 16, 2010 (incorporated by reference in Exhibit 10.51 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)*

10.45	Amendment to Bonus Agreement by and between Gordmans Stores, Inc. and Richard Heyman, dated as of July 16, 2010 (incorporated by reference in Exhibit 10.52 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)*

10.46	Amendment to Bonus Agreement by and between Gordmans Stores, Inc. and Michael James, dated as of July 16, 2010 (incorporated by reference in Exhibit 10.53 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)*

10.47	Amendment to Bonus Agreement by and between Gordmans Stores, Inc. and Debra Kouba, dated as of July 16, 2010 (incorporated by reference in Exhibit 10.54 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)*

10.48	Amendment to Bonus Agreement by and between Gordmans Stores, Inc. and Johanna Lewis, dated as of July 16, 2010 (incorporated by reference in Exhibit 10.55 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)*

10.49	Bonus Agreement by and between Gordmans Stores, Inc. and Richard Heyman, dated as of July 16, 2010 (incorporated by reference in Exhibit 10.56 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)*

10.50	Bonus Agreement by and between Gordmans Stores, Inc. and Johanna Lewis, dated as of July 16, 2010 (incorporated by reference in Exhibit 10.57 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)*

10.51	Receipt and Termination of Consulting Agreement between Gordmans, Inc. and Sun Capital Partners Management V, LLC, dated as of July 16, 2010

21.1	List of subsidiaries of Gordmans Stores, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

* Indicates management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2011

GORDMANS STORES, INC.

By:	/s/ JEFFREY J. GORDMAN
Jeffrey J. Gordman
President, Chief Executive Officer and Secretary (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2011:

Signature	Title

/s/ JEFFREY J. GORDMAN Jeffrey J. Gordman	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)

/s/ MICHAEL D. JAMES Michael D. James	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ THOMAS V. TAYLOR Thomas V. Taylor	Chairman

/s/ STEWART M. KASEN Stewart M. Kasen	Director

/s/ DONALD V. ROACH Donald V. Roach	Director

/s/ JAMES A. SHEA James A. Shea	Director

/s/ KENNETH I. TUCHMAN Kenneth I. Tuchman	Director

/s/ BRIAN J. URBANEK Brian J. Urbanek	Director