Form 10-Q
period 2011-04-30
Gordmans Stores, Inc.
filed 2011-05-27
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34842

Gordmans Stores, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	26-3171987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12100 West Center Road

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

Common Stock, $0.001 par value, outstanding as of May 27, 2011: 18,703,086 shares

GORDMANS STORES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Share Data)

	April 30, 2011	January 29, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$28,478	$29,368
Accounts receivable	1,519	1,557
Landlord receivable	1,386	2,077
Income tax receivable	—	1,375
Merchandise inventories	69,347	59,775
Deferred income taxes	2,573	2,417
Prepaid expenses	6,028	5,394

Total current assets	109,331	101,963

PROPERTY AND EQUIPMENT, net	25,001	18,240

INTANGIBLE ASSETS, net	2,143	2,166

DEFERRED INCOME TAXES	—	486

OTHER ASSETS	2,270	2,279

TOTAL ASSETS	$138,745	$125,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$42,356	$36,833
Income taxes payable	2,216	—
Accrued expenses	23,112	26,672
Notes payable, current portion	1,459	1,508
Capital lease obligations, current portion	428	424

Total current liabilities	69,571	65,437

NONCURRENT LIABILITIES:

Notes payable, net of current portion	—	326
Capital lease obligations, net of current portion	521	630
Deferred rent	8,428	6,655
Deferred income taxes	498	—
Other liabilities	31	33

Total noncurrent liabilities	9,478	7,644

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of April 30, 2011 and January 29, 2011	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 18,703,086 issued and outstanding as of April 30, 2011 and January 29, 2011	19	19
Additional paid-in capital	51,192	50,830
Retained earnings	8,485	1,204

Total stockholders’ equity	59,696	52,053

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,745	$125,134

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Share Data)

(Unaudited)

	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
Net sales	$117,679	$111,891
License fees from leased departments	1,667	1,596
Cost of sales	(63,397)	(60,938)

Gross profit	55,949	52,549
Selling, general and administrative expenses	(44,088)	(42,248)

Income from operations	11,861	10,301
Interest expense	(118)	(179)

Income before taxes	11,743	10,122
Income tax expense	(4,462)	(3,745)

Net income	$7,281	$6,377

Basic earnings per share	$0.38	$0.41
Diluted earnings per share	$0.38	$0.39

Basic weighted average shares outstanding	19,076,884	15,488,800
Dilutive weighted average shares outstanding	19,266,694	16,167,302

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,281	$6,377
Adjustments to reconcile net income to net cash flows provided by / (used in) operating activities:
Depreciation and amortization expense	820	529
Amortization of deferred financing fees	152	128
Deferred income taxes	828	(917)
Shared-based compensation expense	362	123
Net changes in assets and liabilities:
Accounts, landlord and income tax receivable	2,104	192
Merchandise inventories	(9,572)	(8,062)
Prepaid expenses	(634)	(997)
Other assets	(143)	18
Accounts payable	5,523	2,831
Deferred rent	1,773	1,313
Income tax payable	2,216	311
Accrued expenses and other liabilities	(3,312)	(2,497)

Net cash flows provided by / (used in) operating activities	7,398	(651)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,412)	(2,708)

Proceeds from sale of property and equipment	2,604	—

Net cash flows used in investing activities	(7,808)	(2,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on obligations under capitalized leases and financing agreements	(480)	(187)

Net cash flows used in financing activities	(480)	(187)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(890)	(3,546)
CASH AND CASH EQUIVALENTS, Beginning of period	29,368	16,601

CASH AND CASH EQUIVALENTS, End of period	$28,478	$13,055

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands Except Share Data)

(Unaudited)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
BALANCE, January 31, 2010	15,488,800	$15	$20,328	$5,606	$25,949
Share-based compensation expense	—	—	123	—	123
Net income	—	—	—	6,377	6,377

BALANCE, May 1, 2010	15,488,800	$15	$20,451	$11,983	$32,449

BALANCE, January 30, 2011	18,703,086	$19	$50,830	$1,204	$52,053
Share-based compensation expense	—	—	362	—	362
Net income	—	—	—	7,281	7,281

BALANCE, April 30, 2011	18,703,086	$19	$51,192	$8,485	$59,696

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Amounts)

(Unaudited)

A. MANAGEMENT REPRESENTATION

The condensed consolidated financial statements include the accounts of Gordmans Stores, Inc. (the “Company”) and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of January 29, 2011, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. The accounting policies followed by the Company are reflected in the notes to the consolidated financial statements for the fiscal year ended January 29, 2011, included in our fiscal year 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 29, 2011. Due to the seasonality of our business, the results of operations for any quarter are not necessarily indicative of the operating results for the full fiscal year. In addition, quarterly results of operations can vary based upon the timing and amount of sales and costs associated with the opening of new stores.

B. DESCRIPTION OF THE BUSINESS

Gordmans Stores, Inc. operated 70 everyday low price department stores under the trade name “Gordmans” located in 16 primarily Midwestern states as of April 30, 2011. Gordmans offers a wide assortment of name brand clothing for all ages, accessories (including fragrances), footwear and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment. The Company has one reportable segment. The Company’s operations include activities related to retail stores located primarily throughout the Midwestern states. The Company opened two new stores during the thirteen weeks ended April 30, 2011 and opened one new store during the thirteen weeks ended May 1, 2010.

The following table reflects the percentage of revenues by major merchandising category:

	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
Apparel	56.1%	55.0%
Home Fashions	26.0	26.8
Accessories (including fragrances)	17.9	18.2

Total	100.0%	100.0%

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	April 30, 2011	January 29, 2011
Leasehold improvements	$2,538	$2,502
Furniture, fixtures and equipment	11,611	10,606
Computer software	2,777	2,777
Capitalized leases	1,740	1,740
Construction in progress	11,508	4,991

	30,174	22,616
Less accumulated depreciation and amortization	(5,173)	(4,376)

	$25,001	$18,240

D. DEBT OBLIGATIONS

Revolving Line of Credit Facility – The Company has a $78.0 million revolving line of credit facility with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC), CIT Bank and PNC Bank (“WF LOC”). The Company had no borrowings outstanding under the WF LOC as of April 30, 2011 and January 29, 2011 or during the thirteen week periods ending April 30, 2011 and May 1, 2010.

Borrowings under this facility bear interest at various rates based on the excess availability and time of year, with two rate options at the discretion of management as follows: (1) For base rate advances, borrowings bear interest at prime rate plus 3.00% during the non-seasonal period and prime rate plus 3.75% during the seasonal period. When excess availability is $20.0 million or greater, borrowings for base rate advances bear interest at prime rate plus 2.75% during the non-seasonal period and prime rate plus 3.50% during the seasonal period. (2) For LIBOR rate advances, borrowings bear interest at LIBOR rate plus 4.00% during the non-seasonal period and LIBOR rate plus 4.75% during the seasonal period. When excess availability is $20.0 million or greater, borrowings for LIBOR advances bear interest at LIBOR rate plus 3.75% during the non-seasonal period and LIBOR rate plus 4.50% during the seasonal period. Borrowings available under the WF LOC may not exceed the borrowing base (consisting of specified percentages of credit card receivables and eligible inventory, less applicable reserves). The Company had $45.6 million and $29.4 million available to borrow at April 30, 2011 and January 29, 2011, respectively. Borrowings under this facility would have borne an interest rate of 6.00% at April 30, 2011 and January 29, 2011. The Company had outstanding letters of credit included in the borrowing base totaling approximately $0.3 million and $0.4 million as of April 30, 2011 and January 29, 2011, respectively.

An unused line fee is payable quarterly in an amount equal to 0.50% of the sum of the average daily unused revolving commitment plus the average daily unused letter of credit commitment. A customary fee is also payable to the administrative agent under the Loan Agreement on an annual basis.

Borrowings are secured by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. Among other provisions, the revolving line of credit facility contains certain financial covenants restricting the amount of capital expenditures and dividends that can be paid without consent from the lenders. As of April 30, 2011, the Company was in compliance with all of its debt covenants. The credit facility expires on February 20, 2013.

Notes Payable – Notes payable consist of the following:

	April 30, 2011	January 29, 2011
Term notes payable	$1,459	$1,834
Less current portion	(1,459)	(1,508)

Noncurrent notes payable	$—	$326

As part of the Company’s WF LOC, a $2.0 million Equipment Loan was established. The note contains a variable interest rate of the prevailing base rate plus 4.00%, which was 7.25% at April 30, 2011 and May 1, 2010. Principal payments of $55.5 thousand are due monthly through maturity in March 2012. The remaining obligation under the equipment loan of $0.6 million was fully paid by the Company on May 25, 2011. The loan is secured similarly to the WF LOC by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement.

During 2010, the Company entered into two financing arrangements to purchase software. Payments of $0.2 million, including fixed interest at 2.6%, are due quarterly through March 2012 and payments of $41 thousand, including fixed interest at 4.9%, are due quarterly through April 2012.

Annual scheduled debt maturities of notes payable are $1.2 million and $0.3 million for the remainder of fiscal year 2011 and fiscal year 2012, respectively.

Financial Instruments – For the equipment loan, fair value approximates the carrying value due to the variable interest rates of these arrangements. Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of long-term debt at April 30, 2011 and January 29, 2011 approximates its carrying amount of $1.5 million and $1.8 million, respectively. For all other financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

E. LEASES

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

Future minimum lease payments under operating leases and future obligations under non-cancelable capital leases as of April 30, 2011 are as follows:

	Operating Leases	Capital Leases
Remainder of 2011	$28,282	$343
2012	39,013	458
2013	36,839	190
2014	32,652	—
2015	26,035	—
After 2015	81,090	—

Total minimum lease payments	$243,911	991

Less: capital lease amount representing interest		(42)

Present value of capital lease obligations		949
Less: current maturities of capital lease obligations		(428)

Noncurrent maturities of capital lease obligations		$521

F. SHARE BASED COMPENSATION

On August 2, 2010, the Company adopted the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”). The 2010 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. As amended by the Board of Directors on April 29, 2011 and approved by the stockholders of the Company on May 24, 2011, an aggregate of 2,573,086 shares of the Company’s common stock are available under the 2010 Plan at May 24, 2011, subject to adjustments. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years. In August 2010, 305,507 options were granted pursuant to the 2010 Plan. There were 267,579 shares of common stock available for future grant related to the 2010 Plan at April 30, 2011 and, pursuant to an amendment to the 2010 Plan approved by the Company’s stockholders on May 24, 2011, there were 2,267,579 shares of common stock available for future grant related to the 2010 Plan at May 24, 2011.

In connection with the Company’s initial public offering, all existing options outstanding (1,285,570 shares issuable at a weighted average exercise price of $2.66 per share) under the Company’s 2009 Stock Option Plan were terminated. In exchange, each participant received the following awards under the 2010 Plan: (1) 12 months from the date of the option termination agreement, vested restricted stock to replace the intrinsic value of the participant’s vested options under the 2009 Stock Option Plan and (2) unvested restricted stock to replace the intrinsic value of the participant’s unvested options under the 2009 Stock Option Plan, with a similar vesting schedule as that of the existing options. The termination and exchange of options did not result in any additional compensation expense. In addition, each participant received options in an amount determined by the Compensation Committee of the Company’s Board of Directors, with an exercise price equal to the Company’s initial public offering price, subject to time vesting at a rate of 20% per year over five years. In exchange for 1,285,570 stock options outstanding at the time of the initial public offering, 977,547 shares of restricted stock will be awarded in August 2011. As of April 30, 2011, 447,049 shares of such restricted stock are vested for accounting purposes. Unrecognized compensation expense on the restricted stock was $0.9 million at April 30, 2011, which is expected to be recognized over a period of 3.4 years.

A summary of stock option activity during the thirteen weeks ended April 30, 2011 is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (thousands)
Outstanding, January 29, 2011	305,507	$11.00	10 years	$1,103
Granted	—	—
Exercised	—	—
Terminated	—	—

Outstanding, April 30, 2011	305,507	$11.00	10 years	$2,380
Exercisable, April 30, 2011	—	—	—	—
Vested at April 30, 2011	—	—	—	—

(1)

The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of April 30, 2011 and the option strike price. The stock price at April 30, 2011 was $18.79.

None of the stock options outstanding at April 30, 2011 were subject to performance or market-based vesting conditions. As of April 30, 2011, the unrecognized compensation expense on stock options was $0.6 million, which is expected to be recognized over a weighted average period of 4.3 years.

For the thirteen week periods ended April 30, 2011 and May 1, 2010, share-based compensation expense was $0.4 million and $0.1 million, respectively. Share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations. Total related tax benefits were insignificant.

G. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares and incremental shares that may be issued in future periods related to outstanding stock awards, if dilutive. When calculating incremental shares related to outstanding stock awards, the Company applies the treasury stock method. The treasury stock method assumes that proceeds, consisting of the amount the option holder must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits that would be credited to additional paid-in capital on exercise of the stock award, are used to repurchase outstanding shares at the average market price for the period. The treasury stock method is applied only to share grants for which the effect is dilutive. There were no anti-dilutive options or restricted stock for the thirteen weeks ended April 30, 2011 or the thirteen weeks ended May 1, 2010.

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010

Basic weighted average shares outstanding	19,076,884	15,488,800

Dilutive effect of non-vested stock and stock options	189,810	678,502

Diluted weighted average shares outstanding	19,266,694	16,167,302

H. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash investing activities and other cash flow information:

	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
Non-cash investing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$805	$527
Sales of property and equipment	2,604	—

Other cash flow information:
Cash paid for interest	133	199
Cash paid for income taxes, net	43	4,357

I. RELATED PARTY DISCLOSURE

During fiscal 2010, the Company paid consulting fees to Sun Capital Management V, LLC (“Sun Capital Management”), an affiliate of Sun Gordmans, LP. In connection with the initial public offering, the consulting agreement was terminated. Consequently, the Company no longer has a financial obligation to Sun Capital Management under the consulting agreement. During the thirteen weeks ended May 1, 2010, the Company incurred fees of $0.9 million to Sun Capital Management under the terms of the consulting agreement.

In connection with the initial public offering, the Company entered into a services agreement with Sun Capital Management to (1) reimburse Sun Capital Management for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital Management with customary indemnification for any such services. During the thirteen weeks ended April 30, 2011, the Company incurred fees of $31 thousand to Sun Capital Management under the terms of the services agreement.

Fees incurred under the consulting and services agreement are included in selling, general and administrative expenses in the consolidated statements of operations.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, or strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the factors described in “Item 1A – Risk Factors” in the Annual Report on Form 10-K.

The forward-looking statements are only predictions based on our current expectations and our projections about future events. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission (“SEC”) filings and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties. The forward-looking statements included here-in are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

General

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our fiscal year 2010 Annual Report on Form 10-K and the unaudited condensed consolidated financial statements and the related notes thereto included in Item 1. Consolidated Financial Statements of this Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”

Overview

Gordmans is an everyday low price department store retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories (including fragrances), footwear and home fashions. The origins of Gordmans date back to 1915, and as of April 30, 2011, we operated 70 stores in 16 primarily Midwestern states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all operating costs not included in cost of sales. These expenses include payroll and other expenses related to operations at our corporate office, store expenses, occupancy costs, certain distribution and warehousing costs, depreciation and amortization and advertising expense. These expenses generally do not vary proportionally with net sales. As a result, selling general and administrative expenses as a percentage of net sales is usually higher in lower sales volume periods and lower in higher sales volume periods.

Basis of Presentation and Results of Operations

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. All references in these financial statements to fiscal years are to the calendar year in which the fiscal year begins. The thirteen weeks ended April 30, 2011 and the thirteen weeks ended May 1, 2010 represent the first quarters of fiscal 2011 and fiscal 2010, respectively.

	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
Statements of Operations Data:
Net sales	$117,679	$111,891
License fees from leased departments	1,667	1,596
Cost of sales	(63,397)	(60,938)

Gross profit	55,949	52,549
Selling, general and administrative expenses	(44,088)	(42,248)

Income from operations	11,861	10,301
Interest expense	(118)	(179)

Income before taxes	11,743	10,122
Income tax expense	(4,462)	(3,745)

Net income	$7,281	$6,377

The table below sets forth the components of the consolidated statements of operations as a percentage of net sales:

	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
Net sales	100.0%	100.0%
License fees from leased departments	1.4	1.4
Cost of sales	(53.9)	(54.4)

Gross profit	47.5	47.0
Selling, general and administrative expenses	(37.5)	(37.8)

Income from operations	10.1	9.2
Interest expense	(0.1)	(0.2)

Income before taxes	10.0	9.0
Income tax expense	(3.8)	(3.3)

Net income	6.2%	5.7%

Thirteen Weeks Ended April 30, 2011 Compared to Thirteen Weeks Ended May 1, 2010

Net Sales

Net sales for the thirteen weeks ended April 30, 2011 increased $5.8 million, or 5.2%, to $117.7 million as compared to $111.9 million for the thirteen weeks ended May 1, 2010. This increase was a direct result of a $4.8 million increase in non-comparable store sales due to the opening of two new stores in the first quarter of fiscal 2011 and the addition of two new stores during fiscal 2010, one of which was opened in the first quarter of fiscal 2010. Comparable store sales increased $1.0 million, or 0.9%, primarily due to a 2.0% increase in the average sale per transaction.

License Fees from Leased Departments

License fees related to sales of merchandise in leased departments for the thirteen weeks ended April 30, 2011 increased $0.1 million, or 4.4%, to $1.7 million as compared to $1.6 million for the thirteen weeks ended May 1, 2010.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirteen weeks ended April 30, 2011 increased $3.4 million, or 6.5%, to $55.9 million as compared to $52.5 million for the thirteen weeks ended May 1, 2010. Gross profit margin for the thirteen weeks ended April 30, 2011 increased 50 basis points to 47.5% as compared to 47.0% for the thirteen weeks ended May 1, 2010. A 40 basis point improvement in gross profit margin was due to an increase in mark-up on merchandise during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 and a 20 basis point improvement in gross profit margin was due to fewer markdowns as a percentage of sales during the same respective period. These increases were partially offset by slight increases in freight charges and shrinkage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended April 30, 2011 increased $1.8 million, or 4.3%, to $44.1 million as compared to $42.2 million for the thirteen weeks ended May 1, 2010. This increase in selling, general and administrative expenses for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was due to increases in:

•	store expenses of $1.0 million,

•	store pre-opening expenses of $0.6 million,

•	distribution center expenses of $0.3 million,

•	depreciation and amortization of $0.3 million, and

•	advertising expenses of $0.1 million.

These increases were partially offset by a $0.4 million decrease in corporate expenses.

The increase in store expenses of $1.0 million in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 is primarily due to increased payroll, rent and maintenance expenses associated with two new stores opened in fiscal 2010 and two new stores opened in the first quarter of fiscal 2011. Store expenses were 24.6% of net sales in the first quarter of fiscal 2011 as compared to 25.0% of net sales in the first quarter of fiscal 2010, a 40 basis point improvement primarily driven by lower bonus expenses as a result of a lower comparable store sales increase in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010.

Store pre-opening expenses increased $0.6 million in the first quarter of fiscal 2011 due to two new store openings in the first quarter of fiscal 2011 and costs incurred preparing for two new stores opening in the second quarter of fiscal 2011 as compared to one new store opened in the first quarter of fiscal 2010 and one new store in the second quarter of fiscal 2010.

The $0.3 million increase in distribution center expenses is primarily a result of higher delivery freight charges due to an increase in deliveries and higher line haul and fuel expenses. Distribution center expenses were 3.7% of net sales in the first quarter of fiscal 2011 as compared to 3.6% of net sales in the first quarter of fiscal 2010.

Depreciation and amortization expenses increased $0.3 million in the first quarter of fiscal 2011 as compared to the first quarter of 2010 due to increased property additions associated with new store openings and investments in upgrading our information technology systems.

The $0.1 million increase in advertising expenses in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 is a result of an increase in television costs, partially offset by lower pre-print advertising costs due to a change in our media mix to utilize more television advertising.

The $0.4 million decrease in corporate expenses during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 was primarily due to lower consulting expenses of $0.9 million under the consulting agreement with Sun Capital Management, which was terminated as a result of the initial public offering completed on August 10, 2010. The decrease in consulting expenses during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 was partially offset by $0.3 million of incremental ongoing public company costs and an increase of $0.2 million in information technology costs related to upgrading our information technology systems.

As a percentage of net sales, selling, general and administrative expenses for the thirteen weeks ended April 30, 2011 decreased to 37.5% as compared to 37.8% for the thirteen weeks ended May 1, 2010. The decrease in selling, general and administrative expenses as a percentage of sales is primarily due to the $0.9 million of consulting expenses incurred in the first quarter of fiscal 2010 under the consulting agreement with Sun Capital Management, which was terminated as a result of the initial public offering completed on August 10, 2010. This decrease was partially offset by the higher store pre-opening expenses in the first quarter of fiscal 2011 due to two new store openings in the first quarter of fiscal 2011 and costs incurred preparing for two new stores opening in the second quarter of fiscal 2011.

Interest Expense

Interest expense for the thirteen weeks ended April 30, 2011 decreased $0.1 million to $0.1 million as compared to $0.2 million for the thirteen weeks ended May 1, 2010. There were no borrowings on the revolving line of credit during the thirteen weeks ended April 30, 2011 or May 1, 2010. Interest expense primarily represents unused fees on the revolving line of credit.

Income before Taxes

Income before taxes for the first quarter of fiscal 2011 increased $1.6 million, or 15.8%, to $11.7 million compared to $10.1 million in the first quarter of fiscal 2010. As a percentage of net sales, income before taxes was 10.0% for the first quarter of fiscal 2011 compared to 9.0% for the first quarter of fiscal 2010. The increase as a percentage of net sales is primarily due to the 50 basis point improvement in gross profit margin due to an increase in mark-up on merchandise and fewer markdowns in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 and lower consulting expenses related to the termination of the consulting agreement with Sun Capital associated with the initial public offering.

Income Tax Expense

The income tax expense related to the net income for the thirteen weeks ended April 30, 2011 was $4.5 million compared to income tax expense of $3.7 million for the thirteen weeks ended May 1, 2010. The effective income tax rate for the first quarter of fiscal 2011 was 38.0% compared to an effective rate of 37.0% for the first quarter of fiscal 2010. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income

Net income for the first quarter of fiscal 2011 increased $0.9 million, or 14.2%, to $7.3 million compared to $6.4 million in the first quarter of fiscal 2010. As a percentage of net sales, net income was 6.2% for the first quarter of fiscal 2011 compared to 5.7% for the first quarter of fiscal 2010. The increase was primarily due to the increases in net sales and gross profit margin in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010.

Seasonality

Our business is subject to seasonal fluctuations, which are typical of retailers that carry a similar merchandise offering. A disproportionate amount of our net sales and net income are realized during the fourth quarter, which includes the holiday selling season. In fiscal year 2010, 32.6% of our net sales were generated in the fourth quarter. Operating cash flows are typically higher in the fourth fiscal quarter due to inventory related working capital requirements in the third fiscal quarter. Based on results over the past five years prior to 2009, approximately 34% of comparable store net sales and more than 100% of the net income was realized in the fourth quarter, making up for a net loss historically incurred through the first nine months. However, financial performance in fiscal year 2009 represented a break from the historical trend. During fiscal years 2010 and 2009, we generated net income during the first nine months of $7.2 million and $9.7 million, respectively, and 54.0% and 39.0% of net income was realized in the fourth quarters of fiscal years 2010 and 2009, respectively. Excluding one-time, pre-tax expenses of $11.8 million related to the initial public offering, 36% of our net income was generated during the fourth quarter of fiscal year 2010. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving and Christmas and regional fluctuations for events such as sales tax holidays.

Liquidity and Capital Resources

Our working capital at April 30, 2011 increased $3.2 million, or 8.8%, to $39.7 million compared to working capital of $36.5 million at January 29, 2011. Our primary ongoing cash requirements are for operating expenses, inventory and new store capital investment. Our typical investment in a new store is approximately $1.3 million which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.0 million have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores. In August 2010, we completed an initial public offering which provided $30.0 million of net cash proceeds from the sale of our common stock.

We had no borrowings under our revolving line of credit facility at April 30, 2011 or January 29, 2011 and had cash and cash equivalents of $28.5 million and $29.4 million respectively. Net cash provided by operating activities was $7.4 million for the first quarter of 2011 versus net cash used in operating activities of $0.7 million in the first quarter of 2010. Availability under our revolving line of credit facility increased 55% to $45.6 million at April 30, 2011 compared to $29.4 million at January 29, 2011. Stockholders’ equity was $59.7 million as of April 30, 2011 compared to $52.1 million at January 29, 2011.

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

Capital Expenditures

Net capital expenditures during the thirteen weeks ended April 30, 2011 and May 1, 2010 were $7.8 million and $2.7 million, respectively. Net capital expenditures were comprised of the following:

	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
New and existing stores	$9,152	$2,558
Technology-related investments	1,127	143
Distribution center improvements	133	7

Gross capital expenditures	10,412	2,708
Less: Proceeds from sale of equipment	(2,604)	—

Net capital expenditures	$7,808	$2,708

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

Cash Flow Analysis

A summary of operating, investing and financing activities are shown in the following table:

	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
Net cash flows provided by / (used in) operating activities	$7,398	$(651)
Net cash flows used in investing activities	(7,808)	(2,708)
Net cash flows used in financing activities	(480)	(187)

Decrease in cash and cash equivalents	(890)	(3,546)
Cash and cash equivalents at beginning of period	29,368	16,601

Cash and cash equivalents at end of period	$28,478	$13,055

Cash Flows from Operating Activities

Net cash provided by operating activities in the thirteen weeks ended April 30, 2011 was $7.4 million, which included net income of $7.3 million and noncash charges of $2.1 million related to $0.8 million of depreciation and amortization expense, changes in deferred taxes of $0.8 million, $0.4 million of share-based compensation expense and $0.1 million of amortization of deferred financing fees. Operating cash flows in the thirteen weeks ended April 30, 2011 were favorably impacted by an increase in accounts payable related to inventory purchases of $5.5 million, an increase in income taxes payable of $2.2 million, a decrease in accounts, landlord and income tax receivable of $2.1 million and a $1.8 million increase in deferred rent. These increases in operating cash flows for the thirteen weeks ended April 30, 2011 were offset by cash used to increase inventory of $9.6 million after the holiday season and for the two new stores that opened in the first quarter of 2011, a decrease in other accrued expenses of $3.3 million primarily related to the payment of fiscal year 2010 bonuses during the first quarter of 2011 and a $0.6 million increase in prepaid rent and insurance expenses.

Net cash used by operating activities in the thirteen weeks ended May 1, 2010 was $0.7 million, which included net income of $6.4 million and noncash charges for depreciation and amortization expense of $0.5 million, amortization of deferred financing fees of $0.1 million and share-based compensation expense of $0.1 million offset by changes in deferred taxes of $0.9 million. Operating cash flows in the thirteen weeks ended May 1, 2010 of $4.7 million were generated from increases in accounts payable related to inventory purchases, income taxes payable and deferred rent, as well as decreases in accounts receivable and other assets. Cash of $11.6 million was used to increase inventory and prepaid expenses and to reduce accrued expenses compared to January 30, 2010.

Cash Flows from Investing Activities

Net cash used in investing activities in the thirteen weeks ended April 30, 2011 and May 1, 2010 was $7.8 million and $2.7 million, respectively. Cash of $10.4 million and $2.7 million was used for purchases of property and equipment during the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. The increase in cash used in investing activities is primarily due to $9.2 million invested in new and existing stores during the thirteen weeks ended April 30, 2011 impacted by two new stores opening during this period and new stores opening during the remainder of fiscal 2011. This compares to $2.6 million for store investments during the thirteen weeks ended May 1, 2010 when just one store was opened. Additionally, $1.1 million was invested in information technology equipment and software during the thirteen weeks ended April 30, 2011 compared to increases of $0.1 million during the thirteen weeks ended May 1, 2010. Distribution Center improvements were $0.1 million and $7 thousand for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. The sale of property and equipment generated $2.6 million of cash flows in the thirteen weeks ended April 30, 2011 related to proceeds received from the sale-leaseback of real estate related to new store construction.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.5 million during the thirteen weeks ended April 30, 2011 and $0.2 million during the thirteen weeks ended May 1, 2010. Cash was used for payments of capital leases and financing arrangements.

Existing Credit Facilities

Gordmans, Inc. is the borrower under a loan, guaranty and security agreement dated as of February 20, 2009, as amended from time to time thereafter, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) as agent and a lender and certain other lenders party thereto from time to time. Gordmans Stores, Inc., Gordmans Intermediate Holding Corp., Gordmans Distribution Company, Inc., Gordmans Management Company, Inc. and Gordmans, LLC are all guarantors under the loan agreement. The loan agreement provides an equipment term loan in the original principal amount of $2.0 million, which was used to refinance existing indebtedness. In addition, the loan agreement provides a revolving line of credit facility for general working capital needs of up to $78.0 million. The description which follows includes the terms of the fourth amendment to the loan agreement, which became effective as a result of the completion of the initial public offering on August 10, 2010.

The revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on February 20, 2013. At April 30, 2011, we had no borrowings outstanding under our revolving line of credit facility and excess availability of $45.6 million, including letters of credit issued with an aggregate face amount of $0.3 million.

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

The availability of the revolving line of credit facility is subject to a borrowing base, which is comprised of eligible credit card receivables, the liquidation value of eligible landed inventory, eligible distribution center inventory and the liquidation value of eligible in-transit inventory. As part of the loan agreement, we entered into an equipment term loan that matures in March 2012 and amortizes in 36 equal monthly installments of $55.5 thousand. Interest is payable on the equipment term loan monthly at a per annum rate equal to the base rate plus 4.00%. The remaining obligation under the equipment loan of $0.6 million was fully paid on May 25, 2011.

We have also entered into two financing arrangements to purchase software. Payments of $0.2 million, including interest at 2.6%, are due quarterly through the March 2012 and payments of $41 thousand, including interest at 4.9%, are due quarterly through April 2012.

Off-Balance Sheet Arrangements

As of April 30, 2011, we had no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of April 30, 2011:

	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
			(in 000’s)
Contractual Obligations:
Notes payable(1)	$1,497	$1,169	$328	$—	$—
Capital leases(2)	991	343	648	—	—
Operating leases(3)(4)	243,911	28,282	75,852	58,687	81,090
Deferred compensation plan	679	679	—	—	—
Revolving line of credit	—	—	—	—	—
Letters of credit	267	267	—	—	—

Total	$247,345	$30,740	$76,828	$58,687	$81,090

(1)	Represents obligations on our existing notes payable, including projected interest on one variable rate note based upon the April 30, 2011 rate.
(2)	Includes principal and interest payments on capital lease obligations.
(3)	Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds.
(4)

Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 35% of lease expense for our retail stores in the first quarter of fiscal 2011.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventories, long-lived assets, operating leases, self-insurance, share-based compensation and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies discussed in our fiscal year 2010 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Borrowings under the revolving line of credit facility bear interest at the base rate plus 3.00% (6.00% at April 30, 2011) with an option to bear interest at the LIBOR interest rate plus 4.00%. Borrowings under the revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $78.0 million. There were no borrowings outstanding under our revolving credit facility at April 30, 2011. The equipment note payable bears interest at the LIBOR interest rate plus 4.00% (7.25% at April 30, 2011). The balance of the equipment note payable at April 30, 2011 was $0.6 million.

We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the revolving line of credit facility. As of April 30, 2011, the analysis indicated that such a movement would not have an effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the the Securities Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2011 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. RESERVED.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

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

Date: May 27, 2011

GORDMANS STORES, INC.

By:	/s/ JEFFREY J. GORDMAN
Jeffrey J. Gordman
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ MICHAEL D. JAMES
Michael D. James
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)