Form 10-Q
period 2011-07-30
Gordmans Stores, Inc.
filed 2011-08-31
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $0.001 par value, outstanding as of August 31, 2011: 19,311,604 shares

GORDMANS STORES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s except share data)

	July 30, 2011	January 29, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$23,835	$29,368
Accounts receivable	1,379	1,557
Landlord receivable	8,375	2,077
Income tax receivable	—	1,375
Merchandise inventories	76,050	59,775
Deferred income taxes	2,558	2,417
Prepaid expenses and other current assets	5,828	5,394

Total current assets	118,025	101,963
PROPERTY AND EQUIPMENT, net	27,585	18,240
INTANGIBLE ASSETS, net	2,121	2,166
DEFERRED INCOME TAXES	—	486
OTHER ASSETS	2,342	2,279

TOTAL ASSETS	$150,073	$125,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$45,727	$36,833
Income taxes payable	2,174	—
Accrued expenses	26,166	26,672
Current portion of long-term debt	1,071	1,932

Total current liabilities	75,138	65,437

NONCURRENT LIABILITIES:

Long-term debt, less current portion	411	956
Deferred rent	10,081	6,655
Deferred income taxes	984	—
Other liabilities	31	33

Total noncurrent liabilities	11,507	7,644

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of July 30, 2011 and January 29, 2011	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 18,733,837 and 18,703,086 issued and outstanding as of July 30, 2011 and January 29, 2011, respectively	19	19
Additional paid-in capital	51,988	50,830
Retained earnings	11,421	1,204

Total stockholders’ equity	63,428	52,053

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,073	$125,134

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except share data)

(Unaudited)

	13 Weeks Ended July 30, 2011	13 Weeks Ended July 31, 2010	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010
Net sales	$117,020	$113,118	$234,699	$225,009
License fees from leased departments	1,411	1,371	3,078	2,967
Cost of sales	(65,947)	(64,548)	(129,344)	(125,486)

Gross profit	52,484	49,941	108,433	102,490
Selling, general and administrative expenses	(47,559)	(44,323)	(91,647)	(86,571)

Income from operations	4,925	5,618	16,786	15,919
Interest expense, net	(189)	(225)	(307)	(404)

Income before taxes	4,736	5,393	16,479	15,515
Income tax expense	(1,800)	(2,119)	(6,262)	(5,864)

Net income	$2,936	$3,274	$10,217	$9,651

Basic earnings per share	$0.15	$0.21	$0.53	$0.62
Diluted earnings per share	$0.15	$0.20	$0.53	$0.60

Basic weighted average shares outstanding	19,165,207	15,488,800	19,120,820	15,488,800
Dilutive weighted average shares outstanding	19,390,752	16,173,746	19,320,445	16,185,238

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share data)

(Unaudited)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings / (Deficit)	Total
BALANCE, January 31, 2010	15,488,800	$15	$20,328	$5,606	$25,949
Share-based compensation expense	—	—	234	—	234
Payment of dividend ($1.29 per share)	—	—	—	(20,000)	(20,000)
Net income	—	—	—	9,651	9,651

BALANCE, July 31, 2010	15,488,800	$15	$20,562	$(4,743)	$15,834

BALANCE, January 30, 2011	18,703,086	$19	$50,830	$1,204	$52,053
Share-based compensation expense	—	—	764	—	764
Exercise of stock options	30,751	—	337	—	337
Tax benefit on stock option exercises	—	—	57	—	57
Net income	—	—	—	10,217	10,217

BALANCE, July 30, 2011	18,733,837	$19	$51,988	$11,421	$63,428

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Unaudited)

	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,217	$9,651
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	1,977	1,142
Amortization of deferred financing fees	253	256
Deferred income taxes	1,329	(1,658)
Share-based compensation expense	764	234
Net changes in operating assets and liabilities:
Accounts, landlord and income tax receivable	(4,745)	189
Merchandise inventories	(16,275)	(17,036)
Prepaid expenses and other current assets	(434)	(2,466)
Other assets	(142)	5
Accounts payable	8,894	9,330
Deferred rent	3,426	1,368
Income tax payable	2,174	(182)
Accrued expenses and other liabilities	(1,850)	(771)

Net cash flows provided by operating activities	5,588	62

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,297)	(5,371)
Proceeds from sale of property and equipment	6,362	1,060

Net cash flows used in investing activities	(9,935)	(4,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit activity, net	—	14,888
Payment of long-term debt	(1,406)	(582)
Dividends paid	—	(20,000)
Debt issuance costs	(174)	—
Proceeds from the exercise of stock options	337	—
Excess tax benefit from stock option exercises	57	—

Net cash flows used in financing activities	(1,186)	(5,694)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,533)	(9,943)
CASH AND CASH EQUIVALENTS, Beginning of period	29,368	16,601

CASH AND CASH EQUIVALENTS, End of period	$23,835	$6,658

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s except share data)

(Unaudited)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The condensed consolidated financial statements include the accounts of Gordmans Stores, Inc. (the “Company”) and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of January 29, 2011 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature.

Summary of Significant Accounting Policies – The accounting policies followed by the Company are reflected in the notes to the consolidated financial statements for the fiscal year ended January 29, 2011, included in our fiscal year 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 29, 2011. Due to the seasonality of our business, the results of operations for any quarter are not necessarily indicative of the operating results for the full fiscal year. In addition, quarterly results of operations can vary based upon the timing and amount of sales and costs associated with the opening of new stores.

B. DESCRIPTION OF THE BUSINESS

Gordmans Stores, Inc. operated 72 everyday low price department stores under the trade name “Gordmans” located in 16 primarily Midwestern states as of July 30, 2011. Gordmans offers a wide assortment of name brand clothing for all ages, accessories (including fragrances), footwear and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment. The Company has one reportable segment. The Company’s operations include activities related to retail stores located primarily throughout the Midwestern states. The Company opened four new stores during the twenty-six weeks ended July 30, 2011 and opened two new stores during the twenty-six weeks ended July 31, 2010.

The following table reflects the percentage of revenues by major merchandising category:

	13 Weeks Ended July 30, 2011	13 Weeks Ended July 31, 2010	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010
Apparel	57.0%	55.3%	56.5%	55.2%
Home Fashions	25.9	26.7	26.0	26.7
Accessories (including fragrances)	17.1	18.0	17.5	18.1

Total	100.0%	100.0%	100.0%	100.0%

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 30, 2011	January 29, 2011
Leasehold improvements	$2,828	$2,502
Furniture, fixtures and equipment	14,951	10,606
Computer software	4,338	2,777
Capitalized leases	1,740	1,740
Construction in progress	10,036	4,991

	33,893	22,616
Less accumulated depreciation and amortization	(6,308)	(4,376)

	$27,585	$18,240

D. DEBT OBLIGATIONS

Revolving Line of Credit Facility – The Company has a $60.0 million revolving line of credit facility dated February 20, 2009, as amended effective June 1, 2011, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC), CIT Bank and PNC Bank (“WF LOC”). The credit facility expires on June 1, 2015. The amendment to the WF LOC amends certain terms of the revolving line of credit facility, including a decrease in maximum available borrowings from $78 million to $60 million, a 2.00% reduction in the interest rate for base rate advances and LIBOR rate advances both during seasonal and non-seasonal periods, and a decrease in the unused line fee from 0.50% to 0.375%. The WF LOC allows the Company to increase the maximum available borrowings under the facility to $80 million. The Company had no borrowings outstanding under the WF LOC as of July 30, 2011 and January 29, 2011 or during the twenty six week period ending July 30, 2011. The Company had $14.9 million of borrowings outstanding under this revolving line of credit facility at July 31, 2010.

Borrowings under this facility bear interest at various rates based on the excess availability and time of year, with two rate options at the discretion of management as follows: (1) For base rate advances, borrowings bear interest at prime rate plus 1.00% during the non-seasonal period and prime rate plus 1.75% during the seasonal period. When excess availability is $25.0 million or greater, borrowings for base rate advances bear interest at prime rate plus 0.75% during the non-seasonal period and prime rate plus 1.50% during the seasonal period. (2) For LIBOR rate advances, borrowings bear interest at LIBOR rate plus 2.00% during the non-seasonal period and LIBOR rate plus 2.75% during the seasonal period. When excess availability is $25.0 million or greater, borrowings for LIBOR advances bear interest at LIBOR rate plus 1.75% during the non-seasonal period and LIBOR rate plus 2.50% during the seasonal period. Borrowings available under the WF LOC may not exceed the borrowing base (consisting of specified percentages of credit card receivables and eligible inventory, less applicable reserves). The Company had $54.3 million and $29.4 million available to borrow at July 30, 2011 and January 29, 2011, respectively. Borrowings under this facility would have borne an interest rate of 4.25% at July 30, 2011 and 6.00% at January 29, 2011. The Company had outstanding letters of credit included in the borrowing base totaling approximately $0.9 million and $0.4 million as of July 30, 2011 and January 29, 2011, respectively.

An unused line fee is payable quarterly in an amount equal to 0.375% of the sum of the average daily unused revolving commitment plus the average daily unused letter of credit commitment. A customary fee is also payable to the administrative agent under the Loan Agreement on an annual basis.

Borrowings are secured by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. Among other provisions, the revolving line of credit facility contains certain financial covenants restricting the amount of capital expenditures and dividends that can be paid without consent from the lenders. As of July 30, 2011, the Company was in compliance with all of its debt covenants.

Long-term Debt – Long-term debt consists of the following:

	July 30, 2011	January 29, 2011
Term notes payable	$638	$1,834
Capital lease obligations	844	1,054

Total long-term debt	1,482	2,888
Less current portion of long-term debt	(1,071)	(1,932)

Long-term debt, less current portion	$411	$956

As of June 1, 2011, the Company had paid off the $2.0 million equipment loan, as the remaining obligation of $0.6 million was fully paid by the Company on May 25, 2011. The amended WF LOC allows the Company to obtain up to a $15.0 million equipment term loan.

During 2010, the Company entered into two financing arrangements to purchase software. Payments of $0.2 million, including fixed interest at 2.6%, are due quarterly through March 2012 and payments of $41 thousand, including fixed interest at 4.9%, are due quarterly through April 2012.

Annual scheduled debt maturities for the term notes payable are $0.4 million and $0.2 million for the remainder of fiscal year 2011 and fiscal year 2012, respectively.

Financial Instruments – Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of long-term debt at July 30, 2011 and January 29, 2011 approximates its carrying amount of $1.5 million and $2.9 million, respectively. For all other financial instruments including cash, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

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

Future minimum lease payments under operating leases and future obligations under non-cancelable capital leases as of July 30, 2011 are as follows:

	Operating Leases	Capital Leases
Remainder of 2011	$19,175	$229
2012	40,306	458
2013	38,494	190
2014	34,363	—
2015	27,987	—
After 2015	93,738	—

Total minimum lease payments	$254,063	877

Less: capital lease amount representing interest		(33)

Present value of capital lease obligations		844
Less: current maturities of capital lease obligations		(433)

Noncurrent maturities of capital lease obligations		$411

F. SHARE BASED COMPENSATION

On August 2, 2010, the Company adopted the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”). The 2010 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. As amended by the Board of Directors on April 29, 2011 and approved by the stockholders of the Company on May 24, 2011, an aggregate of 2,573,086 shares of the Company’s common stock are available under the 2010 Plan, subject to adjustments for stock splits and other actions affecting the Company’s common stock. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years. In August 2010, 305,507 options were granted pursuant to the 2010 Plan. During the thirteen weeks ended July 30, 2011, 407,600 options were granted pursuant to the 2010 Plan. There were 1,859,979 shares of common stock available for future grants under the 2010 Plan at July 30, 2011.

In connection with the Company’s initial public offering, all existing options outstanding (1,285,570 shares issuable at a weighted average exercise price of $2.66 per share) under the Company’s 2009 Stock Option Plan were terminated. In exchange, each participant received the following awards under the 2010 Plan: (1) 12 months from the date of the option termination agreement, vested restricted stock to replace the intrinsic value of the participant’s vested options under the 2009 Stock Option Plan and (2) unvested restricted stock to replace the intrinsic value of the participant’s unvested options under the 2009 Stock Option Plan, with a similar vesting schedule as that of the existing options. The termination and exchange of options did not result in any additional compensation expense. In addition, each participant received options in an amount determined by the Compensation Committee of the Company’s Board of Directors, with an exercise price equal to the Company’s initial public offering price, subject to time vesting at a rate of 20% per year over five years. In exchange for 1,285,570 stock options outstanding at the time of the initial public offering, 977,547 shares of restricted stock were awarded on August 11, 2011, which is 12 months from the date of the option termination agreements. As of July 30, 2011, 460,719 shares of such restricted stock are vested for accounting purposes. Unrecognized compensation expense on the restricted stock was $1.1 million at July 30, 2011, which is expected to be recognized over a period of 3.1 years. Additionally, the Company repurchased 399,780 shares from participants on August 11, 2011 pursuant to the restricted stock agreements at a fair value of $17.21 per share.

A summary of stock option activity during the twenty-six weeks ended July 30, 2011 is set forth in the table below:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (thousands)
Outstanding, January 30, 2011	305,507	$11.00
Granted	407,600	16.64
Exercised	(30,884)	11.00
Terminated	—	—

Outstanding, July 30, 2011	682,223	$14.37	9.5 years	$2,429
Exercisable, July 30, 2011	—	—	—	—
Vested at July 30, 2011	—	—	—	—

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of July 30, 2011 and the option strike price. The stock price at July 30, 2011 was $17.93.

The Company uses the Black-Scholes option valuation model to estimate fair value of the options. This model requires an estimate of the volatility of the Company’s share price; however, because the Company’s shares or options were not publicly traded for a significant period of time, the Company determined that it was not practical to estimate the expected volatility of its share price. Thus, the Company accounted for equity share options based on a value calculated using the historical volatility of an appropriate industry sector index instead of the expected volatility of the entity’s share price. The historical volatility was calculated using comparisons to peers in the Company’s market sector, which was chosen due to the proximity of size and industry to the Company over the expected term of the option.

In determining the expense to be recorded for options, the significant assumptions utilized in applying the Black-Scholes option valuation model are the risk-free interest rate, expected term, dividend yield and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the assumption in the model. The expected term of the option awards is estimated using the simplified method, or the average of the vesting period and the original contractual term.

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during the twenty-six weeks ended July 30, 2011 are illustrated in the following table:

26 Weeks Ended July 30, 2011
Risk-free interest rate	2.0%
Dividend yield	2.0%
Expected volatility	34.0%
Expected life (years)	6.5
Weighted average fair value of options granted	$4.90

None of the stock options outstanding at July 30, 2011 were subject to performance or market-based vesting conditions. As of July 30, 2011, the unrecognized compensation expense on stock options was $2.6 million, which is expected to be recognized over a weighted average period of 4.6 years.

For the thirteen week periods ended July 30, 2011 and July 31, 2010, share-based compensation expense was $0.4 million and $0.1 million, respectively. Share-based compensation expense for the twenty-six week periods ended July 30, 2011 and July 31, 2010 was $0.8 million and $0.2 million, respectively. Share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations.

G. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares and incremental shares that may be issued in future periods related to outstanding stock options, if dilutive. When calculating incremental shares related to outstanding stock awards, the Company applies the treasury stock method. The treasury stock method assumes that proceeds, consisting of the amount the option holder must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits that would be credited to additional paid-in capital upon exercise of the stock award, are used to repurchase outstanding shares at the average market price for the period. The treasury stock method is applied only to share grants for which the effect is dilutive. There were 29,947 and 23,110 anti-dilutive stock options for the thirteen and twenty-six weeks ended July 30, 2011, respectively, related to the stock options granted in June 2011. There were no anti-dilutive options or non-vested stock for the thirteen and twenty-six weeks ended July 31, 2010.

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

	13 Weeks Ended July 30, 2011	13 Weeks Ended July 31, 2010	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010

Basic weighted average shares outstanding	19,165,207	15,488,800	19,120,820	15,488,800

Dilutive effect of non-vested stock and stock options	225,545	684,946	199,625	696,438

Diluted weighted average shares outstanding	19,390,752	16,173,746	19,320,445	16,185,238

H. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash investing activities and other cash flow information:

	13 Weeks Ended July 30, 2011	13 Weeks Ended July 31, 2010	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010
Non-cash investing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$2,397	$517	$2,397	$517
Sales of property and equipment	3,758	1,060	6,362	1,060

Other cash flow information:
Cash paid for interest	206	285	339	484
Cash paid for income taxes, net	1,275	3,353	1,318	7,710

I. RELATED PARTY DISCLOSURE

During fiscal 2010, the Company paid consulting fees to Sun Capital Management V, LLC (“Sun Capital Management”), an affiliate of Sun Gordmans, LP. In connection with the initial public offering, the consulting agreement was terminated. Consequently, the Company no longer has a financial obligation to Sun Capital Management under the consulting agreement. During the thirteen weeks and twenty-six weeks ended July 31, 2010, the Company incurred fees of $0.8 million and $1.7 million, respectively, to Sun Capital Management under the terms of the consulting agreement.

In connection with the initial public offering, the Company entered into a services agreement with Sun Capital Management to (1) reimburse Sun Capital Management for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital Management with customary indemnification for any such services. During the thirteen weeks and twenty-six weeks ended July 30, 2011, the Company incurred fees of $4 thousand and $35 thousand, respectively, to Sun Capital Management under the terms of the services agreement.

Fees incurred under the consulting and services agreement are included in selling, general and administrative expenses in the consolidated statements of operations.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, or strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the factors described in “Item 1A – Risk Factors” in our fiscal year 2010 Annual Report on Form 10-K.

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

Overview

Gordmans is an everyday low price department store retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories (including fragrances), footwear and home fashions. The origins of Gordmans date back to 1915, and as of July 30, 2011, we operated 72 stores in 16 primarily Midwestern states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

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

Basis of Presentation and Results of Operations

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. All references to fiscal years are to the calendar year in which the fiscal year begins. The thirteen weeks ended July 30, 2011 and the thirteen weeks ended July 31, 2010 represent the second quarters of fiscal 2011 and fiscal 2010, respectively. The twenty-six weeks ended July 30, 2011 and the twenty-six weeks ended July 31, 2010 represent the first half of fiscal 2011 and fiscal 2010, respectively.

The table below sets forth the consolidated statements of operations data for the periods presented:

	13 Weeks Ended July 30, 2011	13 Weeks Ended July 31, 2010	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010

Statements of Operation Data:
Net sales	$117,020	$113,118	$234,699	$225,009
License fees from leased departments	1,411	1,371	3,078	2,967
Cost of sales	(65,947)	(64,548)	(129,344)	(125,486)

Gross profit	52,484	49,941	108,433	102,490
Selling, general and administrative expenses	(47,559)	(44,323)	(91,647)	(86,571)

Income from operations	4,925	5,618	16,786	15,919
Interest expense	(189)	(225)	(307)	(404)

Income before taxes	4,736	5,393	16,479	15,515
Income tax expense	(1,800)	(2,119)	(6,262)	(5,864)

Net income	$2,936	$3,274	$10,217	$9,651

The table below sets forth the components of the consolidated statements of operations as a percentage of net sales:

	13 Weeks Ended July 30, 2011	13 Weeks Ended July 31, 2010	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
License fees from leased departments	1.2	1.2	1.3	1.3
Cost of sales	(56.3)	(57.0)	(55.1)	(55.8)

Gross profit	44.9	44.2	46.2	45.5
Selling, general and administrative expenses	(40.7)	(39.2)	(39.0)	(38.4)

Income from operations	4.2	5.0	7.2	7.1
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)

Income before taxes	4.0	4.8	7.0	6.9
Income tax expense	(1.5)	(1.9)	(2.6)	(2.6)

Net income	2.5%	2.9%	4.4%	4.3%

Thirteen Weeks Ended July 30, 2011 Compared to Thirteen Weeks Ended July 31, 2010

Net Sales

Net sales for the thirteen weeks ended July 30, 2011 increased $3.9 million, or 3.4%, to $117.0 million as compared to $113.1 million for the thirteen weeks ended July 31, 2010. This increase was primarily the result of a $3.4 million increase in non-comparable store sales due to the addition of two new stores in the first quarter of fiscal 2011, as well as the opening of two new stores at the end of the second quarter of fiscal 2011. Comparable store sales increased $0.5 million, or 0.4%, primarily due to a 0.8% increase in the average sale per transaction, partially offset by a 0.4% decrease in comparable transactions.

License Fees from Leased Departments

License fees related to sales of merchandise in leased departments were $1.4 million for the thirteen weeks ended July 30, 2011 and July 31, 2010.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirteen weeks ended July 30, 2011 increased $2.6 million, or 5.1%, to $52.5 million as compared to $49.9 million for the thirteen weeks ended July 31, 2010. Gross profit margin for the thirteen weeks ended July 30, 2011 increased 70 basis points to 44.9% as compared to 44.2% for the thirteen weeks ended July 31, 2010. A 30 basis point improvement in gross profit margin was due to an increase in mark-up on merchandise during the second quarter of 2011 as compared to the second quarter of 2010 and a 20 basis point improvement in gross profit margin was due to less markdowns as a percentage of sales during the same respective periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended July 30, 2011 increased $3.3 million, or 7.3%, to $47.6 million as compared to $44.3 million for the thirteen weeks ended July 31, 2010. This increase in selling, general and administrative expenses for the second quarter of 2011 compared to the second quarter of 2010 was due to increases in:

•	store expenses of $1.5 million,

•	store pre-opening expenses of $0.8 million,

•	depreciation and amortization of $0.5 million,

•	distribution center expenses of $0.3 million,

•	corporate expenses of $0.1 million, and

•	advertising expenses of $0.1 million.

The increase in store expenses of $1.5 million in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 was primarily due to increased payroll, rent, utilities, and maintenance expenses associated with the two new stores opened in fiscal 2010, two new stores opened in the first quarter of fiscal 2011, and two new stores opened in the second quarter of fiscal 2011. Store expenses were 26.5% of net sales in the second quarter of fiscal 2011 as compared to 26.1% of net sales in the second quarter of fiscal 2010, a 40 basis point increase, primarily driven by higher health and worker’s compensation insurance costs resulting from several significant claims in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010.

Store pre-opening expenses increased $0.8 million in the second quarter of fiscal 2011 due to two new store openings in the second quarter of fiscal 2011 and costs incurred preparing for two new stores opening in the third quarter of fiscal 2011 as compared to one new store opened in the second quarter of fiscal 2010.

Depreciation and amortization expenses increased $0.5 million in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 due to increased property additions associated with new store openings and investments in upgrading our information technology systems.

The $0.3 million increase in distribution center expenses was a result of higher outbound freight delivery charges. Distribution center expenses were 3.7% of net sales in the second quarter of fiscal 2011 as compared to 3.5% of net sales in the second quarter of fiscal 2010.

The $0.1 million increase in corporate expenses during the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 was a result of $0.4 million of additional recruiting and relocation costs, a $0.3 million increase in information technology costs related to upgrading our information technology systems, $0.3 million of additional share-based compensation expense, and $0.2 million of incremental ongoing public company costs. These increases were partially offset by lower consulting expenses of $0.8 million related to the consulting agreement with Sun Capital Management, which was terminated as a result of the initial public offering completed on August 10, 2010, and $0.3 million of dividend fees incurred in the second quarter of fiscal 2010 related to the dividend payment made in June 2010.

The $0.1 million increase in advertising expenses in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 was a result of an increase in direct mail and social media advertising costs, partially offset by lower television advertising costs.

As a percentage of sales, selling, general and administrative expenses for the thirteen weeks ended July 30, 2011 increased to 40.7% as compared to 39.2% for the thirteen weeks ended July 31, 2010. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to higher store pre-opening expenses in the second quarter of fiscal 2011 due to two new store openings at the end of the second quarter of fiscal 2011 and costs incurred preparing for two new stores opening in the third quarter of fiscal 2011, higher health and worker’s compensation insurance costs, outbound freight delivery charges, share-based compensation, recruiting expenses and higher depreciation and amortization expenses related to increased property additions associated with new store openings and investments in upgrading our information technology systems. These increases were partially offset by lower consulting expenses incurred in the second quarter of fiscal 2011 under the consulting agreement with Sun Capital Management, which was terminated as a result of the initial public offering completed on August 10, 2010.

Interest Expense

Interest expense was $0.2 million for the thirteen weeks ended July 30, 2011 and July 31, 2010. Interest expense primarily represents unused fees on the revolving line of credit.

Income before Taxes

Income before taxes for the second quarter of fiscal 2011 was $4.7 million compared to $5.4 million in the second quarter of fiscal 2010, a decrease of $0.7 million. As a percentage of net sales, income before taxes was 4.0% for the second quarter of fiscal 2011 compared to 4.8% for the second quarter of fiscal 2010. The decrease in income before taxes as a percentage of net sales in the second quarter of fiscal 2011 was primarily due to higher selling, general and administrative expenses, partially offset by an increase in net sales and a 70 basis point improvement in gross profit margin.

Income Tax Expense

The income tax expense for the thirteen weeks ended July 30, 2011 was $1.8 million compared to $2.1 million for the thirteen weeks ended July 31, 2010. The effective income tax rate for the second quarter of fiscal year 2011 was 38.0% compared to an effective rate of 39.3% for the second quarter of fiscal year 2010. The effective tax rate was higher for the second quarter of fiscal year 2010 due to an increase in the Company’s federal tax rate from 34% to 35% in the second quarter of fiscal year 2010 based on the projected taxable income for fiscal year 2010. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income

Net income for the second quarter of fiscal 2011 decreased $0.3 million, or 10.3%, to $2.9 million compared to $3.3 million in the second quarter of fiscal 2010. As a percentage of net sales, net income was 2.5% for the second quarter of fiscal 2011 compared to 2.9% for the second quarter of fiscal 2010. The decrease in net income was primarily due to the increase in selling, general and administrative expenses, partially offset by the increases in net sales and gross profit margin in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010.

Twenty-six Weeks Ended July 30, 2011 Compared to Twenty-six Weeks Ended July 31, 2010

Net Sales

Net sales for the twenty-six weeks ended July 30, 2011 increased $9.7 million, or 4.3%, to $234.7 million as compared to $225.0 million for the twenty-six weeks ended July 31, 2010. This increase was the result of an $8.1 million increase in non-comparable store sales due to the opening of four new stores in the twenty-six weeks ended July 30, 2011, as well as the addition of two new stores during fiscal 2010. Comparable store sales increased $1.5 million, or 0.7%, primarily due to a 1.4% increase in the average sale per transaction, partially offset by a 0.8% decrease in comparable transactions.

License Fees from Leased Departments

License fees related to sales of merchandise in leased departments for the twenty-six weeks ended July 30, 2011 increased $0.1 million, or 3.7%, to $3.1 million as compared to $3.0 million for the twenty-six weeks ended July 31, 2010.

Gross Profit

Gross profit, which includes license fees from leased departments, for the twenty-six weeks ended July 30, 2011 increased $5.9 million, or 5.8%, to $108.4 million as compared to $102.5 million for the twenty-six weeks ended July 31, 2010. Gross profit margin for the twenty-six weeks ended July 30, 2011 increased 70 basis points to 46.2% as compared to 45.5% for the twenty-six weeks ended July 31, 2010. The increase in gross profit margin was primarily due to an increase in mark-up on merchandise, which accounted for 30 basis points of the increase, and a reduction in markdowns as a percentage of sales, which accounted for 20 basis points of the increase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the twenty-six weeks ended July 30, 2011 increased $5.0 million, or 5.8%, to $91.6 million as compared to $86.6 million for the twenty-six weeks ended July 31, 2010. This increase in selling, general and administrative expenses for the first half of 2011 compared to the first half of 2010 was due to increases in:

•	store expenses of $2.5 million,

•	store pre-opening expenses of $1.3 million,

•	depreciation and amortization of $0.8 million,

•	distribution center expenses of $0.6 million, and

•	advertising expenses of $0.1 million.

These increases were partially offset by a $0.3 million decrease in corporate expenses.

The store expenses increase of $2.5 million for the twenty-six weeks ended July 30, 2011 as compared to the twenty-six weeks ended July 31, 2010 was primarily due to increased payroll, rent, utilities, and maintenance expenses associated with the two new stores opened in fiscal 2010 and the four new stores opened in the twenty-six weeks ended July 30, 2011. Store expenses were 25.6% of net sales for the first half of fiscal 2011 and the first half of fiscal 2010.

Store pre-opening expenses increased $1.3 million in the first half of fiscal 2011 due to four new store openings in the first half of fiscal 2011 and costs incurred preparing for two new stores opening in the third quarter of fiscal 2011 as compared to two new stores opened in the first half of fiscal 2010.

Depreciation and amortization expenses increased $0.8 million in the first half of fiscal 2011 as compared to the first half of fiscal 2010 due to increased property additions associated with new store openings and investments in upgrading our information technology systems.

The $0.6 million increase in distribution center expenses in the first half of fiscal 2011 as compared to the first half of fiscal 2010 was due to payroll and benefit costs related to processing the increase in merchandise inventory receipts and higher outbound freight delivery expenses. Distribution center expenses were 3.7% of net sales for the twenty-six weeks ended July 30, 2011 as compared to 3.6% of net sales for the twenty-six weeks ended July 31, 2010.

The $0.1 million increase in advertising expenses in the first half of fiscal 2011 as compared to the first half of fiscal 2010 was a result of increases in television, direct mail and social media advertising costs, partially offset by lower pre-print advertising costs due to a change in our media mix.

The $0.3 million decrease in corporate expenses during the first half of fiscal 2011 as compared to the first half of fiscal 2010 was a result of lower consulting expenses of $1.7 million related to the consulting agreement with Sun Capital Management, which was terminated as a result of the initial public offering completed on August 10, 2010, and lower management bonuses of $0.6 million. These decreases were partially offset by a $0.5 million increase in information technology costs related to upgrading our information technology systems, $0.5 million of additional share-based compensation expense, $0.5 million of incremental ongoing public company costs, and $0.5 million of additional recruiting and relocation costs.

As a percentage of sales, selling, general and administrative expenses for the twenty-six weeks ended July 30, 2011 increased to 39.0% as compared to 38.4% for the twenty-six weeks ended July 31, 2010. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to higher store pre-opening expenses in the first half of fiscal 2011 due to four new store openings in the first half of fiscal 2011 and costs incurred preparing for two new stores opening in the third quarter of fiscal 2011, higher depreciation and amortization expenses related to increased property additions associated with new store openings and investments in upgrading our information technology systems, and higher outbound freight delivery expenses. These increases were partially offset by lower consulting expenses incurred in the first half of fiscal 2011 under the consulting agreement with Sun Capital Management, which was terminated as a result of the initial public offering completed on August 10, 2010.

Interest Expense

Interest expense for the twenty-six weeks ended July 30, 2011 decreased $0.1 million to $0.3 million as compared to $0.4 million for the twenty-six weeks ended July 31, 2010. Interest expense primarily represents unused fees on the revolving line of credit.

Income before Taxes

Income before taxes for the twenty-six weeks ended July 30, 2011 increased $1.0 million, or 6.2%, to $16.5 million compared to $15.5 million for the twenty-six weeks ended July 31, 2010. As a percentage of net sales, income before taxes was 7.0% for the twenty-six weeks ended July 30, 2011 compared to 6.9% for the twenty-six weeks ended July 31, 2010. The increase in income before taxes as a percentage of net sales was primarily due to an increase in net sales, the 70 basis point improvement in gross profit margin in the first half of fiscal 2011 as compared to the first half of fiscal 2010, and lower consulting expenses related to the termination of the consulting agreement with Sun Capital associated with the initial public offering. These increases were partially offset by higher selling, general and administrative expenses.

Income Tax Expense

Income tax expense for the twenty-six weeks ended July 30, 2011 was $6.3 million as compared to $5.9 million for the twenty-six weeks ended July 31, 2010. The effective income tax rate for the twenty-six weeks ended July 30, 2011 was 38.0% compared to an effective rate of 37.8% for the twenty-six weeks ended June 31, 2010. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income

Net income for the twenty-six weeks ended July 30, 2011 increased $0.5 million, or 5.9%, to $10.2 million compared to $9.7 million for the twenty-six weeks ended July 31, 2010. As a percentage of net sales, net income was 4.4% for the twenty-six weeks ended July 30, 2011 compared to 4.3% for the twenty-six weeks ended July 31, 2010. The increase was primarily due to the increases in net sales and gross profit margin in the first half of fiscal 2011 as compared to the first half of fiscal 2010, partially offset by higher selling, general and administrative expenses.

Seasonality

Our business is subject to seasonal fluctuations, which are typical of retailers that carry a similar merchandise offering. A disproportionate amount of our sales and net income are realized during the fourth fiscal quarter, which includes the holiday selling season. In fiscal year 2010, 32.6% of our net sales were generated in the fourth quarter. Operating cash flows are typically higher in the fourth fiscal quarter due to inventory related working capital requirements in the third fiscal quarter. Based on results over the past five years prior to 2009, approximately 34% of comparable store sales and more than 100% of the net income was realized in the fourth quarter, making up for a net loss historically incurred through the first nine months. However, financial performance in fiscal years 2010 and 2009 represented a break from the historical trend. During fiscal years 2010 and 2009, we generated net income during the first nine months of $7.2 million and $9.7 million, respectively, and 54.0% and 39.0% of net income was realized in the fourth quarters of fiscal years 2010 and 2009, respectively. Excluding one-time, pre-tax expenses of $11.8 million related to the initial public offering, 36% of our net income was generated during the fourth quarter of fiscal 2010. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving and Christmas and regional fluctuations for events such as sales tax holidays.

Liquidity and Capital Resources

Our working capital at July 30, 2011 increased $6.4 million, or 17.5%, to $42.9 million compared to working capital of $36.5 million at January 29, 2011. Our primary ongoing cash requirements are for operating expenses, inventory and new store capital investment. Our typical investment in a new store is approximately $1.3 million, which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.0 million have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores. In August 2010, we completed an initial public offering which provided $30.0 million of net cash proceeds from the sale of our common stock.

We had no borrowings under our revolving line of credit facility at July 30, 2011 or January 29, 2011 and had cash and cash equivalents of $23.8 million and $29.4 million, respectively. Net cash provided by operating activities was $5.6 million for the twenty-six weeks ended July 30, 2011 versus net cash provided by operating activities of $0.1 million for the twenty-six weeks ended July 31, 2010. Availability under our revolving line of credit facility increased 85% to $54.3 million at July 30, 2011 compared to $29.4 million at January 29, 2011. Stockholders’ equity was $63.4 million as of July 30, 2011 compared to $52.1 million at January 29, 2011.

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

Capital Expenditures

Net capital expenditures during the twenty-six weeks ended July 30, 2011 and July 31, 2010 were $9.9 million and $4.3 million, respectively. Net capital expenditures were comprised of the following:

	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010

New and existing stores	$13,765	$1,383
Technology-related investments	2,209	3,523
Distribution center improvements	323	465

Gross capital expenditures	16,297	5,371
Less: Proceeds from sale of equipment	(6,362)	(1,060)

Net capital expenditures	$9,935	$4,311

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010

Net cash flows provided by operating activities	$5,588	$62
Net cash flows used in investing activities	(9,935)	(4,311)
Net cash flows used in financing activities	(1,186)	(5,694)

Decrease in cash and cash equivalents	(5,533)	(9,943)
Cash and cash equivalents at beginning of period	29,368	16,601

Cash and cash equivalents at end of period	$23,835	$6,658

Cash Flows from Operating Activities

Net cash provided by operating activities in the twenty-six weeks ended July 30, 2011 was $5.6 million, which included net income of $10.2 million and noncash charges of $4.3 million related to $2.0 million of depreciation and amortization expense, changes in deferred taxes of $1.3 million, $0.8 million of share-based compensation expense and $0.2 million of amortization of deferred financing fees. Operating cash flows in the twenty-six weeks ended July 30, 2011 were favorably impacted by an increase in accounts payable related to inventory purchases of $8.9 million, a $3.4 million increase in deferred rent related to tenant improvement allowances associated with new store growth, and a $2.2 million increase in income tax payable. These increases in operating cash flows for the twenty-six weeks ended July 30, 2011 were offset by an increase in inventory of $16.3 million heading into the back to school season, an increase in accounts, landlord and income taxes receivable of $4.7 million primarily due to tenant improvement allowances associated with new store growth and a $1.9 million decrease in accrued expenses and other liabilities.

Net cash provided by operating activities in the twenty-six weeks ended July 31, 2010 was $0.1 million, which included net income of $9.7 million and noncash charges of $1.6 million related to $1.1 million of depreciation and amortization expense, $0.2 million of share-based compensation expense and $0.3 million of amortization of deferred financing fees, less noncash benefit of $1.7 million for changes in deferred taxes. Operating cash flows in the twenty-six weeks ended July 31, 2010 were favorably impacted by increases in accounts payable related to inventory purchases and deferred rent totaling $10.7 million and decreases in receivables and other assets totaling $0.2 million. These increases in operating cash flows for the twenty-six weeks ended July 31, 2010 were offset by an increase in inventory of $17.0 million heading into the back to school season, an increase in prepaid expenses and other assets of $2.5 million, a $0.8 million decrease in accrued expenses and other liabilities and a $0.2 million decrease in income taxes payable.

Cash Flows from Investing Activities

Net cash used in investing activities in the twenty-six weeks ended July 30, 2011 and July 31, 2010 was $9.9 million and $4.3 million, respectively. Cash of $16.3 million and $5.4 million was used for purchases of property and equipment during the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively. The increase in cash used in investing activities is primarily due to $13.8 million invested in new and existing stores during the twenty-six weeks ended July 30, 2011, including four new store openings during the twenty-six weeks ended July 30, 2011 and two new stores expected to open in the third quarter of fiscal 2011. This compares to $1.4 million for store investments during the twenty-six weeks ended July 31, 2010 when two new stores were opened. Additionally, $2.2 million was invested in information technology equipment and software during the twenty-six weeks ended July 30, 2011 compared to $3.5 million during the six months ended July 31, 2010. Distribution center improvements were $0.3 million and $0.5 million for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively. The sale of property and equipment generated $6.4 million and $1.1 million of cash flows for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively, related to proceeds from the sale-leaseback of real estate related to new store construction.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.2 million during the twenty-six weeks ended July 30, 2011 and $5.7 million during the twenty-six weeks ended July 31, 2010. Cash of $1.4 million and $0.6 million was used during the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively for payments on long-term debt. Cash of $0.2 million was paid for debt issuance costs during the twenty-six weeks ended July 30, 2011 related to refinancing the revolving line of credit facility. Proceeds of $0.3 million were received during the twenty-six weeks ended July 30, 2011 in connection with the exercise of stock options. Cash of $20.0 million was used for the payment of dividends during the twenty-six weeks ended July 31, 2010. The net cash generated from net borrowings on the revolving line of credit facility was $14.9 million in the twenty-six weeks ended July 31, 2010. There were no borrowings under the revolving line of credit facility during the twenty-six weeks ended July 30, 2011.

Existing Credit Facilities

Gordmans, Inc. is the borrower under a loan, guaranty and security agreement dated as of February 20, 2009, as amended from time to time thereafter, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) as agent and a lender and certain other lenders party thereto from time to time. Gordmans Stores, Inc., Gordmans Intermediate Holding Corp., Gordmans Distribution Company, Inc., Gordmans Management Company, Inc., and Gordmans, LLC are all guarantors under the loan agreement. The loan agreement provides a revolving line of credit facility for general working capital needs of up to $60.0 million. On June 1, 2011, the Company entered into the fifth amendment to the loan agreement, which amended certain terms of the revolving line of credit facility, including a decrease in the maximum available borrowings from $78.0 million to $60.0 million, a 2.0% reduction in the interest rate for base rate advances and LIBOR rate advances both during seasonal and non-seasonal periods, and a decrease in the unused line fee from 0.50% to 0.375%. The amendment allows the Company to increase the maximum available borrowings under the facility to $80 million.

The revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on June 1, 2015. At July 30, 2011, we had no borrowings outstanding under our revolving line of credit facility and availability of $54.3 million, including letters of credit issued with an aggregate face amount of $0.9 million.

Interest is payable on borrowings under the revolving line of credit facility monthly at a rate equal to LIBOR or the base rate, plus an applicable margin which ranges from 0.75% to 2.75% and is set quarterly depending upon the seasonal or non-seasonal period and average net availability under the revolving line of credit facility during the previous quarter, as selected by management.

An unused line fee is payable quarterly in an amount equal to 0.375% of the sum of the average daily unused revolving commitment plus the average daily unused letter of credit commitment. A customary fee is also payable to the administrative agent under the loan agreement on an annual basis.

The availability of the revolving line of credit facility is subject to a borrowing base, which is comprised of eligible credit card receivables, the liquidation value of eligible landed inventory, eligible distribution center inventory and the liquidation value of eligible in-transit inventory. As of June 1, 2011, we had paid off the $2.0 million equipment loan, as the remaining obligation of $0.6 million was fully paid on May 25, 2011. The amended loan agreement allows us to obtain up to a $15.0 million equipment term loan.

We have also entered into two financing arrangements to purchase software. Payments of $0.2 million, including interest at 2.6%, are due quarterly through March 2012 and payments of $41 thousand, including interest at 4.9%, are due quarterly through April 2012.

Off-Balance Sheet Arrangements

As of July 30, 2011, we had no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of July 30, 2011:

	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
	(in 000’s)
Contractual Obligations:
Notes payable(1)	$648	$432	$216	$—	$—
Capital leases(2)	877	229	648	—	—
Operating leases(3)(4)	254,063	19,175	78,800	62,350	93,738
Revolving line of credit	—	—	—	—	—
Letters of credit	918	918	—	—	—

Total	$256,506	$20,754	$79,664	$62,350	$93,738

(1)	Represents obligations on our existing notes payable.

(2)	Includes principal and interest payments on capital lease obligations.

(3)	Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds.

(4)

Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 37% of lease expense for our retail stores in the twenty-six weeks ended July 30, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily through borrowings under our revolving line of credit facility which bears interest at variable rates. Borrowings under our software financing arrangement bear interest at a fixed rate. For fixed rate debt, interest rate changes affect the fair market value of such debt, but do not impact earnings or cash flow.

Borrowings under the revolving line of credit facility bear interest at the base rate plus 1.00% (4.25% at July 30, 2011) with an option to bear interest at the LIBOR interest rate plus 2.00%. Borrowings under the revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $60.0 million. There were no borrowings outstanding under our revolving credit facility or equipment term note at July 30, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 30, 2011 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Our risk factors have not changed materially from those disclosed in our fiscal year 2010 Annual Report on Form 10-K. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this Quarterly Report:

EXHIBIT INDEX

Exhibit Number	Description

10.1	Fifth Amendment to Loan, Guaranty and Security Agreement, dated June 1, 2011, by and among Gordmans, Inc., each of the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Bank, National Association, as arranger and administrative agent (incorporated by reference in Exhibit 10.1 of our Current Report on Form 8-K, filed on June 7, 2011, File No. 001-34842).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	As provided in Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 31, 2011

GORDMANS STORES, INC.

By:	/s/ JEFFREY J. GORDMAN
Jeffrey J. Gordman
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ MICHAEL D. JAMES
Michael D. James
Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer and Principal Accounting Officer)