Form 10-Q
period 2011-10-29
Gordmans Stores, Inc.
filed 2011-12-01
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

or

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

Common Stock, $0.001 par value, outstanding as of November 30, 2011: 19,315,664 shares

GORDMANS STORES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s except share data)

	October 29, 2011	January 29, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$7,531	$29,368
Accounts receivable	1,694	1,557
Landlord receivable	10,446	2,077
Income taxes receivable	2,599	1,375
Merchandise inventories	113,644	59,775
Deferred income taxes	2,450	2,417
Prepaid expenses and other current assets	6,860	5,394

Total current assets	145,224	101,963
PROPERTY AND EQUIPMENT, net	31,954	18,240
INTANGIBLE ASSETS, net	2,100	2,166
DEFERRED INCOME TAXES	—	486
OTHER ASSETS	2,372	2,279

TOTAL ASSETS	$181,650	$125,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$75,666	$36,833
Accrued expenses	22,912	26,672
Current portion of long-term debt	864	1,932

Total current liabilities	99,442	65,437

NONCURRENT LIABILITIES:

Long-term debt, less current portion	301	956
Deferred rent	13,392	6,655
Deferred income taxes	1,175	—
Other liabilities	30	33

Total noncurrent liabilities	14,898	7,644

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of October 29, 2011 and January 29, 2011	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 19,715,444 issued and 19,315,664 outstanding as of October 29, 2011, 18,703,086 issued and outstanding as of January 29, 2011	19	19
Additional paid-in capital	51,121	50,830
Retained earnings	16,170	1,204

Total stockholders’ equity	67,310	52,053

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$181,650	$125,134

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except share data)

(Unaudited)

	13 Weeks Ended October 29, 2011	13 Weeks Ended October 30, 2010	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010
Net sales	$131,629	$123,606	$366,328	$348,615
License fees from leased departments	1,800	1,676	4,878	4,643
Cost of sales	(74,196)	(70,590)	(203,540)	(196,076)

Gross profit	59,233	54,692	167,666	157,182
Selling, general and administrative expenses	(51,425)	(58,412)	(143,072)	(144,983)

Income / (loss) from operations	7,808	(3,720)	24,594	12,199
Interest expense, net	(148)	(167)	(455)	(571)

Income / (loss) before taxes	7,660	(3,887)	24,139	11,628
Income tax (expense) benefit	(2,911)	1,409	(9,173)	(4,455)

Net income / (loss)	$4,749	$(2,478)	$14,966	$7,173

Basic earnings / (loss) per share	$0.25	$(0.13)	$0.78	$0.43
Diluted earnings / (loss) per share	$0.25	$(0.13)	$0.77	$0.42

Basic weighted average shares outstanding	19,070,949	18,869,339	19,109,361	16,729,537
Diluted weighted average shares outstanding	19,328,278	18,869,339	19,392,178	16,960,722

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share data)

(Unaudited)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings / (Deficit)	Total
BALANCE, January 31, 2010	15,488,800	$15	$20,328	$5,606	$25,949
Share-based compensation expense	—	—	375	—	375
Payment of dividend ($1.29 per share)	—	—	—	(20,000)	(20,000)
Issuance of common stock, net of transaction costs of $2,899	3,214,286	4	29,979	—	29,983
Net income	—	—	—	7,173	7,173
BALANCE, October 30, 2010	18,703,086	$19	$50,682	$(7,221)	$43,480

BALANCE, January 30, 2011	18,703,086	$19	$50,830	$1,204	$52,053
Share-based compensation expense	—	—	1,215	—	1,215
Issuance of restricted stock	977,547	1	(1)	—	—
Repurchase of common stock	(399,780)	(1)	(6,878)	—	(6,879)
Tax benefit on common stock repurchased/stock options exercised	—	—	5,573	—	5,573
Exercise of stock options	34,811	—	382	—	382
Net income	—	—	—	14,966	14,966

BALANCE, October 29, 2011	19,315,664	$19	$51,121	$16,170	$67,310

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Unaudited)

	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,966	$7,173
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization expense	3,030	1,806
Gain on retirement / sale of property and equipment	—	(259)
Amortization of deferred financing fees	333	416
Deferred income taxes	1,628	(375)
Share-based compensation expense	1,215	375
Net changes in operating assets and liabilities:
Accounts, landlord and income tax receivable	(9,730)	(2,805)
Merchandise inventories	(53,869)	(52,426)
Prepaid expenses and other current assets	(1,466)	(1,221)
Other assets	(213)	(104)
Accounts payable	38,833	38,087
Deferred rent	6,737	1,785
Income tax payable	—	(3,715)
Accrued expenses and other liabilities	(3,213)	196

Net cash flows used in operating activities	(1,749)	(11,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(26,369)	(7,189)
Proceeds from sale of property and equipment	9,141	1,417

Net cash flows used in investing activities	(17,228)	(5,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(6,879)	—
Tax benefit on common stock repurchased and stock options exercised	5,573	—
Payment of long-term debt	(1,723)	(1,077)
Issuance of common stock for initial public offering, net of transaction costs of $2,899	—	29,983
Dividends paid	—	(20,000)
Debt issuance costs	(213)	(250)
Proceeds from the exercise of stock options	382	—

Net cash flows provided by/(used in) financing activities	(2,860)	8,656

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,837)	(8,183)
CASH AND CASH EQUIVALENTS, Beginning of period	29,368	16,601

CASH AND CASH EQUIVALENTS, End of period	$7,531	$8,418

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

Summary of Significant Accounting Policies – The accounting policies followed by the Company are reflected in the notes to the consolidated financial statements for the fiscal year ended January 29, 2011, included in our fiscal year 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 29, 2011. Due to the seasonality of our business, the results of operations for any quarter are not necessarily indicative of the operating results for the full fiscal year. In addition, quarterly results of operations can vary based upon the timing and amount of net sales and costs associated with the opening of new stores.

Initial Public Offering – On August 4, 2010, the Company’s registration statement on Form S-1 (File No. 333-166436) was declared effective, pursuant to which the Company registered 3,214,286 shares for sale in its initial public offering, and existing shareholders registered an additional 2,142,857 of previously outstanding shares. The initial public offering closed on August 10, 2010. Proceeds from the offering to the Company of approximately $32.9 million were used to pay $2.9 million of expenses related to the offering, pay consulting agreement termination fees, decrease borrowings outstanding and strengthen working capital. In connection with the offering, the Company paid Sun Capital Partners Management V, LLC (“Sun Capital Management”) $0.6 million in transaction consulting fees and $7.5 million for termination of a consulting agreement.

B. DESCRIPTION OF THE BUSINESS

Gordmans Stores, Inc. operated 74 everyday low price department stores under the trade name “Gordmans” located in 16 primarily Midwestern states as of October 29, 2011. Gordmans offers a wide assortment of name brand clothing for all ages, accessories (including fragrances), footwear and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment. The Company has one reportable segment. The Company’s operations include activities related to retail stores located primarily throughout the Midwestern states. The Company opened six new stores during the thirty-nine weeks ended October 29, 2011 and opened two new stores during the thirty-nine weeks ended October 30, 2010.

The following table reflects the percentage of revenues by major merchandising category:

	13 Weeks Ended October 29, 2011	13 Weeks Ended October 30, 2010	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010
Apparel	58.7%	57.8%	57.3%	56.1%
Home Fashions	25.2	25.3	25.7	26.2
Accessories (including fragrances)	16.1	16.9	17.0	17.7

Total	100.0%	100.0%	100.0%	100.0%

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	October 29, 2011	January 29, 2011
Leasehold improvements	$3,109	$2,502
Furniture, fixtures and equipment	19,517	10,606
Computer software	4,360	2,777
Capitalized leases	1,740	1,740
Construction in progress	10,568	4,991

	39,294	22,616
Less accumulated depreciation and amortization	(7,340)	(4,376)

	$31,954	$18,240

D. DEBT OBLIGATIONS

Revolving Line of Credit Facility – The Company has a $60.0 million revolving line of credit facility dated February 20, 2009, as amended effective June 1, 2011, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC), CIT Bank and PNC Bank (“WF LOC”). The credit facility expires on June 1, 2015. The Company had no borrowings outstanding under the WF LOC as of October 29, 2011 and January 29, 2011.

Borrowings under this facility bear interest at various rates based on the excess availability and time of year, with two rate options at the discretion of management as follows: (1) For base rate advances, borrowings bear interest at prime rate plus 1.00% during the non-seasonal period and prime rate plus 1.75% during the seasonal period. When excess availability is $25.0 million or greater, borrowings for base rate advances bear interest at prime rate plus 0.75% during the non-seasonal period and prime rate plus 1.50% during the seasonal period. (2) For LIBOR rate advances, borrowings bear interest at LIBOR rate plus 2.00% during the non-seasonal period and LIBOR rate plus 2.75% during the seasonal period. When excess availability is $25.0 million or greater, borrowings for LIBOR advances bear interest at LIBOR rate plus 1.75% during the non-seasonal period and LIBOR rate plus 2.50% during the seasonal period. Borrowings available under the WF LOC may not exceed the borrowing base (consisting of specified percentages of credit card receivables and eligible inventory, less applicable reserves). The Company had $59.3 million and $29.4 million available to borrow at October 29, 2011 and January 29, 2011, respectively. Borrowings under this facility would have borne an interest rate of 4.00% at October 29, 2011 and 6.00% at January 29, 2011. The Company had outstanding letters of credit included in the borrowing base totaling approximately $0.7 million and $0.4 million as of October 29, 2011 and January 29, 2011, respectively.

An unused line fee is payable quarterly in an amount equal to 0.375% of the sum of the average daily unused revolving commitment plus the average daily unused letter of credit commitment. A customary fee is also payable to the administrative agent under the facility on an annual basis.

Borrowings are secured by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. Among other provisions, the revolving line of credit facility contains certain financial covenants restricting the amount of capital expenditures and dividends that can be paid without consent from the lenders. As of October 29, 2011, the Company was in compliance with all of its debt covenants.

Long-term Debt – Long-term debt consists of the following:

	October 29, 2011	January 29, 2011
Term notes payable	$427	$1,834
Capital lease obligations	738	1,054

Total long-term debt	1,165	2,888
Less current portion of long-term debt	(864)	(1,932)

Long-term debt, less current portion	$301	$956

The Company paid off the remaining obligation of $0.6 million on the $2.0 million equipment loan on May 25, 2011. The amended WF LOC allows the Company to obtain up to a $15.0 million equipment term loan.

During 2010, the Company entered into two financing arrangements to purchase software. Payments of $0.2 million, including fixed interest at 2.6%, are due quarterly through March 2012 and payments of $41 thousand, including fixed interest at 4.9%, are due quarterly through April 2012.

Annual scheduled debt maturities for the term notes payable are $0.2 million for each of the remainder of fiscal year 2011 and fiscal year 2012, respectively.

Financial Instruments – Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of long-term debt at October 29, 2011 and January 29, 2011 approximates its carrying amount of $1.2 million and $2.9 million, respectively. For all other financial instruments including cash, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

E. LEASES

The Company has entered into short and long term capital and operating lease agreements. These leases include real estate related to retail store locations, the distribution centers and the corporate headquarters, as well as equipment. The leases expire on various dates through the year 2028 with most of the leases containing renewal options. Certain retail store leases contain provisions for additional rent based on varying percentages of net sales.

Future minimum lease payments under operating leases and future obligations under non-cancelable capital leases as of October 29, 2011 are as follows:

	Operating Leases	Capital Leases
Remainder of 2011	$9,777	$115
2012	41,205	458
2013	40,385	190
2014	36,254	—
2015	29,878	—
After 2015	103,725	—

Total minimum lease payments	$261,224	763

Less: capital lease amount representing interest		(25)

Present value of capital lease obligations		738
Less: current maturities of capital lease obligations		(437)

Noncurrent maturities of capital lease obligations		$301

F. SHARE BASED COMPENSATION

On August 2, 2010, the Company adopted the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”). The 2010 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. As amended by the Board of Directors on April 29, 2011 and approved by the stockholders of the Company on May 24, 2011, an aggregate of 2,573,086 shares of the Company’s common stock are available under the 2010 Plan, subject to adjustments for stock splits and other actions affecting the Company’s common stock. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years. In August 2010, 305,507 options were granted pursuant to the 2010 Plan. During the thirty-nine weeks ended October 29, 2011, 455,000 options were granted pursuant to the 2010 Plan. There were 923,000 shares of common stock available for future grants under the 2010 Plan at October 29, 2011.

In connection with the Company’s initial public offering, all existing options outstanding (1,285,570 shares issuable at a weighted average exercise price of $2.66 per share) under the Company’s 2009 Stock Option Plan were terminated. In exchange, each participant received the following awards under the 2010 Plan: (1) 12 months from the date of the option termination agreement, vested restricted stock to replace the intrinsic value of the participant’s vested options under the 2009 Stock Option Plan and (2) unvested restricted stock to replace the intrinsic value of the participant’s unvested options under the 2009 Stock Option Plan, with a similar vesting schedule as that of the existing options. The termination and exchange of options did not result in any additional compensation expense. In addition, each participant received options in an amount determined by the Compensation Committee of the Company’s Board of Directors, with an exercise price equal to the Company’s initial public offering price, subject to time vesting at a rate of 20% per year over five years. In exchange for 1,285,570 stock options outstanding at the time of the initial public offering, 977,547 shares of restricted stock were awarded on August 11, 2011, which was 12 months from the date of the option termination agreements.

A summary of restricted stock activity during the thirty-nine weeks ended October 29, 2011 is set forth in the table below:

	Number	Weighted Average Grant Date Fair Value
Non-vested, January 30, 2011	—	$—
Granted	987,547	2.47
Repurchased	(399,780)	2.36
Forfeited	(10,000)	14.06
Vested	(354,714)	2.36

Non-vested, October 29, 2011	223,053	$2.36

Unrecognized compensation expense on the restricted stock was $0.7 million at October 29, 2011, which is expected to be recognized over a period of 2.9 years. The total fair value of shares vested during the thirty-nine weeks ended October 29, 2011 was $5.1 million. The Company repurchased 399,780 shares from participants on August 11, 2011 pursuant to the restricted stock agreements at a fair value of $17.21 per share. The Company recorded an excess tax benefit of $5.5 million related to the restricted stock repurchased from participants.

A summary of stock option activity during the thirty-nine weeks ended October 29, 2011 is set forth in the table below:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (thousands)
Outstanding, January 30, 2011	305,507	$11.00
Granted	455,000	16.37
Exercised	(34,944)	11.00
Forfeited	(87,941)	14.42

Outstanding, October 29, 2011	637,622	14.36	9.3 years	$—
Exercisable, October 29, 2011	50,865	11.00	8.8	166
Vested at October 29, 2011	50,865	11.00	8.8	166

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of October 29, 2011 and the option strike price. The stock price at October 29, 2011 was $14.27, which is less than the strike price of the outstanding options.

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

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during the thirty-nine weeks ended October 29, 2011 are illustrated in the following table:

39 Weeks Ended October 29, 2011
Risk-free interest rate	2.0%
Dividend yield	2.0%
Expected volatility	34.0%
Expected life (years)	6.5
Weighted average fair value of options granted	$4.90

None of the stock options outstanding at October 29, 2011 were subject to performance or market-based vesting conditions. As of October 29, 2011, the unrecognized compensation expense on stock options was $2.2 million, which is expected to be recognized over a weighted average period of 4.4 years.

For the thirteen week periods ended October 29, 2011 and October 30, 2010, share-based compensation expense was $0.4 million and $0.2 million, respectively. Share-based compensation expense for the thirty-nine week periods ended October 29, 2011 and October 30, 2010 was $1.2 million and $0.4 million, respectively. Share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations.

G. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares and incremental shares that may be issued in future periods related to outstanding stock awards, if dilutive. When calculating incremental shares related to outstanding stock awards, the Company applies the treasury stock method. The treasury stock method assumes that proceeds, consisting of the amount the option holder must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits that would be credited to additional paid-in capital upon exercise of the stock award, are used to repurchase outstanding shares at the average market price for the period. The treasury stock method is applied only to share grants for which the effect is dilutive. There were 207,061 and 65,211 anti-dilutive stock options for the thirteen and thirty-nine weeks ended October 29, 2011, respectively. The anti-dilutive effect of 165,573 shares of non-vested stock and 47,628 stock options has been excluded from diluted weighted average shares outstanding for the thirteen weeks ended October 30, 2010. There were no anti-dilutive options or non-vested stock for the thirty-nine weeks ended October 30, 2010.

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

	13 Weeks Ended October 29, 2011	13 Weeks Ended October 30, 2010	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010

Basic weighted average shares outstanding	19,070,949	18,869,339	19,109,361	16,729,537

Dilutive effect of non-vested stock and stock options	257,329	—	282,817	231,185

Diluted weighted average shares outstanding	19,328,278	18,869,339	19,392,178	16,960,722

H. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash investing activities and other cash flow information:

	13 Weeks Ended October 29, 2011	13 Weeks Ended October 30, 2010	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010
Non-cash investing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$505	$1,138	$505	$1,138
Sales of property and equipment	2,779	357	9,141	1,417

Other cash flow information:
Cash paid for interest	84	81	423	565
Cash paid for income taxes, net	1,868	3,328	3,186	11,038

I. RELATED PARTY DISCLOSURE

During fiscal 2010, the Company paid consulting fees to Sun Capital Management, an affiliate of Sun Gordmans, LP. In connection with the initial public offering, the Company paid Sun Capital Management $0.6 million in transaction consulting fees and $7.5 million for termination of the consulting agreement. Consequently, the Company no longer has a financial obligation to Sun Capital Management under the consulting agreement and no fees were incurred by the Company under this agreement during the thirteen weeks ended October 30, 2010. During the thirty-nine weeks ended October 30, 2010, the Company incurred fees of $1.7 million to Sun Capital Management under the terms of the consulting agreement.

In connection with the initial public offering, the Company entered into a services agreement with Sun Capital Management to (1) reimburse Sun Capital Management for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital Management with customary indemnification for any such services. During the thirteen weeks and thirty-nine weeks ended October 29, 2011, the Company incurred fees of $9 thousand and $44 thousand, respectively, to Sun Capital Management under the terms of the services agreement.

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

Executive Overview

Gordmans is an everyday low price department store retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories (including fragrances), footwear and home fashions. The origins of Gordmans date back to 1915, and as of October 29, 2011, we operated 74 stores in 16 primarily Midwestern states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales and comparable store sales and other individual store performance factors, gross profit and selling, general and administrative expenses.

Net Sales. Net sales reflect our revenues from the sale of our merchandise less returns and discounts and exclusive of sales tax. Net sales include comparable store sales and non-comparable store sales.

Comparable Store Sales. Comparable store sales have been calculated based upon stores that were open at least 16 months as of the end of the reporting period. We also review average sale per transaction and comparable store transactions. Comparable store sales are an important indicator of current operating performance, with higher comparable store sales helping us to leverage certain of our fixed expenses and positively impact our operating results.

Gross Profit. Gross profit is equal to our net sales minus cost of sales, plus license fee income generated from sales of footwear and maternity apparel in our leased departments. Cost of sales includes the direct cost of purchased merchandise, inventory shrinkage, inventory write-downs and inbound freight to our distribution center. Gross margin measures gross profit as a percentage of our net sales. Our gross profit may not be comparable to other retailers, as some companies include all of the costs related to their distribution network in cost of sales while others, like us, exclude a portion of these costs from cost of sales and include those costs in selling, general and administrative expenses. Our gross margin is evaluated in terms of initial markup and the amount of markdowns, with a higher initial markup and lower markdowns positively impacting our operating results.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all operating costs not included in cost of sales. These expenses include payroll and other expenses related to operations at our corporate office, store expenses, occupancy costs, certain distribution and warehousing costs, depreciation and amortization and advertising expense. Selling general and administrative expenses as a percentage of net sales is generally higher in lower sales volume periods and lower in higher sales volume periods. Our ability to manage store level and certain other operating expenses directly impacts our operating results.

Overview

Net income for the thirteen weeks ended October 29, 2011 was $4.7 million as compared to a net loss of $2.5 million for the thirteen weeks ended October 30, 2010, while net income for the thirty-nine weeks ended October 29, 2011 was $15.0 million as compared to $7.2 million for the thirty-nine weeks ended October 30, 2010. The increases in net income were primarily due to higher net sales, a higher gross profit margin and lower selling, general and administrative expenses. Higher net sales were driven by non-comparable sales due to the addition of two new stores during the third quarter of fiscal 2011 and six new stores during the thirty-nine weeks ended October 29, 2011. The improvement in gross profit margin resulted from a higher initial markup and lower markdowns. Lower selling, general and administrative expenses primarily resulted from $10.6 million of non-recurring, pre-tax expenses related to the initial public offering completed on August 10, 2010, partially offset by higher store expenses, pre-opening expenses and depreciation expenses associated with the six new stores opened during the thirty-nine weeks ended October 29, 2011, including two new stores opened in the third quarter of fiscal 2011.

Basis of Presentation and Results of Operations

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. All references to fiscal years are to the calendar year in which the fiscal year begins. The thirteen weeks ended October 29, 2011 and the thirteen weeks ended October 30, 2010 represent the third quarters of fiscal 2011 and fiscal 2010, respectively. The thirty-nine week periods ended October 29, 2011 and October 30, 2010 represent the first three quarters of fiscal 2011 and fiscal 2010, respectively.

The table below sets forth the consolidated statements of operations data for the periods presented:

	13 Weeks Ended October 29, 2011	13 Weeks Ended October 30, 2010	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010
	(in 000’s)
Statements of Operation Data:
Net sales	$131,629	$123,606	$366,328	$348,615
License fees from leased departments	1,800	1,676	4,878	4,643
Cost of sales	(74,196)	(70,590)	(203,540)	(196,076)

Gross profit	59,233	54,692	167,666	157,182
Selling, general and administrative expenses	(51,425)	(58,412)	(143,072)	(144,983)

Income / (loss) from operations	7,808	(3,720)	24,594	12,199
Interest expense	(148)	(167)	(455)	(571)

Income / (loss) before taxes	7,660	(3,887)	24,139	11,628
Income tax (expense) / benefit	(2,911)	1,409	(9,173)	(4,455)

Net income / (loss)	$4,749	$(2,478)	$14,966	$7,173

The table below sets forth the components of the consolidated statements of operations as a percentage of net sales:

	13 Weeks Ended October 29, 2011	13 Weeks Ended October 30, 2010	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
License fees from leased departments	1.4	1.4	1.3	1.3
Cost of sales	(56.4)	(57.1)	(55.6)	(56.2)

Gross profit	45.0	44.2	45.8	45.1
Selling, general and administrative expenses	(39.1)	(47.3)	(39.1)	(41.6)

Income / (loss) from operations	5.9	(3.0)	6.7	3.5
Interest expense	(0.1)	(0.1)	(0.1)	(0.2)

Income / (loss) before taxes	5.8	(3.1)	6.6	3.3
Income tax (expense) / benefit	(2.2)	1.1	(2.5)	(1.3)

Net income / (loss)	3.6%	(2.0)%	4.1%	2.1%

Thirteen Weeks Ended October 29, 2011 Compared to Thirteen Weeks Ended October 30, 2010

Net Sales

Net sales for the thirteen weeks ended October 29, 2011 increased $8.0 million, or 6.5%, to $131.6 million as compared to $123.6 million for the thirteen weeks ended October 30, 2010. This increase was the result of a $9.5 million increase in non-comparable store sales due to the addition of four new stores in the first half of fiscal 2011, as well as the opening of two new stores in the third quarter of fiscal 2011. The increase in non-comparable store sales was partially offset by a $1.5 million, or 1.3%, decrease in comparable store sales primarily due to a 3.2% decrease in comparable transactions, partially offset by a 1.9% increase in the average sale per transaction.

License Fees from Leased Departments

License fees related to sales of merchandise in leased departments for the thirteen weeks ended October 29, 2011 increased $0.1 million, or 7.4%, to $1.8 million as compared to $1.7 million for the thirteen weeks ended October 30, 2010.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirteen weeks ended October 29, 2011 increased $4.5 million, or 8.3%, to $59.2 million as compared to $54.7 million for the thirteen weeks ended October 30, 2010. Gross profit margin for the thirteen weeks ended October 29, 2011 increased 80 basis points to 45.0% of net sales as compared to 44.2% of net sales for the thirteen weeks ended October 30, 2010. A 30 basis point improvement in gross profit margin was due to an increase in mark-up on merchandise during the third quarter of 2011 as compared to the third quarter of 2010 and a 20 basis point improvement in gross profit margin was due to less markdowns as a percentage of net sales during the third quarter of 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended October 29, 2011 decreased $7.0 million, or 12.0%, to $51.4 million as compared to $58.4 million for the thirteen weeks ended October 30, 2010.

The decrease in selling, general and administrative expenses for the third quarter of 2011 compared to the third quarter of 2010 resulted from the following:

•	a decrease in corporate expenses of $10.3 million,

•	an increase in store expenses of $2.4 million,

•	an increase in distribution center expenses of $0.4 million,

•	an increase in depreciation and amortization of $0.4 million,

•	an increase in store pre-opening expenses of $0.3 million, and

•	a decrease in advertising expenses of $0.2 million.

The decrease in corporate expenses of $10.3 million in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 was primarily due to $10.6 million of non-recurring expenses incurred in the thirteen weeks ended October 30, 2010 related to the initial public offering completed on August 10, 2010. Fees of $8.1 million were paid to Sun Capital Management, including $7.5 million for termination of the consulting agreement and $0.6 million in transaction consulting fees related to the initial public offering. In addition, $2.5 million in bonus payments were made to certain of our executive officers upon the successful completion of our initial public offering in August 2010. This decrease was partially offset by $0.3 million of additional share-based compensation expense.

The increase in store expenses of $2.4 million in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 was primarily due to increased payroll and benefits, rent, cleaning, and maintenance expenses associated with the four new stores opened in the first half of fiscal 2011 and two new stores opened in the third quarter of fiscal 2011. Store expenses were 25.6% of net sales in the third quarter of fiscal 2011 as compared to 25.3% of net sales in the third quarter of fiscal 2010, a 30 basis point increase, primarily resulting from a $0.3 million gain on the retirement/sale of store property and equipment in the third quarter of fiscal 2010 and increased health and worker’s compensation insurance costs in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010.

The $0.4 million increase in distribution center expenses was a result of higher outbound freight delivery charges. Distribution center expenses were 4.0% of net sales in the third quarter of fiscal 2011 as compared to 3.9% of net sales in the third quarter of fiscal 2010.

Depreciation and amortization expenses increased $0.4 million in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 due to increased property additions associated with new store openings and investments in upgrading our information technology systems.

Store pre-opening expenses increased $0.3 million in the third quarter of fiscal 2011 due to two new store openings and one store relocation in the third quarter of fiscal 2011 as compared to the relocation of one store in the third quarter of fiscal 2010.

Advertising expenses decreased $0.2 million in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 as a result of lower television advertising costs, partially offset by an increase in direct mail and social media advertising costs.

As a percentage of net sales, selling, general and administrative expenses for the thirteen weeks ended October 29, 2011 decreased to 39.1% as compared to 47.3% for the thirteen weeks ended October 30, 2010. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to $10.6 million of non-recurring expenses incurred in the third quarter of fiscal 2010 related to the initial public offering completed on August 10, 2010.

Interest Expense

Interest expense was $0.2 million for the thirteen weeks ended October 29, 2011 and October 30, 2010.

Income / Loss before Taxes

Income before taxes for the third quarter of fiscal 2011 was $7.7 million compared to a net loss before taxes of $3.9 million in the third quarter of fiscal 2010, an increase of $11.6 million. As a percentage of net sales, income before taxes was 5.8% for the third quarter of fiscal 2011. The net loss before taxes of $3.9 million in the third quarter of fiscal 2010 includes the $10.6 million of non-recurring, pre-tax expenses incurred in the third quarter of 2010 related to the initial public offering completed on August 10, 2010.

Income Tax Expense / (Benefit)

Income tax expense for the thirteen weeks ended October 29, 2011 was $2.9 million compared to an income tax benefit of $1.4 million for the thirteen weeks ended October 30, 2010. The effective income tax rate for the third quarter of fiscal 2011 was 38.0% compared to an effective rate of 36.3% for the third quarter of fiscal year 2010. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income / (Loss)

Net income for the third quarter of fiscal 2011 was $4.7 million compared to a net loss of $2.5 million in the third quarter of fiscal 2010. As a percentage of net sales, net income was 3.6% for the third quarter of fiscal 2011. The net loss of $2.5 million in the third quarter of fiscal 2010 includes the $6.8 million after-tax impact of non-recurring expenses incurred in the third quarter of fiscal 2010 related to the initial public offering completed on August 10, 2010.

Thirty-nine Weeks Ended October 29, 2011 Compared to Thirty-nine Weeks Ended October 30, 2010

Net Sales

Net sales for the thirty-nine weeks ended October 29, 2011 increased $17.7 million, or 5.1%, to $366.3 million as compared to $348.6 million for the thirty-nine weeks ended October 30, 2010. This increase was the result of an increase in non-comparable store sales due to the opening of six new stores during the thirty-nine weeks ended October 29, 2011, as well as the addition of two new stores during first half of fiscal 2010. Comparable store sales decreased $0.1 million, or 0.0%, primarily due to a 1.6% decrease in comparable transactions, partially offset by a 1.6% increase in the average sale per transaction.

License Fees from Leased Departments

License fees related to sales of merchandise in leased departments for the thirty-nine weeks ended October 29, 2011 increased $0.2 million, or 5.1%, to $4.9 million as compared to $4.6 million for the thirty-nine weeks ended October 30, 2010.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirty-nine weeks ended October 29, 2011 increased $10.5 million, or 6.7%, to $167.7 million as compared to $157.2 million for the thirty-nine weeks ended October 30, 2010. Gross profit margin for the thirty-nine weeks ended October 29, 2011 increased 70 basis points to 45.8% of net sales as compared to 45.1% of net sales for the thirty-nine weeks ended October 30, 2010. The increase in gross profit margin was primarily due to an increase in mark-up on merchandise, which accounted for 35 basis points of the increase, and a reduction in markdowns as a percentage of net sales, which accounted for 20 basis points of the increase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirty-nine weeks ended October 29, 2011 decreased $1.9 million, or 1.3%, to $143.1 million as compared to $145.0 million for the thirty-nine weeks ended October 30, 2010. The decrease in selling, general and administrative expenses for the thirty-nine weeks ended October 29, 2011 compared to the thirty-nine weeks ended October 30, 2010 primarily resulted from the following:

•	a decrease in corporate expenses of $10.7 million,

•	an increase in store expenses of $4.9 million,

•	an increase in store pre-opening expenses of $1.7 million,

•	an increase in depreciation and amortization of $1.2 million, and

•	an increase in distribution center expenses of $1.0 million.

Corporate expenses decreased $10.7 million for the thirty-nine weeks ended October 29, 2011 compared to the thirty-nine weeks ended October 30, 2010 primarily due to non-recurring costs incurred related to the initial public offering completed on August 10, 2010. Fees of $8.1 million were paid to Sun Capital Management, including $7.5 million for termination of the consulting agreement and $0.6 million in transaction consulting fees related to the initial public offering. In addition, $2.5 million in bonus payments were made to certain of our executive officers upon the successful completion of our initial public offering. Corporate expenses also decreased $1.7 million due to lower consulting expenses related to the consulting agreement with Sun Capital Management, which was terminated as a result of the initial public offering, and lower management bonuses of $1.2 million. These decreases were partially offset by additional share-based compensation expense of $0.8 million, a $0.7 million increase in information technology costs related to upgrading our information technology systems, $0.6 million of additional recruiting and relocation costs, higher payroll expense of $0.4 million, and $0.3 million of incremental ongoing public company costs.

The store expenses increase of $4.9 million for the thirty-nine weeks ended October 29, 2011 as compared to the thirty-nine weeks ended October 30, 2010 was primarily due to increased payroll, rent, utilities, maintenance and cleaning expenses associated with the two new stores opened in the first half of fiscal 2010, the four new stores opened in the first half of fiscal 2011, and the two new stores opened in the third quarter of fiscal 2011. Store expenses were 25.6% of net sales for the thirty-nine weeks ended October 29, 2011, as compared to 25.5% of net sales for the thirty-nine weeks ended October 30, 2010, a 10 basis point increase, primarily driven by higher health and worker’s compensation insurance costs, cleaning expenses, credit card fees and travel expenses, partially offset by lower payroll and rent as a percentage of sales.

Store pre-opening expenses increased $1.7 million for the thirty-nine weeks ended October 29, 2011 due to six new store openings and one store relocation during this period as compared to two new stores opened in the thirty-nine weeks ended October 30, 2010 and one store relocation.

Depreciation and amortization expenses increased $1.2 million in the thirty-nine weeks ended October 29, 2011 as compared to the thirty-nine weeks ended October 30, 2010 due to increased property additions associated with new store openings and investments in upgrading our information technology systems.

The $1.0 million increase in distribution center expenses for the thirty-nine weeks ended October 29, 2011 as compared to the thirty-nine weeks ended October 30, 2010 was due to higher outbound freight delivery expenses of $0.8 million and higher payroll and benefit costs of $0.3 million related to processing the increase in merchandise inventory receipts. Distribution center expenses were 3.8% of net sales for the thirty-nine weeks ended October 29, 2011 as compared to 3.7% of net sales for the thirty-nine weeks ended October 30, 2010.

As a percentage of net sales, selling, general and administrative expenses for the thirty-nine weeks ended October 29, 2011 decreased to 39.1% as compared to 41.6% for the thirty-nine weeks ended October 30, 2010. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to $10.6 million of non-recurring expenses incurred in the thirty-nine weeks ended October 30, 2010 related to the initial public offering completed on August 10, 2010.

Interest Expense

Interest expense for the thirty-nine weeks ended October 29, 2011 decreased $0.1 million to $0.5 million as compared to $0.6 million for the thirty-nine weeks ended October 30, 2010.

Income before Taxes

Income before taxes for the thirty-nine weeks ended October 29, 2011 was $24.1 million compared to $11.6 million for the thirty-nine weeks ended October 30, 2010. As a percentage of net sales, income before taxes was 6.6% for the thirty-nine weeks ended October 29, 2011 compared to 3.3% for the thirty-nine weeks ended October 30, 2010. Income before taxes for the thirty-nine weeks ended October 30, 2010 includes $10.6 million of non-recurring expenses incurred in the third quarter of fiscal 2010 related to the initial public offering completed on August 10, 2010.

Income Tax Expense

Income tax expense for the thirty-nine weeks ended October 29, 2011 was $9.2 million as compared to $4.5 million for the thirty-nine weeks ended October 30, 2010. The effective income tax rate for the thirty-nine weeks ended October 29, 2011 was 38.0% compared to an effective rate of 38.3% for the thirty-nine weeks ended October 30, 2010. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income

Net income for the thirty-nine weeks ended October 29, 2011 was $15.0 million compared to $7.2 million for the thirty-nine weeks ended October 30, 2010. As a percentage of net sales, net income was 4.1% for the thirty-nine weeks ended October 29, 2011 compared to 2.1% for the thirty-nine weeks ended October 30, 2010.

Seasonality

Our business is subject to seasonal fluctuations, which are typical of retailers that carry a similar merchandise offering. A disproportionate amount of our sales and net income are realized during the fourth fiscal quarter, which includes the holiday selling season. In fiscal year 2010, 32.6% of our net sales were generated in the fourth quarter. Operating cash flows are typically higher in the fourth fiscal quarter due to inventory related working capital requirements in the third fiscal quarter. Based on results over the past five years prior to 2009, approximately 34% of comparable store sales and more than 100% of the net income was realized in the fourth quarter, making up for a net loss historically incurred through the first nine months. However, financial performance in fiscal years 2010 and 2009 represented a break from the historical trend. During fiscal years 2011, 2010 and 2009, we generated net income during the first nine months of $15.0 million, $7.2 million and $9.7 million, respectively, and 54.0% and 39.0% of net income was realized in the fourth quarters of fiscal years 2010 and 2009, respectively. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving and Christmas and regional fluctuations for events such as sales tax holidays.

Liquidity and Capital Resources

Our working capital at October 29, 2011 increased $9.3 million, or 25.3%, to $45.8 million compared to working capital of $36.5 million at January 29, 2011. Our primary ongoing cash requirements are for operating expenses, inventory, capital expenditures related to technology, distribution center and existing store improvements, as well as new store capital investment. Our typical investment in a new store is approximately $1.3 million, which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.0 million of the total cost have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores. In August 2010, we completed an initial public offering which provided $30.0 million of net cash proceeds from the sale of our common stock.

We had no borrowings under our revolving line of credit facility at October 29, 2011 or January 29, 2011 and had cash and cash equivalents of $7.5 million and $29.4 million as of those dates, respectively. Net cash used in operating activities was $1.7 million for the thirty-nine weeks ended October 29, 2011, compared to net cash used in operating activities of $11.1 million for the thirty-nine weeks ended October 30, 2010. Availability under our revolving line of credit facility increased 102% to $59.3 million at October 29, 2011 compared to $29.4 million at January 29, 2011. Stockholders’ equity was $67.3 million as of October 29, 2011 compared to $52.1 million as of January 29, 2011.

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

Capital Expenditures

Net capital expenditures during the thirty-nine weeks ended October 29, 2011 and October 30, 2010 were $17.2 million and $5.8 million, respectively. Net capital expenditures were comprised of the following (in thousands):

	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010
New and existing stores	$22,835	$1,871
Technology-related investments	3,205	4,823
Distribution center improvements	329	495

Gross capital expenditures	26,369	7,189
Less: Proceeds from sale of equipment	(9,141)	(1,417)

Net capital expenditures	$17,228	$5,772

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010
Net cash flows used in operating activities	$(1,749)	$(11,067)
Net cash flows used in investing activities	(17,228)	(5,772)
Net cash flows provided by / (used in) financing activities	(2,860)	8,656

Decrease in cash and cash equivalents	(21,837)	(8,183)
Cash and cash equivalents at beginning of period	29,368	16,601

Cash and cash equivalents at end of period	$7,531	$8,418

Cash Flows from Operating Activities

Net cash used in operating activities in the thirty-nine weeks ended October 29, 2011 was $1.7 million, which included net income of $15.0 million and noncash charges of $6.2 million comprised of depreciation and amortization expense of $3.0 million, changes in deferred taxes of $1.6 million, share-based compensation expense of $1.2 million and amortization of deferred financing fees of $0.3 million. Net cash used in operating activities for the thirty-nine weeks ended October 29, 2011 include an increase in inventory of $53.9 million heading into the peak holiday season, an increase in accounts, landlord and income taxes receivable of $9.7 million primarily due to tenant improvement allowances associated with new store growth, a $3.2 million decrease in accrued expenses and other liabilities primarily due to lower bonuses and accrued payroll, and an increase in prepaid expenses and other assets of $1.5 million. Operating cash flows in the thirty-nine weeks ended October 29, 2011 were favorably impacted by an increase in accounts payable related to inventory purchases of $38.8 million and a $6.7 million increase in deferred rent related to tenant improvement allowances associated with new store growth.

Net cash used in operating activities in the thirty-nine weeks ended October 30, 2010 was $11.1 million, which included net income of $7.2 million, plus noncash charges for depreciation and amortization expense and share-based compensation expense of $2.2 million. Operating cash flows in the thirty-nine weeks ended October 30, 2010 were favorably impacted by an increase in accounts payable related to inventory purchases of $38.1 million and a $1.8 million increase in deferred rent. These increases in operating cash flows for the thirty-nine weeks ended October 30, 2010 were offset by an increase in inventory of $52.4 million heading into the peak holiday season, a $3.7 million decrease in income taxes payable, an increase in accounts, landlord, and income taxes receivable of $2.8 million, and an increase in prepaid expenses and other assets of $1.2 million.

Cash Flows from Investing Activities

Net cash used in investing activities in the thirty-nine weeks ended October 29, 2011 and October 30, 2010 was $17.2 million and $5.8 million, respectively. Cash of $26.4 million and $7.2 million was used for purchases of property and equipment during the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. The increase in cash used in investing activities is primarily due to $22.8 million invested in new and existing stores during the thirty-nine weeks ended October 29, 2011, including six new store openings and one relocation during the thirty-nine weeks ended October 29, 2011. This compares to $1.9 million for store investments during the thirty-nine weeks ended October 30, 2010 when two new stores were opened and one was relocated. Additionally, $3.2 million was invested in information technology equipment and software during the thirty-nine weeks ended October 29, 2011 compared to $4.8 million during the thirty-nine weeks ended October 30, 2010. Distribution center improvements were $0.3 million and $0.5 million for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. The sale of property and equipment generated $9.1 million and $1.4 million of cash flows for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively, related to proceeds from the sale-leaseback of real estate related to new store construction.

Cash Flows from Financing Activities

Net cash used in financing activities was $2.9 million during the thirty-nine weeks ended October 29, 2011, while net cash provided by financing activities was $8.7 million during the thirty-nine weeks ended October 30, 2010. Cash of $6.9 million was used for the repurchase of common stock during the third quarter of fiscal 2011, while financing cash flows were favorably impacted by an excess tax benefit of $5.6 million related to the common stock repurchased and stock options exercised during the thirty-nine weeks ended October 29, 2011. On August 10, 2010, we completed an initial public offering which provided $30.0 million of net cash proceeds from the sale of our common stock. Cash of $20.0 million was used for the payment of dividends during the second quarter of fiscal 2010. Cash of $1.7 million and $1.1 million was used during the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively for payments on long-term debt. Cash of $0.2 million and $0.3 million was used for debt issuance costs during the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively, related to refinancing the revolving line of credit facility. Proceeds of $0.4 million were received during the thirty-nine weeks ended October 29, 2011 in connection with the exercise of stock options.

Existing Credit Facilities

Gordmans, Inc. is the borrower under a loan, guaranty and security agreement dated as of February 20, 2009, as amended from time to time thereafter, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) as agent and a lender and certain other lenders party thereto from time to time. Gordmans Stores, Inc., Gordmans Intermediate Holding Corp., Gordmans Distribution Company, Inc., Gordmans Management Company, Inc., and Gordmans, LLC are all guarantors under the loan agreement. The loan agreement provides a revolving line of credit facility for general working capital needs of up to $60.0 million with the ability to increase the maximum available borrowings under the facility to $80.0 million. The description which follows includes the terms of the fifth amendment to the loan agreement, which became effective June 1, 2011.

The revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on June 1, 2015. At October 29, 2011, we had no borrowings outstanding under our revolving line of credit facility and availability of $59.3 million, including letters of credit issued with an aggregate face amount of $0.7 million. There were no borrowings under the revolving line of credit facility during the thirty-nine weeks ended October 29, 2011.

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

The availability of the revolving line of credit facility is subject to a borrowing base, which is comprised of eligible credit card receivables, the liquidation value of eligible landed inventory, eligible distribution center inventory and the liquidation value of eligible in-transit inventory. The Company paid off the remaining obligation of $0.6 million on the $2.0 million equipment loan on May 25, 2011. The amended loan agreement allows us to obtain up to a $15.0 million equipment term loan.

We also entered into two financing arrangements to purchase software in fiscal 2010. Payments of $0.2 million, including interest at 2.6%, are due quarterly through March 2012 and payments of $41 thousand, including interest at 4.9%, are due quarterly through April 2012.

Contractual Obligations and Off-Balance-Sheet Arrangements

The following table summarizes our contractual obligations and commitments as of October 29, 2011:

	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
	(in 000’s)
Contractual Obligations:
Notes payable(1)	$432	$216	$216	$—	$—
Capital leases(2)	763	115	648	—	—
Operating leases(3)(4)	261,224	9,777	81,590	66,132	103,725
Revolving line of credit	—	—	—	—	—
Letters of credit	712	712	—	—	—

Total	$263,131	$10,820	$82,454	$66,132	$103,725

(1)	Represents obligations on our existing notes payable, including principal and interest.

(2)	Includes principal and interest payments on capital lease obligations.

(3)	Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds, but are not included in operating lease obligations.

(4)

Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 37% of lease expense for our retail stores in the thirty-nine weeks ended October 29, 2011.

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

Borrowings under the revolving line of credit facility bear interest at the base rate plus 0.75% (4.00% at October 29, 2011) with an option to bear interest at the LIBOR interest rate plus 2.00%. Borrowings under the revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $60.0 million. There were no borrowings outstanding under our revolving credit facility at October 29, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 29, 2011 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the purchase of shares of our own common stock made by or on behalf of us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended October 29, 2011:

	0000000		0000000	0000000	0000000
Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet be Purchased under the Plans or Programs (2)
July 31, 2011 – August 27, 2011	399,780	(1)	$17.21	—	—
August 28, 2011 – October 1, 2011	—		—	—	—
October 2, 2011 – October 29, 2011	—		—	—	—

Total	399,780		$17.21	—	—

(1)	Represent shares repurchased to cover tax withholdings related to restricted stock issued on August 11, 2011.

(2)	As of October 29, 2011, we do not have any authorization to repurchase stock in the open market nor any plans to do so.

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

Date: December 1, 2011

GORDMANS STORES, INC.

By:	/s/ JEFF GORDMAN
Jeff Gordman
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ MICHAEL D. JAMES
Michael D. James
Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer and Principal Accounting Officer)