Form 10-K
period 2012-01-28
Gordmans Stores, Inc.
filed 2012-03-29
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes ☐  No ☒

The aggregate market value of the registrant’s common stock at July 31, 2011 (based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on such date) held by non-affiliates of the registrant was approximately $95 million.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 28, 2012 was 19,315,664.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Gordmans Stores, Inc. definitive Proxy Statement for the 2012 Annual Meeting of the Shareholders to be held on May 23, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I

ITEM 1. BUSINESS

Our Company

Gordmans Stores, Inc. (the “Company”), incorporated in Delaware in August 2008, is an everyday value price department store retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories (including fragrances), footwear and home fashions. As of January 28, 2012, we operated 74 stores under the trade name “Gordmans” located in 16 primarily Midwestern states situated in a variety of shopping center formats, including regional enclosed shopping malls, lifestyle centers and power centers.

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

In August 2010, we completed an initial public offering of our common stock, including 3,214,286 shares sold by the Company and 2,142,857 shares sold by selling stockholders. Our common stock is listed on the NASDAQ Global Select Market under the symbol “GMAN.”

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

We believe that pursuing a product differentiation and cost leadership strategy concurrently sets us apart from our competitors and has been critical to our success. Fashion-infused, name brand apparel, footwear, and accessories synthesized with unique home fashions merchandise form the foundation of our merchandise differentiation strategy. The goal of delivering everyday value prices that are below the lowest sale prices of department and specialty stores drives our cost leadership strategy. The key aspects of our business strategy are as follows:

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

•

Outstanding Value Proposition.    From a cost leadership standpoint, it is our goal to offer everyday savings of up to 60% off department and specialty store regular ticketed prices. We believe we are able to achieve this goal because we procure merchandise from our vendors at a lower up front price by not requiring various allowances or imposing chargebacks that are common industry practices. We then pass those savings along to our guests by selling our merchandise at value prices every day. Many other retailers, including many of our competitors, agree to pay a higher initial price to their vendors, but then seek to offset that higher price by demanding various reimbursements and discounts. Such retailers carry their products at a higher ticketed retail price, but then sell the majority of their merchandise at a discount under various promotions and sales. Thus, while our all-in cost of merchandise, and the ultimate selling price to our guests, may be similar to that of our competitors, we offer our vendors and guests greater certainty of pricing, which we believe is attractive to both vendors and guests. Finally, opportunistic merchandise procurement strategies, which in conjunction with everyday value pricing define the off-price segment of the retailing industry, further enhance our value proposition. We undergo a due diligence process to validate our savings that includes verifying manufacturers’ suggested retail prices, obtaining retail prices provided by our vendor partners, examining retail prices on a variety of ecommerce sites and examining retail prices in competitor store locations.

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

Our Growth Strategy

We believe we are well positioned to leverage our unique selling proposition, scalable infrastructure and portable retail model to continue to capture market share and drive increased revenue and profitability. Our multi-pronged growth strategy is as follows:

•

Expand Store Base.    With a current store base of 74 stores, our objective is to increase our store base in excess of 10% annually. We believe that we can capitalize on both new market opportunities that are primarily contiguous to our current markets, as well as on selected opportunities to fill in existing markets. Therefore, in the near term, we intend to focus our expansion primarily within a 1,000 mile radius of our corporate headquarters in Omaha.

—

Our flexible store model is adaptable to a variety of shopping center developments, including enclosed regional shopping malls, lifestyle centers, power centers and redeveloped big boxes formerly occupied by other retailers. As part of our new store due diligence process, we employ a rigorous site selection methodology that typically evaluates, among other factors, population densities and growth rates, co-tenancy dynamics, retail sales per capita, traffic counts and household income.

—

We operate an efficient store model that allows us to pursue both new construction and second generation space opportunities that produce strong cash flow. We seek to achieve a payback on investment from new stores, which includes our build-out costs (net of landlord contributions), initial inventory (net of payables) and pre-opening expenses, within one to two years.

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

—

Capitalizing on the Underdeveloped Misses Apparel Business.    Although the overall size of the women’s apparel industry is significantly larger than that of juniors’ apparel, our women’s apparel sales for fiscal year 2011 were significantly less than that of juniors’ apparel. We believe that by narrowing the gap between women’s and juniors’ apparel, we would experience a noticeable increase in our comparable store sales performance at a total company level. The management team for this business was restructured within the past year, at which time the strategy was streamlined and refocused on a younger demographic consumer profile, leveraging the strength of the juniors’ apparel business in a strategically contiguous manner.

—

Developing Selected High Growth Potential Niche Businesses.    There are several niche businesses that we have been able to develop that we believe are underserved by the market, particularly by a majority of the other value-oriented retailers. These businesses include team apparel and related accessories, fashion jewelry, fragrances, special size apparel, pampered pet accessories, intimate apparel, decorative pillows, fashion rugs, legwear and handbags. We believe that these categories have substantial growth potential over the next few years, and that by employing the same expansion strategies that have generated success within our existing destination businesses, we can continue to expand these targeted categories as well.

—

Augmenting Our Brands Portfolio.    We have had tremendous success adding a significant number of national labels to our brands portfolio across all merchandise divisions. In conjunction with consolidation of the industry over the past several years, our increasing market leverage should enable us to continue to acquire targeted brands desired by our guests, as well as to satisfy guest demand with respect to underdeveloped existing brands.

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

—

Utilizing Our State-of-the-Art Merchandising System.    Upon the implementation of a new merchandising system in fiscal 2012, we will be able to elevate many of our processes, including business analytics, store optimization, and planning and allocation, and take full advantage of other technologies that we have implemented including point-of-sale, customer relationship management, planning and allocation, distribution, and markdown optimization. The new merchandising system, in concert with full utilization of other technologies, will provide the necessary support for us to pursue our growth plans and more effectively manage our existing store base.

•

Leverage Cost Infrastructure.    We intend to enhance our profit margins by leveraging economies of scale with respect to our cost infrastructure. Although we expect to experience some deleveraging in costs when we expand our distribution and logistics infrastructure in fiscal 2014, we believe that over a multi-year period our corporate overhead and distribution center costs will not increase at a rate proportionate with new and comparable store sales growth.

Recent Initiatives and Accomplishments

From 2004 to 2008, we expanded our store base by approximately 55%, adding a total of 23 stores after taking into account two relocations and three store closures. Due in part to the difficult economic environment, in fiscal year 2009 we opened only one store and opened only two new stores and relocated one store in fiscal 2010. As a result of our successful efforts on several key initiatives during this period to position us for sustainable long-term growth, we opened six new stores and relocated one store in fiscal 2011 and will open nine new stores in fiscal 2012. These initiatives included:

•

Management.    We strengthened the talent level throughout the organization, including within senior management, the merchandising and stores teams and other support functions. Several talent strategies involving the selection process, assessment tools, succession planning and engagement have facilitated our success in this area.

•

Merchandising.    Over the last several years we have executed several merchandising strategies, including: the acquisition and expansion of a significant number of national brands; the augmentation of our juniors’ apparel, young men’s apparel and home décor destination businesses; and the expansion of several underdeveloped, high growth business categories. In general, these businesses leverage our sourcing and design expertise, and seek to capitalize on perceived voids in the marketplace.

•

Marketing.    We have reengineered our marketing strategy to focus on branding Gordmans as a fun, unique and energetic shopping experience that clearly articulates our unique selling proposition in a humorous, memorable manner. In order to accomplish this objective, our media mix is more heavily weighted toward television advertising, which we believe is our most efficacious branding vehicle. We now employ continuous marketing throughout the year and recently launched a new branding campaign that we believe will articulate our unique selling proposition in a way that resonates with existing and prospective guests. Our in-house advertising capabilities provide us with the flexibility to dynamically deliver creative collateral.

•

Inventory Management.    Over the last four years, we developed, implemented and refined an innovative pricing optimization technology and process that utilizes pattern recognition technology to determine the appropriate time to mark down merchandise in order to maximize both gross profit and inventory utilization efficiency. We also developed a tool to repurchase high performing items utilizing this same technology. Finally, we have refined our location planning process to build and maintain merchandise plans by store, an approach that translates into assortments tailored to the individual needs of each store.

•

Enterprise and Business Intelligence Tools.    We made tremendous progress with respect to the implementation of our Oracle enterprise merchandising system, which will go live next quarter. This technology will provide much better business intelligence reporting tools, will enable more sophisticated merchandise allocation algorithms, will support multiple distribution centers and much more.

•

Warehouse Management System.    We implemented a warehouse management system that has increased the efficiency of our supply chain. Together with other systems, our warehouse management system allows us to track items continuously from the time of purchase order generation, through shipping, receiving, processing and store delivery, and has detailed truck-manifesting capabilities that improves the efficiency with which we plan store labor.

As a result of these initiatives, in conjunction with more efficiently leveraging our cost infrastructure and expanding our store base in fiscal 2011, we were able to improve sales and gross profit margin results in fiscal years 2011, 2010 and 2009. Total sales increased by 6.7% in fiscal 2011 compared to the total sales increases of 13.0% and 5.7% for fiscal years 2010 and 2009, respectively, while comparable store sales increased 0.7% in fiscal 2011 compared to comparable store sales increases of 8.4% and 4.6% for fiscal years 2010 and 2009, respectively. In addition, we significantly improved our gross profit margin in fiscal years 2011, 2010 and 2009 by 50 basis points, 100 basis points and 170 basis points, respectively, over the prior year.

Competition

We compete, to some degree, with all other retail formats: traditional department stores such as Macy’s and Dillard’s, national mid-tier chains including Kohl’s and J.C. Penney, discount stores including Target and Wal-Mart and specialty stores such as Old Navy. We differentiate ourselves from discount stores (such as Target and Wal-Mart, who generally offer discount store brands and private label merchandise at similar prices) primarily by offering department and specialty store name brands, by providing a more upscale shopping environment and by emphasizing apparel and apparel-related accessories within our assortments. Our everyday value price strategy and smaller, better-organized store layouts set us apart from the majority of department stores (such as Macy’s and Dillard’s, who offer a broad selection in a multi-department, multi-level, large store format).

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

We believe our differentiated selling proposition has enabled us to operate successfully in the same markets as our primary off-price, discount and department store competitors. For example, as of January 28, 2012, approximately 50% of our stores operated within one mile of a Kohl’s, 55% operated within one mile of a J.C. Penney and 64% operated within one mile of a Wal-Mart. As of January 28, 2012, a Wal-Mart operates within five miles of 100% of our stores, a Kohl’s is located within five miles of 89% of our stores, and a J.C. Penney is located within five miles of 76% of our stores.

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

Selection

Our merchandise selection includes a broad range of apparel, footwear, accessories (including fragrances), and home fashions products. Within apparel, we offer young men’s, men’s, juniors’, women’s, team, plus sizes, maternity and children’s clothing, which includes offerings for infants, toddlers, boys and girls. Our accessories business includes designer fragrances, intimate apparel, handbags, sunglasses, fashion jewelry, legwear and sleepwear. Our stores also feature a large home fashions section, which includes wall art, photo frames, accent furniture, accent lighting, candles, ceramics, vases, seasonal décor, floral and garden, gourmet food and candy, toys, luggage, pet accessories, housewares, decorative pillows, fashion rugs, bedding and bath.

The following information reflects the percentage of revenues by major product category as a percentage of net sales:

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
Apparel	54.3%	53.6%	52.6%
Home Fashions	28.0	27.8	28.7
Accessories (including fragrances)	17.7	18.6	18.7

Total	100%	100%	100%

Licensing Agreements

Destination Maternity Corporation.    In 2006, we executed a license agreement with Destination Maternity Corporation (“Destination Maternity”), a leading maternity retailer, to operate a maternity business in each of our stores. The license agreement expires on February 28, 2014 and contains automatic three-year extension terms and a one year notice period to cancel. The license agreement is for Destination Maternity’s flagship Motherhood Maternity® brand. The brand is positioned in the value segment of the industry, representing a broad selection of fashion-oriented merchandise at value prices, and is therefore an ideal fit for us.

DSW, Inc.    We have outsourced our footwear business since 1997, and in 2004 entered into a license agreement with DSW, Inc., a $2.0 billion specialty footwear retailer that sells a wide selection of designer and name brand footwear at everyday value prices. The license agreement expires on January 31, 2013 and contains automatic three-year extension terms and a six month notice period to cancel prior to the renewal periods.

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

Sourcing

We maintain long-term, mutually beneficial sourcing relationships with a large group of suppliers. In fiscal year 2011, we purchased merchandise from nearly 900 vendors, the largest of which comprised only 2.0% of total purchases. This diversification in our supplier base provides us with flexibility and negotiating leverage. We have become a preferred partner to the vendor community due to our transparent, streamlined and mutually profitable approach to the business.

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

Marketing Message and Creative Strategy

The foundation of our marketing message is ‘Save Up To 60% Off Everything Every Day.’ This pricing strategy is designed to significantly elevate the pricing dimension of our unique selling proposition and communicate it in a clear and compelling fashion, enabling our guests to reconcile the paradox to maintain their aspirational lifestyles in an affordable manner. ‘Save Up To 60% Off Everything Every Day’ is leveraged across all media, including television and particularly through in-store collateral such as fixture and focal wall signing, as well as print advertising. Our prices are clearly marked and always have the comparative retail selling price noted on the price tag and our receipt messaging displays the amount saved by shopping at Gordmans.

The television commercials are deployed in an ongoing continuity strategy in excess of 30 weeks per year, which represents a dramatic departure from our own traditional retail event strategies of the last decade. The creative messaging strategy for fiscal year 2011 continued to build upon the existing branding campaign to leverage viewer recall and further reinforce our savings message. These branding spots were supplemented with merchandise-driven spots to enhance key retail selling periods as well as to showcase our broad merchandise selection.

Our social and mobile media strategy works synergistically with our television, print, direct mail and email collateral. Through various promotions, dynamic content and exclusive offers, we are engaging our guests in a more targeted and personal fashion. In addition, we offer mobile campaigns that allow us to offer promotions and contact guests directly on their mobile devices as this medium continues to grow.

Our Stores

As of January 28, 2012, we operated 74 stores in 16 primarily Midwestern states with a total of 4.3 million square feet and an average store size of 57,600 square feet. The stores are comprised of 57 prototype locations with an average age and size of seven years and 54,500 square feet, respectively, and 17 legacy locations with an average age and size of 23 years and 68,400 square feet, respectively. The average age of all stores, including prototype and legacy locations is 10 years. Of our 74 locations, 68 were comparable stores in fiscal 2011, which we define as stores that have been open at least 16 months.

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

State	Stores	State	Stores	State	Stores
Arkansas	2	Kentucky	2	Nebraska	7
Colorado	5	Minnesota	3	Oklahoma	5
Iowa	9	Mississippi	1	South Dakota	2
Illinois	11	Missouri	11	Tennessee	2
Indiana	4	North Dakota	2	Wisconsin	4
Kansas	4

Our 50,000 square foot store model features an easy-to-shop, dual racetrack layout designed to facilitate easy navigation throughout the store as well as to maximize aisle real estate. The open, contemporary floor plan provides a visual roadmap of the entire store from the entrance and provides us with the flexibility to easily expand and contract departments in response to consumer demand and preferences, seasonality and merchandise availability. Other features of the store model include unique entertainment elements such as Gordmans Giggles, a children’s theater, and Gordmans Grandstand, a sports-themed seating area and punctuation points identified by unique fixtures, overhead elements and flooring accentuate specialized merchandise, lifestyle presentations and key items. Virtually our entire inventory is displayed on the selling floor.

Information Technology

We believe that use of technology is extremely important to our business and have made a significant number of technology investments over the last several years, integrating business processes and technology to facilitate growth, efficiency and risk mitigation. We acquire perpetual licenses or subscriptions to use this technology and own few proprietary software applications. We generally pay annual maintenance fees in order to maintain the most current versions of the software and to receive technical support.

Investments have been made preparing for the implementation of Oracle’s Retail Merchandising System (“RMS”) in fiscal 2012, which is industry-leading software that will elevate many of our processes including business analytics, store optimization, and planning and allocation. As we execute our growth strategy, RMS will allow us to more efficiently allocate and utilize our inventory, leverage our cost infrastructure and analyze our business.

Our point-of-sale system enhances the guest experience by optimizing the speed and ease of the checkout process. The system makes extensive use of smart barcodes to eliminate the need for cashier intervention in the processing of promotions. These barcodes also facilitate the tracking of promotional effectiveness, ensuring compliance and reducing fraud. We also make significant use of wireless handheld terminals in our retail locations to expedite the processing of markdowns and measure markdown compliance. To better optimize store payroll, we implemented a time and attendance system in all locations and built upon this platform in 2010 and 2011 with a store labor-scheduling system to more efficiently align payroll resources with both workflow and store traffic patterns.

Advanced planning and allocation applications have allowed us to better control inventory and ensure a consistent merchandise receipt flow. Systems also facilitate the creation of location-specific sales, inventory and receipt plans at a detailed level, which seamlessly integrate with our allocation system. Of particular note are a suite of applications and processes pertaining to markdown optimization as well as re-buying and replenishment. These applications use sophisticated pattern recognition algorithms to simulate multiple pricing and sales scenarios dynamically, automatically generating price changes to maximize profitability. Where it calculates that demand will outstrip supply, the system generates repurchase recommendations by item by store.

A warehouse management system has already increased the efficiency of our supply chain. Whereas the legacy application required extensive paper-based processing and manual key-entry, the new radio-frequency based system allows us to shorten the time it takes merchandise to reach the sales floor and to monitor the flow of goods more granularly and accurately. Together with other systems, our warehouse management system allows us to track items continuously from the time of purchase order generation, through shipping, receiving, processing and store delivery, and has detailed truck-manifesting capabilities that will improve the efficiency with which we plan store labor.

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

In 2012, we are evaluating additional investment to enhance our ecommerce strategy, including the expansion of our merchandise selection available through our website, improving the user experience for the growing number of guests who shop online, and strengthening our back-end processes to create a seamless delivery of merchandise to our guests while creating cost efficiencies.

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

Our secondary distribution center is a 140,000 square foot warehouse located approximately four miles from our primary distribution center. This facility relieved the shipping and hardlines staging limitations we faced in our primary distribution center and will support our planned growth through 2014. This facility enables us to serve up to 36 additional stores and will support chain-wide expansion to approximately 110 stores.

Our combined distribution centers processed 59.0 million units in fiscal year 2011, which represented a 2.7% increase from the previous year.

Associates

As of January 28, 2012, we employed approximately 500 salaried associates and 4,400 hourly associates, the latter of which includes approximately 3,400 part-time associates. None of our associates are unionized, nor have we ever suffered from a work stoppage. We offer competitive compensation and attractive benefit plans to our full-time associates who meet eligibility requirements. Our benefits include medical insurance; dental insurance; basic and supplemental life insurance; short-term and long-term disability insurance; medical and dependent care flexible spending accounts; a 401(k) savings plus plan; up to four weeks of vacation; eight paid holidays; and a 20% associate discount on purchases in our stores.

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

Intellectual Property

We currently own five trademarks including: ; Gordmans; Something Unexpected; Give the Unexpected; and Something Unexpected. We believe that the recognition associated with our trademarks makes them valuable to our business.

Available Information

Our website address is www.gordmans.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish such material to the Securities and Exchange Commission. Such reports can be accessed through the investor relations section of our website. The information on our website, whether currently posted or in the future, is not part of this or any other report we file with or furnish to the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Our business is sensitive to consumer spending and general economic conditions, and an economic slowdown could adversely affect our financial performance.

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

Our business is highly dependent upon our ability to identify and respond to new and changing fashion and style trends, guest preferences and other related factors, and our inability to identify and respond to these new trends may lead to inventory markdowns and write offs, which could adversely affect our brand image and results of operations.

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

Our sales and profitability fluctuate on a seasonal basis.

Our business is affected by the seasonal pattern common to most retailers. Historically, our highest net sales occur during the fourth quarter, which includes the holiday selling season. Any significant decrease in net sales during the holiday season would have a material adverse effect on our business, our financial condition and our results of operations. In addition, in order to prepare for this season, we must order and keep in stock significantly more merchandise than we carry during other parts of the year. This inventory build-up in both the third and fourth quarters may require us to expend cash faster than we generate by our operations during this period and to borrow on our revolving line of credit facility. Any unanticipated decrease in demand for our merchandise during this peak shopping season could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, profitability, ability to repay any indebtedness and our brand image with guests.

We face intense competition in the retail industry.

We face substantial competition for guests from regional and national department stores, specialty stores, discount stores, mid-tier stores and off-price retail chains. We compete on the basis of a combination of factors, including among others, price, breadth, quality and style of merchandise offered, in-store experience, level of guest service, ability to identify and offer new and emerging fashion trends and brand image. Many of these competitors are larger and have significantly greater financial and marketing resources than we do. Many of our competitors also generate ecommerce sales, and although we do have certain of our merchandise assortment available for sale on our website, we do not currently sell our full merchandise assortment online. Accordingly, we may face periods of intense competition in the future which could have a material adverse effect on our profitability and results of operations. We may not be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our profitability and results of operations.

Our inability to maintain or improve levels of comparable store sales could cause our stock price to decline.

Comparable store sales are an important indicator of current operating performance, with higher comparable store sales helping us to leverage certain of our fixed expenses and positively impact our operating results. We may not be able to maintain or improve the levels of comparable store sales that we have experienced in the past.

We experienced a 0.7% comparable sales increase in fiscal year 2011, and our annual comparable store sales have ranged from a decrease of 4.5% to an increase of 8.4% during the past five fiscal years. If our future comparable store sales decline or fail to meet market expectations, the price of our common stock could decline. In addition, the aggregate results of operations of our stores have fluctuated in the past and will fluctuate in the future. A variety of factors affect comparable store sales, including fashion trends, competition, current national and regional economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, inventory shrinkage, the success of our multi-channel marketing programs, the timing and level of markdowns and weather conditions. In addition, many retailers have been unable to sustain high levels of comparable store sales growth during and after periods of substantial expansion. These factors may cause our comparable store sales results to be materially lower than in recent periods and our expectations, which could adversely affect our profitability and results of operations and result in a decline in the price of our common stock.

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

We utilize several types of advertising media, including newspaper inserts. However, the newspaper business is under increasing economic pressure, and the demise of certain newspapers would jeopardize an important distribution method for our advertising. As such, we will continue to allocate a greater portion of our advertising budget to television, mobile, email and social as these mediums continue to grow.

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

Our footwear business is currently operated under a license agreement with DSW, Inc., and our maternity business is currently operated under a license agreement with Destination Maternity Corporation for its Motherhood Maternity® brand. In both instances, we receive a license fee equal to a specified percentage of net footwear and maternity revenue. Our total license fee income in fiscal year 2011 was $6.7 million, or approximately 3% of our gross profit. If either DSW or Destination Maternity is unable or unwilling to continue to act as our licensee or supply us with our desired level of inventory, we could suffer a loss of income and guest traffic until such time as we are able to replace these licensees or to establish the structure to manage these businesses directly.

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

We have two distribution facilities and if we encounter difficulties associated with our distribution facilities or if either facility were to shut down for any reason, we could face shortages of inventory that would have a material adverse effect on our business operations and harm our reputation.

Our two distribution facilities are located in Omaha, Nebraska. Our distribution facilities support our entire business. The majority of our merchandise is shipped to the distribution facilities from our vendors, and then packaged and shipped from our distribution facilities to our stores. The success of our stores depends on their timely receipt of merchandise. The efficient flow of our merchandise requires that we have adequate capacity in our distribution facilities to support our current level of operations, and the anticipated increased levels that may follow from our growth plans. If we encounter difficulties associated with our distribution facilities or if either were to shut down for any reason, including by fire or natural disaster, even though we have a disaster recovery and business continuity plan that provides for off-site merchandise processing capability in the event of a disruption, we could face shortages of inventory, resulting in temporary out-of-stock conditions in our stores, as well as incur significantly higher costs and longer lead times associated with distributing merchandise to our stores, which could have a material adverse effect on our business and harm our reputation.

We may from time to time seek to lease new facilities or vacate existing facilities as our operations require. Appropriate locations or financing for the purchase or lease of such additional real estate may not be available at reasonable costs or at all. Our failure to secure additional distribution capacity when necessary could impede our growth plans.

We rely upon independent third-party transportation providers for substantially all of our merchandise shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.

We currently rely upon independent third-party transportation providers for substantially all of our merchandise shipments, including shipments to and from all of our stores. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices (which would increase our shipping costs), labor availability, labor strikes and inclement weather, which may impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current third-party transportation providers which in turn would increase our costs.

Our growth strategy is dependent on a number of factors, any of which could strain our resources or delay or prevent the successful penetration into new markets.

Our growth strategy is partially dependent on opening new stores and operating them profitably. Additional factors required for the successful implementation of our growth strategy include, but are not limited to: obtaining desirable store locations, negotiating acceptable leases, completing projects on budget, supplying proper levels of merchandise and successfully hiring and training store managers and sales associates. In order to optimize profitability for new stores, we must secure desirable retail lease space when opening stores in new and existing markets. We must choose store sites, execute favorable real estate transactions, hire competent personnel and effectively open and operate these new stores. We historically have received developer funding for store build outs, which offset certain capital expenditures we must make to open a new store. If developer funding ceases to be available to us in the future or decreases, or if we experience cost overruns in completing our store build outs, opening new stores would require more capital outlay, which could adversely affect our ability to continue opening new stores.

To the extent we open stores in new markets, if our stores in these markets experience lower than planned net sales and operating results, this would not only adversely impact our sales and operating results but could also impact our ability to continue opening new stores in these markets and other new markets. Further, it could require increased advertising expenses in these markets or the need to relocate underperforming stores either within or outside their current location. To the extent we open new stores in markets where we have existing stores, our existing stores in those markets may experience reduced net sales. Our planned growth will also require additional infrastructure for the development, maintenance and monitoring of those stores. In addition, if our current management systems and information systems are insufficient to support this expansion, our ability to open new stores and to manage our existing stores would be adversely affected. If we fail to continue to improve our infrastructure, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing stores.

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

In addition, we may now and in the future implement new systems to increase efficiencies and profitability. To manage growth of our operations and personnel, we will need to continue to improve and expand our operational and financial systems, transaction processing, internal controls and business processes. When implementing or changing existing processes, we may encounter transitional issues and incur substantial additional costs associated with investments in information technology. Specifically, we are working to implement Oracle’s RMS in 2012 to elevate and more efficiently perform many of our critical processes, including business analytics, store optimization, and planning and allocation. Failure to properly implement RMS could harm our ability to effectively operate our business.

System security risk issues could disrupt our internal operations or information technology services, and any such disruption could harm our net sales, increase our expenses and harm our reputation.

Experienced computer programmers and hackers, or even internal users, may be able to penetrate our network security and misappropriate our confidential information or that of third parties, including our guests, create system disruptions or cause shutdowns. In addition, associate error, malfeasance or other errors in the storage, use or transmission of any such information could result in a disclosure to third parties outside of our network. As a result, we could incur significant expenses addressing problems created by any such inadvertent disclosure or any security breaches of our network. This risk is heightened because we collect and store guest information, including certain credit card information, and use certain guest information for marketing purposes. Any compromise of guest information could subject us to guest or government litigation and harm our reputation, which could adversely affect our business and growth. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures or breaches. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with the outsourced services, could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.

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

In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, changes in federal and state minimum wage laws could raise the wage requirements for certain of our associates, which would likely cause us to reexamine our entire wage structure for stores. Other laws related to employee benefits and treatment of associates, including laws related to limitations on associate hours, supervisory status, leaves of absence, mandated health benefits or overtime pay, could also negatively impact us, such as by increasing compensation and benefits costs for overtime and medical expenses. Changes in tax laws could increase or decrease tax payments we are required to make impacting the profitability of our business.

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

We have, and will continue to have, significant lease obligations. As of January 28, 2012, our minimum annual rental obligations under long-term operating leases for fiscal years 2012 and 2013 are $41.2 million and $41.9 million, respectively. Our lease obligations could have other important consequences to you and significant effects on our business. For example, it could:

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

In addition, an exposure draft issued in 2010 by the Financial Accounting Standards Board (“FASB”), together with the International Accounting Standards Board, proposes a comprehensive set of changes in generally accepted accounting principles (“GAAP”) for leases. The current exposure draft, which is not expected to be finalized and issued until late 2012 or early 2013, would have a significant impact on our financial statements, including our results of operations. The current exposure draft form would require us to recognize our right to use leased assets and the related rent payments obligations on the balance sheet and would generally require the recognition of higher expense early in the lease term as opposed to equally over the lease term. The proposed lease accounting standard could also potentially impact our evaluation of lease terms and how we structure our future store leases.

Our loan agreement may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our loan agreement contains limitations on our ability to:

•	incur additional indebtedness other than an equipment term loan up to $15 million;

•	create liens on assets;

•	engage in mergers, consolidations, liquidations and dissolutions;

•	sell assets (including pursuant to sale leaseback transactions);

•	pay consulting fees, dividends and distributions or repurchase capital stock;

•	make investments (including acquisitions), loans, or advances;

•	engage in certain transactions with affiliates; and

•	implement changes in our lines of business.

In addition, our loan agreement requires us to maintain minimum excess availability equal to at least 10% of the weekly borrowing base, or $6.0 million (would increase to up to $8.0 million should the Company choose to increase the maximum available borrowings from $60.0 million to $80.0 million). The loan agreement also prohibits the making of capital expenditures in any fiscal year in excess of $25.0 million, excluding capital expenditures for new stores that are reimbursed by the landlord.

A failure by us or our subsidiaries to comply with these covenants would result in an event of default under such indebtedness. Upon an event of default, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the loan agreement. If any of our indebtedness were to be accelerated, it would adversely affect our ability to respond to changes in our business and manage our operations. In addition, upon an acceleration, there can be no assurance that our assets would be sufficient to repay the accelerated indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern. Further, our loan agreement contains, and agreements evidencing or governing other future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our best long-term interests.

Our results may be adversely affected by fluctuations in energy costs.

Energy costs, including transportation fuel costs, have fluctuated dramatically in the past and may continue to be volatile. These fluctuations may result in an increase in our transportation costs for distribution and utility costs for our retail stores and distribution centers. A continual rise in energy costs could also adversely affect consumer spending and demand for our merchandise and increase our operating costs, both of which could have a material adverse effect on our financial condition and results of operations.

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

Pursuant to a registration agreement, Sun Gordmans, LP and certain other investors have the right, on an unlimited number of occasions, to demand that we register under the Securities Act of 1933, as amended, shares of our common stock held by such investors, subject to certain limitations. In addition, Sun Gordmans, LP and the other investors party to the registration agreement are entitled to piggyback registration rights with respect to the registration of shares of our common stock. Also, subject to compliance with the federal securities laws, all of our outstanding shares may be sold on the open market following the expiration of any applicable lock-up period. By exercising their registration rights or otherwise selling a large number of shares on the open market, these holders could cause the price of our common stock to decline.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our Board of Directors. These provisions include:

•	a classified Board of Directors so that not all members of our Board of Directors are elected at one time;

•

authorization to issue undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•	prohibition on stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	requirement that two-thirds of our stockholders approve amendments to our amended and restated certificate of incorporation or amended and restated bylaws;

•	requirement that special meetings of our stockholders may only be called by a resolution adopted by a majority of our directors then in office;

•	authority of our Board of Directors to make, alter, or repeal our amended and restated bylaws; and

•	advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

We are a controlled company within the meaning of the rules of The NASDAQ Stock Market, and, as a result, we rely upon exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

As of March 23, 2012, Sun Gordmans, LP held approximately 69% of our common stock and total voting power and, as such, we are a controlled company under The NASDAQ Stock Market corporate governance listing standards. As a controlled company, certain exemptions under The NASDAQ Stock Market listing standards exempted us from the obligation to comply with certain of the NASDAQ Stock Market corporate governance requirements, including:

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

Shares of our common stock were sold in our initial public offering in August 2010 at a price of $11.00 per share. Our common stock has traded as high as $23.24 and low as $9.26 during the period from our initial public offering to January 28, 2012. There has been a public market for our common stock for only a short period of time. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to implement our growth strategy. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, including the development and sustainability of an active trading market for our common stock, future sales of our common stock by significant stockholders, officers and directors, the financial projections we may provide to the public and any changes to these projections or our failure to meet these projections, and the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission or ratings downgrades by any analysts who follow our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. As of January 28, 2012, we operated 74 stores in 16 primarily Midwestern states. All of our stores are leased from third parties and the leases typically have base lease terms of 10 years with one or more renewal options. Leases may contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions or co-tenancy violation provisions. Our 78,000 square foot corporate headquarters building is located in Omaha, Nebraska and is leased under an agreement expiring in 2014, with an option to renew for an additional five years. Our 380,000 square foot distribution center also is located in Omaha and is leased under an agreement expiring in 2028, with options to renew for four additional five year periods. We also operate a 140,000 square foot secondary distribution center located in Omaha, Nebraska approximately four miles from our primary distribution center. This facility is leased under an agreement expiring in May 2016. We believe that all of our current facilities are in good condition and are suitable and adequate for our current needs. We may from time to time lease new facilities or vacate existing facilities as our operations require, including in connection with opening new stores.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various legal claims and proceedings which arise in the ordinary course of our business involving claims incidental to our business, including employment related claims. Although the outcome of these claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these claims will have a material adverse effect on our results of operations, financial condition or cash flow.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock began trading on August 5, 2010 on The NASDAQ Global Select Market under the symbol “GMAN”. Prior to that date, there was no public market for our common stock. As of March 23, 2012, there were nine holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth, for fiscal year 2011 and the fiscal quarters of 2010 indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

	Price Range
Fiscal Year 2011:	High	Low
First Quarter	$19.74	$13.32
Second Quarter	$23.24	$15.23
Third Quarter	$18.74	$11.18
Fourth Quarter	$15.71	$11.42
Fiscal Year 2010:
Third Quarter (commencing August 5, 2010)	$12.29	$9.26
Fourth Quarter	$18.92	$10.03

The closing sales price of our common stock on The NASDAQ Global Select Market was $20.47 per share on March 23, 2012.

Stock Price Performance Graph

The following stock performance graph and table compares cumulative total shareholder return on our common shares since our initial public offering on August 5, 2010 with the return on the NASDAQ Composite and the Standard and Poor’s (“S&P”) Retail Index. Returns are based upon the premise that $100 is invested in each of (a) our common stock, (b) the NASDAQ Composite and (c) the S&P Retail Index on August 5, 2010, and that all dividends, if any, were reinvested.

	8/5/10	10/31/10	1/29/11	4/30/11	7/30/11	10/29/11	1/28/12
Gordmans Stores, Inc.	$100.00	$91.18	$132.82	$170.82	$163.00	$129.73	$132.55
NASDAQ Composite	$100.00	$109.35	$117.17	$125.31	$127.40	$126.51	$122.83
S&P Retail Index	$100.00	$111.91	$119.64	$129.68	$129.36	$130.01	$133.88

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

Dividend Policy

Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements, contractual restrictions, compliance with current and future agreements governing our indebtedness, restrictions imposed by applicable law and other factors our board of directors deems relevant. Because we are a holding company, our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness.

In December 2009, we issued a special dividend of $0.97 per share of common stock on all of our issued and outstanding shares in an amount equal to, in the aggregate, $15.0 million. In June 2010, we issued a special dividend of $1.29 per share of common stock on all of our issued and outstanding shares in an amount equal to, in the aggregate, $20.0 million. No dividends were issued in fiscal 2011.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial and operating data as of the dates and for the periods indicated. The operations and cash flow data for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 and the balance sheet data as of January 28, 2012 and January 29, 2011 have been derived from our audited consolidated financial statements for such fiscal years included elsewhere in this Annual Report on Form 10-K, which were audited by Grant Thornton LLP, an independent registered public accounting firm. The statements of operations, other financial and operating data, and balance sheet data for the fiscal years ended January 31, 2009 and February 2, 2008 and the balance sheet data as of January 30, 2010, January 31, 2009 and February 2, 2008 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

On September 17, 2008, shareholders of Gordmans, Inc. sold 100% of the outstanding stock of Gordmans, Inc. to Midwest Shoppes Intermediate Holding Corp. (“Midwest Shoppes”), an affiliate of private equity firm Sun Capital Partners, Inc. (“Sun Capital”), through a merger of Gordmans, Inc. with Midwest Shoppes Integrated, Inc., a direct wholly owned subsidiary of Midwest Shoppes. Gordmans, Inc. was the surviving entity of the merger. Midwest Shoppes subsequently changed its name to Gordmans Intermediate Holding Corp, and is owned by Gordmans Stores, Inc., which we refer to as the “Successor.” The Successor was formed as a Delaware corporation in 2008 for the sole purpose of acquiring Gordmans, Inc. and had no prior operations. As a result of the transaction (the “Sun Capital Transaction”), a new basis of accounting was created effective September 18, 2008. We refer to Gordmans, Inc. prior to the Sun Capital Transaction as the “Predecessor” or “Predecessor Company.” The periods prior to the Sun Capital Transaction are referred to as the “Predecessor periods” and the periods following the Sun Capital Transaction are referred to as the “Successor periods.” Our 2008 fiscal year is therefore divided into a Predecessor period from February 3, 2008 through September 17, 2008 and a Successor period from September 18, 2008 through January 31, 2009. Due to the significance of the Sun Capital Transaction and related transactions, our capitalization and cost structure changed. Therefore, the financial information, other than net sales, license fees, cost of sales, and gross profit, for all Successor periods are not comparable to that of the Predecessor periods presented in the table which follows.

You should read the following information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes thereto, included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	(in 000’s except store count and share data)
	Successor					Predecessor
	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010	136 Days Ended January 31, 2009		228 Days Ended September 17, 2008		Year Ended February 2, 2008
Statement of Operations Data:
Net sales	$551,476	$517,001	$457,533	$188,458		$244,212		$437,070
License fees from leased departments	6,670	6,321	5,679	2,103		3,362		5,433
Cost of sales	(316,167)	(299,060)	(269,177)	(116,410)		(145,668)		(268,086)

Gross profit	241,979	224,262	194,035	74,151		101,906		174,417
Selling, general and administrative expenses	(201,084)	(198,302)	(167,842)	(66,100)		(104,433)		(169,195)

Income / (loss) from operations	40,895	25,960	26,193	8,051		(2,527)		5,222
Interest expense, net	(610)	(744)	(1,052)	(697)		(822)		(1,937)

Income / (loss) before taxes	40,285	25,216	25,141	7,354		(3,349)		3,285
Income tax (expense) / benefit	(15,112)	(9,618)	(9,273)	(2,616)		998		(1,168)

Net income / (loss)	$25,173	$15,598	$15,868	$4,738		$(2,351)		$2,117

Earnings (loss) per share:
Basic	$1.32	$0.91	$1.02	$0.31		$(0.14)		$0.13
Diluted	1.30	0.89	0.99	0.31		(0.14)		0.13
Weighted average shares outstanding:
Basic	19,098,377	17,212,019	15,488,800	15,488,800		16,597,100		16,610,300
Diluted	19,370,290	17,454,458	16,036,422	15,488,800		16,611,040		16,703,342

Other Financial and Operating Data:
Comparable store sales growth(1)	0.7%	8.4%	4.6%	—	%(2)	—	%(2)	1.4%
Store count, end of year	74	68	66	65		65		63
Average store sales(3)	$7,452	$7,603	$6,932	$2,899		$3,757		$6,938
Capital expenditures(4)	18,122	7,789	3,643	(7,651)		8,507		9,826
Dividends per share	—	1.29	0.97	—		—		—

Balance Sheet Data (at period end):
Cash and cash equivalents	$35,413	$29,368	$16,601	$5,218				$5,222
Working capital	60,329	36,526	16,163	11,791				21,152
Total assets	162,613	125,134	92,118	77,859				109,075
Total long-term obligations(5)	844	2,888	1,513	—				13,576
Total stockholders’ equity	77,723	52,053	25,949	24,738				40,440

(1)	We consider all stores opened for at least 16 months as of the end of the reporting period as comparable stores.

(2)	The Sun Capital Transaction did not impact net sales. Therefore, comparable store sales decreased 4.5% for the combined periods ending January 31, 2009.

(3)	Average store sales are calculated as net sales divided by the store count at the end of each fiscal year.

(4)	Capital expenditures are net of proceeds from the sale-leaseback of real estate related to new store construction and store remodels of $13.0 million, $1.2 million, $0.2 million, $9.5 million, $21 thousand, and $1.8 million, respectively, for the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010, the 136 days ended January 31, 2009, the 228 days ended September 17, 2008, and the fiscal year ended February 2, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Expenditures.” Capital expenditures for the fiscal year ended January 28, 2012 include capital expenditures of $5.5 million, which are net of landlord reimbursement of $1.9 million, for new stores opening in the fiscal year ending February 2, 2013.

(5)	Consists of current and noncurrent portions of long-term debt and capital leases

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

This discussion contains forward-looking statements that are based on the beliefs of, as well as assumptions made by and information currently available to, our management. Actual results, including but not limited to those discussed in the section entitled “Risk Factors,” could differ materially from those discussed in or implied by forward-looking statements as a result of various factors.

Executive Overview

Gordmans is an everyday value price department store retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories (including fragrances), footwear and home fashions. The origins of Gordmans date back to 1915, and as of January 28, 2012, we operated 74 stores in 16 primarily Midwestern states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

Our expansion strategy includes opening nine new stores in fiscal 2012 in four new markets after opening six new stores in fiscal 2011 in two new markets. In future years, our objective is to increase our store base in excess of 10% annually.

In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales and comparable store sales and other individual store performance factors, gross profit and selling, general and administrative expenses.

Net Sales.    Net sales reflect our revenues from the sale of our merchandise less returns and discounts and exclusive of sales tax. Net sales include comparable store sales and non-comparable store sales. Fiscal years 2011, 2010 and 2009 represent fifty-two week years ended January 28, 2012, January 29, 2011 and January 30, 2010, while fiscal year 2012 will represent a fifty-three week year ending February 2, 2013.

Comparable Store Sales.    Comparable store sales have been calculated based upon stores that were open at least 16 months as of the end of the reporting period. We also review the average sale per transaction and comparable store transactions. Comparable store sales are an important indicator of current operating performance, with higher comparable store sales helping us to leverage certain of our fixed expenses and positively impact our operating results.

Gross Profit.    Gross profit is equal to our net sales minus cost of sales, plus license fee income generated from sales of footwear and maternity apparel in our leased departments. Costs of sales include the direct cost of purchased merchandise, inventory shrinkage, inventory write-downs and inbound freight to our distribution center. Gross margin measures gross profit as a percentage of our net sales. Our gross profit may not be comparable to other retailers, as some companies include all of the costs related to their distribution network in cost of sales while others, like us, exclude a portion of these costs from cost of sales and include those costs in selling, general and administrative expenses. Our gross margin is evaluated in terms of initial markup and the amount of markdowns, with higher initial markup and lower markdowns positively impacting our operating results.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include all operating costs not included in cost of sales. These expenses include payroll and other expenses related to operations at our corporate office, store expenses, occupancy costs, certain distribution and warehousing costs, depreciation and amortization and advertising expense. Selling, general and administrative expenses as a percentage of net sales is generally higher in lower sales volume periods and lower in higher sales volume periods. Our ability to manage store level and certain other operating expenses directly impacts our operating results.

Overview

Net income for fiscal year 2011 was $25.2 million, a $9.6 million, or 61.4%, increase from net income of $15.6 million for fiscal year 2010. The increase in net income was primarily due to higher net sales and a higher gross profit margin, partially offset by higher selling, general and administrative expenses. In addition, in 2010 we incurred $10.6 million of non-recurring expenses related to our initial public offering.

The Company experienced a 0.7% increase in comparable store sales in fiscal 2011 primarily driven by a 2.1% increase in comparable store sales in the fourth quarter of fiscal 2011, our Company’s largest quarter for sales. The 0.7% increase in comparable store sales in fiscal 2011 followed the strong comparable store sales increases of 8.4% and 4.6% we experienced in fiscal 2010 and fiscal 2009, respectively. Our gross profit margin continued to improve in fiscal 2011 with a 50 basis point improvement in fiscal 2011 over fiscal 2010 (on top of a 100 basis improvement the prior year), a result of our continued focus on negotiating the best up-front net pricing from vendors and our innovative pricing optimization technology. Higher selling, general and administrative expenses primarily resulted from higher store expenses, pre-opening expenses and depreciation expense associated with the six new stores opened in fiscal year 2011, partially offset by $10.6 million of non-recurring expenses incurred in fiscal year 2010 related to the initial public offering completed on August 10, 2010. We continue to effectively manage our store level expenses and more efficiently leverage our cost infrastructure. Despite today’s uncertain economic environment, we believe we have the opportunity to capture both discount store shoppers that desire to trade up as well as department and specialty store shoppers that desire better value every day.

Non-GAAP Financial Measures.    The following information provides reconciliations of non-GAAP financial measures to the most comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We have provided non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as information supplemental and in addition to the financial measures presented in accordance with GAAP. Such non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented. These non-GAAP financial measures may differ from similar measures used by other companies. We define non-GAAP as reported amounts for the periods presented excluding the effects of one-time, pre-tax expenses related to our initial public offering, principally fees associated with the termination of our consulting agreement with an affiliate of Sun Capital. These non-GAAP financial measures provide an understanding of our financial measures adjusted to exclude the effect of the expenses described above. These non-GAAP financial measures assist in making a ready comparison of our financial measures for fiscal year 2011 against the Company’s results for fiscal year 2010 excluding the effects of one-time, pre-tax expenses related to our initial public offering.

	GAAP Basis As Reported	Amounts Adjusted		Non-GAAP Basis As Adjusted
	(in 000’s)
Corporate expenses(1)	$39,966	$(10,589	)(2)	$29,377
Selling, general and administrative expenses	198,302	(10,589	)(2)	187,713
Income before taxes	25,216	10,589	(2)	35,805
Net income	15,598	6,752	(3)	22,350

(1)	Corporate expenses are included in selling, general and administrative expenses in the consolidated statements of operations.
(2)	Amount represents expenses of $10.6 million related to the initial public offering including payments to an affiliate of Sun Capital of $7.5 million for termination of the consulting agreement and $0.6 million in transaction consulting fees and bonus payments of $2.5 million to certain of our executive officers triggered upon the successful completion of our initial public offering.
(3)	Amount represents the net of tax impact of $10.6 million of expenses related to the initial public offering.

Basis of Presentation and Results of Operations

Basis of Presentation

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. All references in these financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal years 2011, 2010 and 2009 represent fifty-two week years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

Results of Operations

The following table contains results of operations data for fiscal years 2011, 2010 and 2009.

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
		(in 000’s)
Statements of Operations Data:
Net sales	$551,476	$517,001	$457,533
License fees from leased departments	6,670	6,321	5,679
Cost of sales	(316,167)	(299,060)	(269,177)

Gross profit	241,979	224,262	194,035
Selling, general and administrative expenses	(201,084)	(198,302)	(167,842)

Income from operations	40,895	25,960	26,193
Interest expense, net	(610)	(744)	(1,052)

Income before taxes	40,285	25,216	25,141
Income tax expense	(15,112)	(9,618)	(9,273)

Net income	$25,173	$15,598	$15,868

The table below sets forth the components of the consolidated statements of income as a percentage of net sales.
	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
License fees from leased departments	1.2	1.2	1.2
Cost of sales	(57.3)	(57.8)	(58.8)

Gross profit	43.9	43.4	42.4
Selling, general and administrative expenses	(36.5)	(38.4)	(36.7)

Income from operations	7.4	5.0	5.7
Interest expense, net	(0.1)	(0.1)	(0.2)

Income before taxes	7.3	4.9	5.5
Income tax expense	(2.7)	(1.9)	(2.0)

Net income	4.6%	3.0%	3.5%

Fiscal Year 2011 Compared to Fiscal Year 2010

Net Sales

Net sales for fiscal year 2011 increased $34.5 million, or 6.7%, to $551.5 million as compared to $517.0 million for fiscal year 2010. This increase was primarily the result of a $30.7 million increase in non-comparable store sales due to the opening of six new stores in fiscal 2011 and two new stores in fiscal 2010. Comparable store sales increased $3.5 million, or 0.7%, primarily due to a 1.5% increase in the average sale per transaction, partially offset by a 0.9% decrease in comparable transactions.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for fiscal year 2011 increased $0.4 million, or 5.5%, to $6.7 million as compared to $6.3 million for fiscal year 2010.

Gross Profit

Gross profit, which includes license fees from leased departments, for fiscal year 2011 increased $17.7 million, or 7.9%, to $242.0 million as compared to $224.3 million in fiscal year 2010. Gross profit margin for fiscal year 2011 increased 50 basis points to 43.9% as compared to 43.4% for fiscal year 2010. Of this increase, 30 basis points were due to an increase in mark-up on merchandise purchases during the year versus fiscal 2010 resulting from buying efficiencies and competitive pricing opportunities, while 20 basis points were due to fewer markdowns as a percentage of sales during the same respective period resulting from continued efficiency of inventory management aided by our markdown optimization technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal year 2011 increased $2.8 million, or 1.4%, to $201.1 million as compared to $198.3 million for fiscal year 2010.

Store expenses increased $7.7 million in fiscal year 2011 as compared to fiscal year 2010. This increase is primarily due to increased payroll and benefits, rent, utilities, maintenance and cleaning expenses associated with the six new stores opened in fiscal 2011 and the two new stores opened in the first half of fiscal 2010. Store expenses were 23.7% of net sales in fiscal 2011 compared to 23.8% of net sales in fiscal 2010, a 10 basis point improvement, primarily driven by lower payroll and rent as a percentage of sales.

Depreciation and amortization expense increased $1.7 million in fiscal 2011 as compared to fiscal 2010 due to increased property additions associated with six new store openings and one relocation and investments in our information technology systems.

The $1.6 million increase in distribution center expenses is primarily the result of higher outbound freight delivery charges of $1.0 million and higher payroll and benefit costs of $0.4 million related to processing the increase in merchandise inventory receipts. Distribution center expenses were 3.4% of net sales in fiscal 2011 compared to 3.3% in fiscal 2010.

Store pre-opening expenses increased $1.4 million in fiscal 2011 as compared to fiscal 2010 due to six new store openings and one store relocation in fiscal 2011, compared to two new store openings and one store relocation in 2010, as well as costs incurred preparing for the spring 2012 new store openings.

The $0.9 million increase in advertising expenses in fiscal 2011 as compared to fiscal 2010 is a result of increases in television, direct mail, radio and social media costs, including costs related to six new store openings in two new markets during fiscal 2011. Advertising expenses were 2.7% of net sales in fiscal 2011 compared to 2.8% in fiscal 2010.

The decrease in corporate expenses of $10.5 million in fiscal 2011 as compared to fiscal 2010 was primarily due to a decrease of $10.6 million in non-recurring expenses incurred in fiscal 2010 related to our initial public offering completed in August 2010. The $10.6 million in non-recurring expenses in fiscal 2010 was comprised of fees of $8.1 million paid to Sun Capital Management, including $7.5 million for termination of the consulting agreement and $0.6 million in transaction consulting fees related to the initial public offering. In addition, $2.5 million in bonus payments were made to certain of our executive officers upon the successful completion of our initial public offering in August 2010. Corporate expenses also decreased $1.7 million due to lower expenses related to the consulting agreement with Sun Capital Management, which was terminated as a result of the initial public offering, and lower management bonuses of $2.1 million. These decreases were partially offset by higher payroll expense of $1.3 million due to the addition of corporate positions to support our growth and merit increases, a $0.9 million increase in information technology costs related to upgrading our information technology systems, additional share-based compensation expense of $0.9 million and a $0.7 million increase in recruiting and relocation costs. Corporate expenses were 5.3% of net sales in fiscal 2011 compared to 7.7% in fiscal 2010. Excluding the $10.6 million of initial public offering related expenses of $10.6 million, corporate expenses were 5.7% of net sales on an as adjusted, non-GAAP basis in fiscal 2010, which compares to 5.3% of net sales in fiscal 2011 on a GAAP basis.

As a percentage of net sales, selling, general and administrative expenses for fiscal 2011 decreased to 36.5% as compared to 38.4% for fiscal 2010. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to $10.6 million of non-recurring expenses incurred in fiscal 2010 related to the initial public offering completed on August 10, 2010, partially offset by higher pre-opening expenses and higher depreciation expense. Excluding the initial public offering related expenses of $10.6 million, selling, general, and administrative expenses were 36.3% of net sales on an as adjusted, non-GAAP basis, which compares to 36.5% of net sales for fiscal year 2011 on a GAAP basis.

Interest Expense, Net

Interest expense, net for fiscal year 2011 decreased to $0.6 million as compared to $0.7 million in fiscal year 2010. This decrease was primarily due to the amendment of the revolving line of credit facility in June 2011, which lowered the interest rate on borrowings and the unused line fee, as well as a reduction in average borrowings during fiscal 2011.

Income Before Taxes

Income before taxes for fiscal year 2011 increased $15.1 million to $40.3 million compared to $25.2 million in fiscal year 2010. As a percentage of net sales, income before taxes was 7.3% of net sales for fiscal year 2011 compared to 4.9% of net sales in fiscal 2010. Income before taxes for fiscal 2010 includes $10.6 million of non-recurring expenses incurred in fiscal 2010 related to the initial public offering completed on August 10, 2010. Excluding these initial public offering related expenses of $10.6 million, income before taxes on an as adjusted, non-GAAP basis was $35.8 million, or 6.9% of net sales, which compares to 7.3% of net sales for fiscal year 2011 on a GAAP basis.

Income Tax Expense

Income tax expense increased $5.5 million in fiscal year 2011 to $15.1 million as compared to $9.6 million in fiscal year 2010. The effective income tax rate for fiscal year 2011 was 37.5% compared to an effective tax rate of 38.1% in fiscal year 2010. The effective tax rate decreased during fiscal year 2011 primarily due to certain transaction fees paid to Sun Capital Management in fiscal 2010 in connection with the initial public offering which were not deductible in fiscal year 2010 for tax purposes. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income

Net income for fiscal 2011 was $25.2 million compared to $15.6 million in fiscal 2010, a $9.6 million increase. As a percentage of net sales, net income was 4.6% of net sales for fiscal 2011 compared to 3.0% in fiscal year 2010. Excluding the initial public offering related expenses of $10.6 million, net income on an as adjusted, non-GAAP basis was $22.4 million, or 4.3% of net sales, which compares to 4.6% of net sales for fiscal year 2011 on a GAAP basis.

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

Gross Profit

Gross profit, which includes license fees from leased departments, for fiscal year 2010 increased $30.2 million, or 15.6%, to $224.3 million as compared to $194.0 million in fiscal year 2009. Gross profit margin for fiscal year 2010 increased 100 basis points to 43.4% as compared to 42.4% for fiscal year 2009. Of this increase, 55 basis points were due to fewer markdowns as a percentage of sales during the same respective period, while 40 basis points were due to an increase in mark-up on merchandise during fiscal year 2010 as compared to fiscal year 2009. The remaining improvement in gross profit margin in fiscal year 2010 compared to 2009 was primarily due to lower freight as a percentage of sales offset by slightly higher shrink as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal year 2010 increased $30.5 million, or 18.1%, to $198.3 million as compared to $167.8 million for fiscal year 2009.

As a percentage of net sales, selling, general and administrative expense for fiscal year 2010 increased to 38.4% as compared to 36.7% for fiscal year 2009. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to $10.6 million of non-recurring expenses incurred in fiscal 2010 related to the initial public offering completed in August 2010. The $10.6 million in non-recurring expenses were comprised of fees of $8.1 million paid to Sun Capital Management, including $7.5 million for termination of the consulting agreement and $0.6 million in transaction consulting fees related to the initial public offering. In addition, $2.5 million in bonus payments were made to certain of our executive officers upon the successful completion of our initial public offering in August 2010. Excluding these expenses, selling, general and administrative expenses were 36.3% of net sales on an as adjusted, non-GAAP basis, which compares to 36.7% of net sales for fiscal year 2009 on a GAAP basis.

Corporate expenses increased $14.0 million over fiscal year 2009 primarily due to one-time initial public offering related costs described above, $0.9 million in information technology costs related to upgrading our information technology systems, increased payroll and benefits of $0.6 million, $0.4 million of incremental on-going public company costs and $0.3 million of increases in recruiting and relocation expenses due to increased headcount. Corporate expenses were 7.7% of net sales in fiscal year 2010 compared to 5.7% in fiscal year 2009. Excluding the $10.6 million of initial public offering related expenses, corporate expenses were 5.7% of net sales on an as adjusted, non-GAAP basis in fiscal year 2010, which compares to 5.7% of net sales in fiscal year 2009 on a GAAP basis.

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

Depreciation expense increased $0.9 million in fiscal 2010 as compared to fiscal 2009 due to increased property additions associated with new store openings and investments in upgrading our information technology systems.

Interest Expense, Net

Interest expense, net for fiscal year 2010 decreased to $0.7 million as compared to $1.1 million in fiscal year 2009. This decrease was primarily due to a decrease in average borrowings outstanding under the revolving credit facility in fiscal year 2010 compared to fiscal year 2009.

Income Before Taxes

Income before taxes for fiscal year 2010 increased $0.1 million to $25.2 million compared to $25.1 million in fiscal year 2009. As a percentage of net sales, income before taxes was 4.9% of net sales for fiscal year 2010 compared to 5.5% of net sales in fiscal 2009. The decrease as a percentage of net sales is primarily due to $10.6 million of expenses incurred in connection with our initial public offering. Excluding these initial public offering related expenses of $10.6 million, income before taxes on an as adjusted, non-GAAP basis was $35.8 million, or 6.9% of net sales, which represents a 42.4% increase over fiscal year 2009 income before taxes of $25.1 million, or 5.5% of net sales.

Income Tax Expense

Income tax expense increased $0.3 million in fiscal year 2010 to $9.6 million as compared to $9.3 million in fiscal year 2009. The effective income tax rate for fiscal year 2010 was 38.1% compared to an effective tax rate of 36.9% in fiscal year 2009. The effective tax rate increased during 2010 primarily based on taxable income for the year moving our federal income tax rate from 34% to 35%. The state income tax expense rate increased during fiscal 2010 due to state tax incentives recognized in fiscal 2009 which reduced the effective fiscal 2009 state income tax rate. The remainder of the increase in the effective tax rate was primarily related to certain transaction fees paid to Sun Capital Management in connection with the initial public offering which are not deductible for tax purposes.

Net Income

Net income for fiscal 2010 was $15.6 million compared to $15.9 million in fiscal 2009, a $0.3 million decrease. The decrease was related to higher expenses associated with our initial public offering completed in fiscal year 2010. Excluding these initial public offering expenses of $10.6 million, net income on an as adjusted, non-GAAP basis was $22.4 million, or 4.3% of net sales, which represents a 40.8% increase over fiscal year 2009 net income of $15.9 million, or 3.5% of net sales.

Seasonality

Our business is subject to seasonal fluctuations, which are typical of retailers that carry a similar merchandise offering. A disproportionate amount of our sales and net income are realized during the fourth quarter, which includes the holiday selling season. In fiscal years 2011, 2010 and 2009, respectively, 33.6%, 32.6% and 33.7% of our net sales were generated in the fourth quarter. Operating cash flows are typically higher in the fourth fiscal quarter due to inventory related working capital requirements in the third fiscal quarter. Based on results from 2004 to 2008, approximately 34% of comparable store sales and more than 100% of the net income was realized in the fourth quarter, making up for a net loss historically incurred through the first nine months. However, financial performance in fiscal year 2009 represented a favorable break from the historical trend which continued in fiscal years 2010 and 2011. During fiscal years 2011, 2010 and 2009, we generated net income during the first nine months of $15.0 million, $7.2 million and $9.7 million, respectively, and 40.5%, 54.0% and 39.0% of net income was realized in the fourth quarters of fiscal 2011, 2010 and 2009, respectively. Excluding one time, pre-tax expenses of $10.6 million related to the initial public offering, 37.7% of our net income was generated during the fourth quarter of fiscal year 2010. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving and Christmas and regional fluctuations for events such as sales tax holidays.

Liquidity and Capital Resources

Our working capital at January 28, 2012 increased $23.8 million, or 65.2%, to $60.3 million compared to January 29, 2011. Our primary ongoing cash requirements are for operating expenses, inventory and new store capital investment. Our typical investment in a new store is approximately $1.3 million which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.0 million have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores. In August 2010, we completed an initial public offering which provided $30.0 million of net cash proceeds from the sale of our common stock.

We had no borrowings under our revolving line of credit facility at January 28, 2012 or January 29, 2011 and had cash and cash equivalents of $35.4 million and $29.4 million at January 28, 2012 and January 29, 2011, respectively. Net cash provided by operating activities was $27.1 million for fiscal year 2011 versus $12.4 million in fiscal year 2010. Average borrowings under our revolving line of credit facility decreased to $0.4 million in fiscal year 2011 from $2.1 million in fiscal year 2010. The largest amount borrowed at one time during fiscal year 2011 was $7.9 million compared to $18.2 million during fiscal year 2010. Average availability under our revolving line of credit facility increased 15.0% to $49.7 million in fiscal year 2011 compared to $43.2 million in fiscal year 2010. Stockholders’ equity was $77.7 million as of January 28, 2012 compared to $52.1 million as of January 29, 2011.

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

Capital Expenditures

Net capital expenditures during fiscal years 2011, 2010 and 2009 were $18.1 million, $7.8 million and $3.6 million, respectively. Net capital expenditures were comprised of the following:

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
		(in 000’s)
New and existing stores	$26,222	$1,691	$2,408
Technology-related investments	4,582	6,616	684
Distribution center improvements	360	652	773

Gross capital expenditures	31,164	8,959	3,865
Less: Proceeds from sale of equipment	(13,042)	(1,170)	(222)

Net capital expenditures	$18,122	$7,789	$3,643

We lease all of our store locations. In certain cases, we negotiate leases whereby we take responsibility for construction of a new store and are reimbursed for our costs from the landlord. When this situation occurs, we report the construction costs as part of our capital expenditures and, at the commencement of the lease, report the proceeds from the sale of the assets to the landlord.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
		(in 000’s)
Cash flows provided by operating activities	$27,116	$12,383	$40,070
Cash flows used in investing activities	(17,890)	(7,789)	(3,474)
Cash flows provided by (used in) financing activities	(3,181)	8,173	(25,213)

Increase in cash and cash equivalents	6,045	12,767	11,383
Cash and cash equivalents, beginning of period	29,368	16,601	5,218

Cash and cash equivalents, end of period	$35,413	$29,368	$16,601

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items primarily including depreciation and amortization, deferred taxes and the effect of working capital changes.

2011 versus 2010 – Operating cash flows of $27.1 million in fiscal 2011 included net income of $25.2 million and non-cash charges totaling $12.7 million primarily related to $6.5 million of changes in deferred income taxes, $4.3 million in depreciation and amortization expense, $1.4 million of share-based compensation expense and $0.4 million of amortization of deferred financing fees. Net cash provided by operating activities in fiscal 2011 was favorably impacted by an $8.3 million increase in deferred rent primarily due to the six new stores opened in fiscal 2011 and four new stores expected to open in the first quarter of 2012. Operating cash flows were also favorably impacted by a $0.2 million decrease in prepaid expenses and other current assets. Operating cash flows were reduced by an increase in accounts, landlord, and income taxes receivable of $9.6 million primarily due to tenant improvement allowances associated with new store growth and an increase in income taxes receivable, a $5.6 million increase in merchandise inventories primarily due to the six new stores opened in fiscal 2011, a $2.7 million decrease in accrued expenses and other liabilities primarily due to lower management bonuses, a $0.8 million decrease in accounts payable due to the timing of inventory purchases, and a $0.5 million increase in other assets.

Net cash provided by operating activities in fiscal year 2011 was $27.1 million compared to $12.4 million for fiscal year 2010, a $14.7 million increase. The largest increase in operating cash flows in fiscal year 2011 compared to fiscal year 2010 is attributed to the increase in net income of $9.6 million from fiscal 2010 to fiscal 2011. Deferred rent increased by $6.3 million more in fiscal year 2011 than fiscal year 2010 primarily due to the six new stores opened in fiscal year 2011 and four new stores set to open in the first quarter of 2012. Changes in deferred income taxes generated $5.9 million more in operating cash flows in fiscal year 2011 due to the increase in the deferred income tax liability primarily resulting from an increase in bonus depreciation in fiscal year 2011. The increase in merchandise inventories in fiscal 2011 was $4.9 million less than the increase in fiscal 2010. Cash flows in fiscal 2010 were reduced by a $3.7 million decrease in income taxes payable. Non-cash depreciation charges increased operating cash flows by $1.7 million more in fiscal 2011 related to higher depreciation expense in fiscal year 2011 compared to fiscal year 2010 as more depreciable property and equipment has been placed in service in fiscal 2011 primarily due to new store growth. Additional share-based compensation expense increased operating cash flows by $0.9 million. Other changes in working capital which increased operating cash flows in fiscal year 2011 compared to fiscal year 2010 include changes in prepaid expenses and other current assets of $0.5 million.

The increases in accounts, landlord, and income taxes receivable decreased operating cash flows by $7.6 million more in fiscal year 2011 than in fiscal year 2010 primarily related to higher landlord receivables due to tenant improvement allowances associated with new store growth. Accounts payable used $0.8 million in operating cash flows in fiscal year 2011 as compared to providing $6.1 million of operating cash flows in fiscal year 2010 primarily due to the timing of inventory purchases. Accrued expenses and other liabilities decreased operating cash flows by $3.7 million primarily due to lower management bonuses for fiscal year 2011. Other assets of $0.3 million also reduced operating cash flows. Amortization of deferred financing fees reduced operating cash flows by $0.2 million due to the amendment of the revolving line of credit facility in June 2011, which extended the maturity date to June 2015.

2010 versus 2009 – Operating cash flows of $12.4 million in fiscal 2010 included net income of $15.6 million and non-cash charges totaling $4.4 million primarily related to $2.6 million in depreciation and amortization expense, $0.6 million of changes in deferred income taxes, $0.6 million of amortization of deferred financing fees and $0.5 million of share-based compensation expense. Cash of $10.5 million was used to increase inventory at fiscal year end 2010 compared to fiscal year end 2009. Operating cash flows were provided from increases in accounts payable of $6.1 million related to inventory purchases, a $2.0 million increase in deferred rent and a $1.0 million increase in other accrued expenses, primarily driven by increases in accrued bonuses. Operating cash flows were reduced by $3.7 million related to income taxes payable. Cash flows from receivables decreased operating cash flows by $2.0 million primarily due to higher estimated income tax payments. Other decreases in operating cash flows were due to increases in prepaid expenses of $0.3 million and other assets of $0.2 million.

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

Cash Flows from Investing Activities

2011 versus 2010 – Net cash used in investing activities during fiscal year 2011 was $17.9 million compared to $7.8 million in fiscal year 2010. Cash of $31.2 million and $9.0 million was used for purchases of property and equipment during fiscal year 2011 and 2010, respectively. The increase in cash used in investing activities is primarily due to $26.2 million invested in new and existing stores during fiscal 2011. Of the $26.2 million, $16.2 million was invested in the six new store openings and one store relocation during fiscal 2011, $7.4 million was used for four new stores that are opening in the first quarter of 2012, and the remaining $2.6 million was used for fixtures and store improvements for existing stores. This compares to $1.7 million for store investments during fiscal 2010 when two new stores were opened and one was relocated. As part of our expansion strategy, we will continue to make investments in our new and existing stores, as we plan to open nine new stores in fiscal 2012. Additionally, $4.6 million was invested in information technology equipment and software during fiscal 2011 compared to $6.6 million in fiscal year 2010. Distribution center improvements were $0.4 million and $0.7 million for fiscal year 2011 and 2010, respectively. The sale of property and equipment generated cash of $13.0 million and $1.2 million in fiscal year 2011 and 2010, respectively, related to proceeds from the sale-leaseback of real estate related to new store construction. In addition, the Company received $1.9 million from landlords for tenant improvements in fiscal 2011 for the $7.4 million spent in fiscal 2011 for the four new stores that are opening in the first quarter of 2012 and expects to be reimbursed by the landlords for the remaining $5.5 million in fiscal 2012 when the four new stores are opened. The increase in cash generated from the sale of property and equipment resulted from the increased investment in new and existing stores in fiscal 2011 as compared to fiscal 2010. Capital expenditures, net of proceeds from the sale-leaseback of real estate related to new store construction, of $15 million to $16 million are planned for fiscal 2012 primarily for investments in our store and merchandising systems, fixtures and store improvements for certain of our existing stores, and for the nine new stores opening in fiscal 2012. Insurance proceeds of $0.2 million were received in fiscal year 2011 related to claims for damages to existing stores.

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

Cash Flows from Financing Activities

2011 versus 2010 – Net cash used by financing activities was $3.2 million compared to net cash provided by financing activities of $8.2 million during fiscal year 2010. Cash of $6.9 million was used for the repurchase of common stock in fiscal year 2011, while financing cash flows were favorably impacted by an excess tax benefit of $5.6 million related to the common stock repurchased and stock options exercised during fiscal year 2011. On August 10, 2010, we completed an initial public offering which provided $30.0 million of net cash proceeds from the sale of our common stock. Financing activities also include the payment of $20.0 million of dividends during June 2010 when we issued a special dividend of $1.29 per share of common stock issued and outstanding. Financing activities also include $2.0 million of payments on capital lease and financing agreements during fiscal year 2011 versus $1.6 million in fiscal year 2010. Debt issue costs of $0.2 million were paid in fiscal year 2011 in connection with the amendment to our revolving line of credit facility effective June 1, 2011 compared to $0.3 million of debt issue costs paid in fiscal year 2010 in connection with the amendment to our revolving line of credit facility effective upon the completion of our initial public offering on August 10, 2010. Proceeds of $0.4 million were received during fiscal year 2011 in connection with the exercise of stock options. Although there was no outstanding balance on the revolving line of credit at January 28, 2012 or January 29, 2011, borrowings and repayments on the revolving line of credit in fiscal 2011 and fiscal 2010 were $16.0 million and $10.6 million, respectively.

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

Existing Credit Facilities

Gordmans, Inc. is the borrower under a loan, guaranty and security agreement dated as of February 20, 2009, as amended from time to time thereafter, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) as agent and a lender and with certain other lender parties thereto from time to time. Gordmans Stores, Inc., Gordmans Intermediate Holdings Corp., Gordmans Distribution Company, Inc., Gordmans Management Company, Inc. and Gordmans LLC are all guarantors under the loan agreement. The loan agreement provides a revolving line of credit facility for general working capital needs of up to $60.0 million with the ability to increase the maximum available borrowings under the facility to $80.0 million. The description which follows includes the terms of the fifth amendment to the loan agreement, which became effective June 1, 2011.

The revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on June 1, 2015. At January 28, 2012 and January 29, 2011, we had no borrowings outstanding under our revolving line of credit facility. We had excess availability of $41.9 million and $29.4 million, at January 28, 2012 and January 29, 2011, respectively, including letters of credit issued with an aggregate face amount of $0.4 million at January 28, 2012 and January 29, 2011.

Interest is payable on borrowings under the revolving line of credit facility monthly at a rate equal to LIBOR or the base rate, plus an applicable margin which ranges from 0.75% to 2.75% set quarterly dependent upon the seasonal or non-seasonal period and average net availability under the revolving line of credit facility during the previous quarter, as selected by management.

An unused line fee is payable quarterly in an amount equal to 0.375% of the sum of the average daily unused revolving commitment plus the average daily unused letter of credit commitment. A customary fee is also payable to the administrative agent under the loan agreement on an annual basis.

The availability of the revolving line of credit facility is subject to a borrowing base, which is comprised of eligible credit card receivables, the liquidation value of eligible landed inventory, eligible distribution center inventory and the liquidation value of eligible in-transit inventory. The Company paid off the remaining obligation of $0.6 million on the $2.0 million equipment loan in fiscal 2011. The amended loan agreement allows us to obtain up to a $15.0 million equipment term loan.

Borrowings under the revolving line of credit facility are secured by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. Among other provisions, the revolving line of credit facility contains certain financial covenants restricting the amount of capital expenditures and dividends that can be paid without consent from the lenders. As of January 28, 2012, the Company was in compliance with all of its debt covenants.

We also entered into two financing arrangements to purchase software during fiscal 2010. Payments of $0.2 million, including interest at 2.6%, are due quarterly through March 2012 and payments of $41 thousand, including fixed interest at 4.9%, are due quarterly through April 2012.

Contractual Obligations and Off-Balance-Sheet Arrangements

As noted in the table below, the Company has contractual obligations and commitments as of January 28, 2012 that may affect the financial condition of the Company. However, management believes that there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition, results of operations, or cash flows. Other than the letters of credit set forth in the table below, the Company had no off-balance-sheet arrangements as of January 28, 2012.

The following table summarizes our contractual obligations and commitments as of January 28, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in 000’s)
Contractual Obligations:
Notes payable(1)	$214	$214	$—	$—	$—
Capital leases(2)	630	441	189	—	—
Operating leases(3)(4)	267,863	41,155	79,549	57,733	89,426
Revolving line of credit	—	—	—	—	—
Letters of credit	385	385	—	—	—

Total	$269,092	$42,195	$79,738	$57,733	$89,426

(1)	Represents obligations on our existing notes payable, including principal and interest.

(2)	Includes principal and interest payments on capital lease obligations.

(3)

Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds, but are not included in operating lease obligations. Three retail stores with provisions for additional percentage rent exceeded the applicable sales thresholds in fiscal 2011. Contingent rent was $0.1 million in fiscal 2011.

(4)

Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 36% of lease expense for our retail stores in fiscal 2011.

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

Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market, using the conventional retail method with first-in, first-out (FIFO). Under the retail method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. This method is widely used in the retail industry and involves management estimates with regard to such areas as markdowns and inventory shrinkage. A significant factor involves the recording and timing of permanent markdowns. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. Inventory shortage involves estimating a shrinkage rate for interim periods, but is based on a full physical inventory near the fiscal year end. Thus, the difference between actual and estimated amounts of shrinkage may cause fluctuations in quarterly results, but is not a significant factor in full year results. All inventories are in one class and are classified as finished goods. Inventories in possession of our carrier are included in merchandise inventories as legal title and risk of loss had passed.

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

Operating Leases

The Company leases retail stores under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin the pre-opening merchandising process, approximately seven weeks prior to opening the store to the public. For tenant improvement allowances and rent holidays, we record a deferred rent liability in “Deferred Rent” on the consolidated balance sheets and amortize the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations.

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

Share-Based Compensation

We recognized all share-based payments to employees in the consolidated statements of operations based on the grant date fair value of the award for those awards that are expected to vest. Forfeitures of awards are estimated at the time of grant based on historical experience and revised appropriately in subsequent periods if actual forfeitures differ from those estimates. We utilize the Black-Scholes option valuation model to calculate the value of each stock option. Expected volatility was based on historical volatility of the common stock for a peer group of other companies within the retail industry. The expected term of the options represents the period of time until exercise or termination and, for fiscal 2011 grants, is estimated using the simplified method, or the average of the vesting period and the original contractual term. In fiscal years 2010 and 2009, the expected term was based on the historical experience of similar awards. The risk free rate is based on the U.S. Treasury rate at the time of the grants for instruments of a comparable life. The dividend yield of the index was assumed to be 2.0% in fiscal years 2011, 2010 and 2009, respectively.

Determining the Fair Value of our Common Stock

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

In determining the fair value of our common stock at each of these valuation dates, we used a market approach, as further described below. The significant input assumptions used in the valuation models were based on subjective future expectations combined with management judgment. Assumptions utilized in the market approach are:

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

Fiscal Year 2011 valuation

Subsequent to our initial public offering, the fair value of our common stock at the date of each option grant, or the exercise price, is based on the current market value of our stock that is actively traded on the NASDAQ Global Select Market. Forfeitures of awards are estimated at the time of grant based on historical experience and revised appropriately in subsequent periods if actual forfeitures differ from those estimates. We utilized the Black-Scholes option valuation model to calculate the value of each stock option on the date of each option grant during fiscal year 2011. Expected volatility was calculated using the historical volatility of the common stock for a peer group of other companies within the retail industry, as our common stock has only traded since our initial public offering on August 10, 2010. The expected term of the options awards was estimated using the simplified method, or the average of the vesting period and the original contractual term. The risk free rate was based on the U.S Treasury rate at the time of the grants for instruments of a comparable life. The dividend yield was assumed to be 2.0%.

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

Related Party Transactions

In connection with the initial public offering, the Company paid an affiliate of Sun Capital $0.6 million in transaction consulting fees and $7.5 million for termination of the consulting agreement. Consequently, as of August 10, 2010, the Company no longer has a financial obligation to Sun Capital under the consulting agreement. The Company incurred fees and expenses of $1.7 million to Sun Capital under the terms of the consulting agreement during both fiscal year 2010 and fiscal year 2009, respectively.

In connection with the initial public offering, the Company entered into a services agreement with Sun Capital to (1) reimburse Sun Capital for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital with customary indemnification for any such services. During fiscal year 2011 and fiscal year 2010, the Company incurred fees of $44 thousand and $25 thousand, respectively, to Sun Capital under the terms of the services agreement.

Recently Proposed Accounting Pronouncements

In an exposure draft issued in 2010, the Financial Accounting Standards Board (“FASB”), together with the International Accounting Standards Board, has proposed a comprehensive set of changes in generally accepted accounting principles (“GAAP”) for leases. This proposed change in its current exposure draft form would create a new accounting model for both lessees and lessors and eliminates the concept of operating leases. The lease accounting model contemplated by the proposed standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, the leases for our stores are accounted for as operating leases, with no related assets and liabilities on our balance sheet. While no fixed date has been determined for the issuance of the final standard, it is generally expected that the final standard will be issued by late 2012 or early 2013. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance. The proposed accounting standard, as currently drafted, would have a material impact on the Company’s consolidated financial statements. This exposure draft is non-cash in nature and would not impact the Company’s cash position.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through borrowings under our revolving line of credit facility which bears interest at variable rates (see notes to the consolidated financial statements). Borrowings under our software financing arrangement bear interest at a fixed rate. For fixed rate debt, interest rate changes affect the fair market value of such debt, but do not impact earnings or cash flow.

Borrowings under the revolving line of credit facility bear interest at the base rate plus 0.75% (4.00% at January 28, 2012) with an option to bear interest at the LIBOR interest rate plus 2.00%. Borrowings under the revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $60.0 million. There were no borrowings outstanding under our revolving credit facility at January 28, 2012.

We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the revolving line of credit facility. As of January 28, 2012, the analysis indicated that such a movement would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Gordmans Stores, Inc.

We have audited the accompanying consolidated balance sheets of Gordmans Stores, Inc. and subsidiaries (“the Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 28, 2012. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gordmans Stores, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gordmans Stores, Inc.’s internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Kansas City, Missouri

March 29, 2012

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except share data)

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
Net sales	$551,476	$517,001	$457,533
License fees from leased departments	6,670	6,321	5,679
Cost of sales	(316,167)	(299,060)	(269,177)

Gross profit	241,979	224,262	194,035
Selling, general and administrative expenses	(201,084)	(198,302)	(167,842)

Income from operations	40,895	25,960	26,193
Interest expense, net	(610)	(744)	(1,052)

Income before taxes	40,285	25,216	25,141
Income tax expense	(15,112)	(9,618)	(9,273)

Net income	$25,173	$15,598	$15,868

Basic earnings per share	$1.32	$0.91	$1.02
Diluted earnings per share	$1.30	$0.89	$0.99

Basic weighted average shares outstanding	19,098,377	17,212,019	15,488,800
Diluted weighted average shares outstanding	19,370,290	17,454,458	16,036,422

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in 000’s except share data)

	January 28, 2012	January 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,413	$29,368
Accounts receivable	1,787	1,557
Landlord receivable	9,939	2,077
Income taxes receivable	2,805	1,375
Merchandise inventories	65,335	59,775
Deferred income taxes	2,964	2,417
Prepaid expenses and other current assets	5,239	5,394

Total current assets	123,482	101,963
PROPERTY AND EQUIPMENT, net	34,507	18,240
INTANGIBLE ASSETS, net	2,078	2,166
DEFERRED INCOME TAXES	—	486
OTHER ASSETS, net	2,546	2,279

TOTAL ASSETS	$162,613	$125,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,034	$36,833
Accrued expenses	26,464	26,672
Current portion of long-term debt	655	1,932

Total current liabilities	63,153	65,437
NONCURRENT LIABILITIES:
Long-term debt, less current portion	189	956
Deferred rent	14,914	6,655
Deferred income taxes	6,604	—
Other liabilities	30	33

Total noncurrent liabilities	21,737	7,644

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of January 28, 2012 and January 29, 2011, respectively	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 19,715,444 issued and 19,315,664 outstanding as of January 28, 2012, 18,703,086 issued and outstanding as of January 29, 2011	19	19
Additional paid-in capital	51,327	50,830
Retained earnings	26,377	1,204

Total stockholders’ equity	77,723	52,053

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$162,613	$125,134

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share data)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
BALANCE, February 1, 2009	15,488,800	$15	$19,985	$4,738	$24,738
Share-based compensation expense	—	—	343	—	343
Payment of dividend ($0.97 per share)	—	—	—	(15,000)	(15,000)
Net income	—	—	—	15,868	15,868

BALANCE, January 30, 2010	15,488,800	15	20,328	5,606	25,949
Share-based compensation expense	—	—	523	—	523
Payment of dividend ($1.29 per share)	—	—	—	(20,000)	(20,000)
Issuance of common stock, net of transaction costs of $2,899	3,214,286	4	29,979	—	29,983
Net income	—	—	—	15,598	15,598

BALANCE, January 29, 2011	18,703,086	19	50,830	1,204	52,053
Share-based compensation expense	—	—	1,421	—	1,421
Issuance of restricted stock	977,547	1	(1)	—	—
Repurchase of common stock	(399,780)	(1)	(6,878)	—	(6,879)
Tax benefit on common stock repurchased/stock options exercised	—	—	5,573	—	5,573
Exercise of stock options	34,811	—	382	—	382
Net income	—	—	—	25,173	25,173

BALANCE, January 28, 2012	19,315,664	$19	$51,327	$26,377	$77,723

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,173	$15,598	$15,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,307	2,635	1,757
Amortization of deferred financing fees	414	567	470
Loss on retirement/sale of property and equipment	17	29	7
Deferred income taxes	6,543	638	3,154
Share-based compensation expense	1,421	523	343
Net changes in operating assets and liabilities:
Accounts, landlord and income taxes receivable	(9,640)	(2,042)	2,515
Merchandise inventories	(5,560)	(10,484)	(5,138)
Prepaid expenses and other current assets	155	(311)	722
Other assets	(468)	(165)	(44)
Accounts payable	(799)	6,148	11,854
Deferred rent	8,259	1,969	2,246
Income tax payable	—	(3,715)	3,715
Accrued expenses and other liabilities	(2,706)	993	2,601

Net cash provided by operating activities	27,116	12,383	40,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(31,164)	(8,959)	(3,865)
Proceeds from sale of property and equipment	13,042	1,170	222
Proceeds from insurance settlement	232	—	169

Net cash used in investing activities	(17,890)	(7,789)	(3,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit activity, net	—	—	(9,700)
Borrowings on revolving line of credit	15,970	10,608	—
Repayments on revolving line of credit	(15,970)	(10,608)	—
Repurchase of common stock	(6,879)	—	—
Tax benefit on common stock repurchased and stock options exercised	5,573	—	—
Proceeds from financing	—	—	2,000
Debt issuance costs	(213)	(250)	(1,870)
Payment of long-term debt	(2,044)	(1,560)	(643)
Dividends paid	—	(20,000)	(15,000)
Proceeds from issuance of common stock pursuant to initial public offering, net of transaction costs of $2,899	—	29,983	—
Proceeds from the exercise of stock options	382	—	—

Net cash provided by / (used in) financing activities	(3,181)	8,173	(25,213)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,045	12,767	11,383
CASH AND CASH EQUIVALENTS, Beginning of period	29,368	16,601	5,218

CASH AND CASH EQUIVALENTS, End of period	$35,413	$29,368	$16,601

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Amounts)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Gordmans Stores, Inc. (the “Company”) operated 74 everyday value price department stores under the trade name “Gordmans” located in 16 primarily Midwestern states as of January 28, 2012. Gordmans offers a wide assortment of name brand clothing for all ages, accessories (including fragrances), footwear and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment.

Basis of Presentation – The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries: Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc., and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation.

Reporting Year – The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. All references in these financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal years 2011, 2010 and 2009 represent fifty-two week years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

Revenue Recognition – Revenue is recognized at the point-of-sale, net of estimated returns and allowances and exclusive of sales tax. License fees from leased departments represent a percentage of total footwear and maternity sales due to the licensing of the footwear and maternity businesses to third parties. Footwear and maternity sales under these licensing arrangements are not included in net sales, but are included separately on the statement of operations. Layaway sales are deferred until the sale has been paid in full. Sales of gift cards are deferred until they are redeemed for the purchase of the Company’s merchandise. A current liability for unredeemed gift cards is recorded at the time the cards are purchased. The gift card liability, recorded in accrued expenses, was $2.7 million and $2.4 million at January 28, 2012 and January 29, 2011, respectively. Gift card breakage is recorded as revenue when the likelihood of redemption, based on historical redemption patterns, becomes remote, which has been determined to be three years after the date of last use. Total gift card breakage was $0.3 million during each of fiscal years 2011, 2010 and 2009, respectively. The Company records deferred revenue on its consolidated balance sheets for merchandise credits issued which are related to guest returns and recognizes this revenue upon the redemption of the merchandise credits. The Company reserves for estimated merchandise returns primarily based on historical experience. The accrued liability for reserve for sales returns was $0.2 million and $0.1 million at January 28, 2012 and January 29, 2011, respectively.

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

Receivables – Accounts receivable primarily consists of non-trade accounts receivable recorded at net realizable value. Landlord receivable represents amounts due from landlords for the portion of store construction project costs incurred by the Company that the landlords have agreed to reimburse to the Company, generally after construction is complete.

Merchandise Inventories – Merchandise inventories are stated at the lower of cost or market, using the conventional retail method with first-in, first-out (FIFO). Under the retail method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. This method involves management estimates with regard to such things as markdowns and inventory shrinkage. A significant factor involves the recording and timing of permanent markdowns. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. Inventory shortage involves estimating a shrinkage rate, but is based on a full physical inventory near the fiscal year end. All inventories are in one class and are classified as finished goods. Inventories in possession of the Company’s carrier are included in merchandise inventories as legal title and risk of loss has passed. Inventory reserve for obsolescence was $0.2 million both as of January 28, 2012 and January 29, 2011, respectively.

Property and Equipment – Property and equipment are recorded at cost and are depreciated for financial reporting purposes using the straight-line method over their estimated useful lives. Leasehold improvements are depreciated over the lesser of their related lease terms or useful life, generally one to ten years. For leases with renewal periods at the Company’s option, the Company uses the original lease term, excluding renewal option periods to determine the estimated useful lives. Furniture, fixtures and equipment are depreciated over a period of three to ten years. Computer software is depreciated over a period of three to ten years. Equipment recorded under capital leases are amortized using the straight-line method over the shorter of the related lease terms or useful life of the assets, generally three to five years.

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

Long-Lived Assets – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such a review indicates that the carrying amounts of long-lived assets are not recoverable, the Company reduces the carrying amounts of such assets to their fair values. No impairment of long-lived assets was recorded during fiscal years 2011, 2010 and 2009.

Intangible Assets – Intangible assets with indefinite lives are not amortized. Instead, indefinite-lived intangible assets are subject to periodic (at least annual) tests for impairment. Impairment testing is performed in two steps: (i) the Company assesses indefinite lived assets for impairment by comparing the fair value with its carrying value and (ii) if the fair value is less than its carrying amount, an impairment loss is recognized in an amount equal to that excess. At January 28, 2012 and January 29, 2011, the Company completed step one of the impairment test and determined that no impairment existed.

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. No impairment was recorded during the fiscal years 2011, 2010 or 2009.

Deferred Financing Fees – Deferred financing fees related to a revolving line of credit facility are recorded in other assets, net and amortized using the straight-line method over the term of the related financing agreement. Deferred financing fees of $0.2 million and $0.3 million were capitalized in fiscal 2011 and 2010, respectively, related to amendments of the revolving line of credit facility.

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

Self-Insurance – The Company is self-insured for certain losses related to health, dental, workers’ compensation and general liability insurance, although the Company maintains stop-loss coverage with third-party insurers to limit liability exposure. Self-insurance exposure is limited for health claims up to $0.2 million per individual per year with no lifetime claim limit, is limited on workers’ compensation claims up to $0.3 million per individual and is limited on general liability claims up to $25 thousand per claim. The liabilities are based upon estimates which are reviewed regularly for adequacy based on the most current information available, including historical claim payments, expected trends and industry factors and other assumptions. The Company has estimated self-insurance claims liabilities of $1.1 million and $1.0 million at January 28, 2012 and January 29, 2011.

Share-Based Compensation – The Company recognized all share-based payments to associates in the consolidated statements of operations based on the grant date fair value of the award for those awards that are expected to vest. Forfeitures of awards are estimated at the time of grant and revised appropriately in subsequent periods if actual forfeitures differ from those estimates. Share- based compensation expense is recognized in selling, general and administrative expenses in the consolidated statements of operations using the straight-line amortization method over the requisite service period which is the vesting period. The Company utilizes the Black-Scholes option valuation model to calculate the valuation of each stock option. Expected volatility was based on historical volatility of the common stock for a peer group of other companies within the retail industry. The expected term of the options represents the period of time until exercise or termination and is based on the historical experience of similar awards. The risk free rate is based on the U.S. Treasury rate at the time of the grants for instruments of a comparable life. The dividend yield of the index was 2.0% in fiscal years 2011, 2010 and 2009.

Cost of Sales – Cost of sales includes the direct cost of purchased merchandise, inventory shrinkage, inventory write-downs and inbound freight to our distribution center.

Selling, General and Administrative Costs – Selling, general and administrative expenses include payroll and other expenses related to operations at the Company’s corporate office, store expenses, occupancy costs, certain distribution and warehousing costs (aggregating to $18.8 million, $17.5 million and $15.6 million for fiscal years 2011, 2010 and 2009, respectively), depreciation and amortization, store pre-opening costs and advertising expense.

Store Pre-opening Costs – Costs associated with the opening of new stores and the relocation of stores are expensed as incurred. Store pre-opening costs were $2.9 million, $1.4 million and $0.4 million for fiscal years 2011, 2010 and 2009, respectively.

Advertising Costs – Advertising costs are expensed as incurred and were $15.5 million, $14.6 million and $11.6 million for fiscal years 2011, 2010 and 2009, respectively.

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

The evaluation of uncertain tax positions requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating their tax positions and tax benefits. Interest expense and penalties, if any, are accrued on the unrecognized tax benefits and reflected in interest expense, net and selling, general and administrative expenses, respectively.

Stock Split – On August 4, 2010, a 15.4888 for 1 stock split of the Successor Company’s outstanding common stock was approved by the Company’s stockholders. This split was effective upon the completion of the Company’s initial public offering. All common shares, per share data, and option exercise prices in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the stock split.

Earnings Per Share – Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period and incremental shares that may be issued in future periods related to outstanding stock awards, if dilutive. When calculating incremental shares related to outstanding stock awards, the Company applies the treasury stock method. The treasury stock method assumes that proceeds, consisting of the amount the employee must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits that would be credited to additional paid-in capital on exercise of the stock options, are used to repurchase outstanding shares at the average market price for the period. The treasury stock method is applied only to share grants for which the effect is dilutive.

Financial Instruments – Fair value approximates the carrying value for balances outstanding on the revolving line of credit facility with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC), CIT Bank and PNC Bank, due to the variable interest rates of these arrangements. Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of long-term debt at January 28, 2012 and January 29, 2011 approximates its carrying amount of $0.2 million and $1.8 million at January 28, 2012 and January 29, 2011, respectively. For all other financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and receivables. The Company places cash in highly rated financial institutions, in money market accounts and other highly liquid investments, and these amounts are sometimes in excess of the insured amount. Cash equivalents in excess of insured amounts were $33.2 million and $28.2 million at January 28, 2012 and January 29, 2011, respectively. Concentrations of credit risk on receivables are limited due to the nature of the receivable balances.

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

Segment Reporting – The Company has one reportable segment. The Company’s operations include activities related to retail stores throughout 16 primarily Midwestern states.

The following information reflects the percentage of revenues by major product category as a percentage of net sales:

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
Apparel	54.3%	53.6%	52.6%
Home Fashions	28.0	27.8	28.7
Accessories (including fragrances)	17.7	18.6	18.7

Total	100%	100%	100%

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

Recently Proposed Accounting Pronouncements – In an exposure draft issued in 2010, the Financial Accounting Standards Board (“FASB”), together with the International Accounting Standards Board, has proposed a comprehensive set of changes in generally accepted accounting principles (“GAAP”) for leases. This proposed change in its current exposure draft form would create a new accounting model for both lessees and lessors and eliminates the concept of operating leases. The lease accounting model contemplated by the proposed standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, the leases for the Company’s stores are accounted for as operating leases, with no related assets and liabilities on the Company’s balance sheet. While no fixed date has been determined for the issuance of the final standard, it is generally expected that the final standard will be issued by late 2012 or early 2013. The proposed accounting standard, as currently drafted, would have a material impact on the Company’s consolidated financial statements. This exposure draft is non-cash in nature and would not impact the Company’s cash position.

Supplemental Cash Flow Information – The following table sets forth non-cash operating, investing and financing activities and other cash flow information:

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
Non-cash operating, investing and financing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$4,280	$1,055	$915
Sales of property and equipment	13,042	1,170	209
Purchases of equipment with capital lease commitments and financing arrangements	—	2,936	156

Other cash flow information:
Cash paid for interest	397	723	991
Cash paid / (refund received) for income taxes, net	4,426	14,069	(781)

B. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	January 28, 2012	January 29, 2011
Leasehold improvements	$4,061	$2,502
Furniture, fixtures and equipment	23,089	10,606
Computer software	4,544	2,777
Capitalized leases	1,740	1,740
Construction in progress	9,650	4,991

	43,084	22,616
Less accumulated depreciation and amortization	(8,577)	(4,376)

	$34,507	$18,240

Depreciation and amortization expense on property and equipment was $4.2 million, $2.5 million and $1.7 million for fiscal years 2011, 2010 and 2009, respectively, and is included in selling, general and administrative expenses. Accumulated amortization on capital leases was $0.9 million and $0.5 million as of January 28, 2012 and January 29, 2011, respectively.

C. INTANGIBLE ASSETS

Intangible assets consist of the following:

		January 28, 2012		January 29, 2011
	Useful Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Footwear license fee agreement	6.3 years	$522	$(275)	$522	$(192)
Maternity license fee agreement	2.4 years	24	(24)	24	(23)
Favorable lease rights, net	6.0 years	24	(13)	24	(9)

		570	(312)	570	(224)
Intangible assets not subject to amortization:
Trade name		1,820	N/A	1,820	N/A

Total		$2,390	$(312)	$2,390	$(224)

Amortization expense on intangible assets was $0.1 million in each of fiscal years 2011, 2010 and 2009, respectively. Future amortization expense on intangible assets is as follows:

2012	$86
2013	86
2014	86

$258

D. ACCRUED EXPENSES

Accrued expenses consist of the following:

	January 28, 2012	January 29, 2011
Store related accruals	$13,599	$10,986
Associate compensation	5,785	8,182
Gift card liability	2,747	2,409
Accrued real estate taxes	2,371	2,624
Other taxes accrued	1,903	2,364
Interest	59	107

	$26,464	$26,672

E. DEFERRED RENT

The Company records a deferred rent liability to account for tenant improvement allowances and to record rent on a straight-line basis for operating leases. Deferred rent consists of the following:

	January 28, 2012	January 29, 2011
Tenant improvement allowances	$9,803	$2,716
Straight-line rent expense	5,111	3,939

	$14,914	$6,655

F. DEBT OBLIGATIONS

Revolving Line of Credit Facility – The Company has a $60.0 million revolving line of credit facility dated February 20, 2009, as amended effective June 1, 2011, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC), CIT Bank and PNC Bank (“WF LOC”). The maturity date of the credit facility was extended through June 1, 2015. The amendment to the WF LOC amended certain terms of the revolving line of credit facility, including a decrease in maximum available borrowings from $78 million to $60 million, a 2.00% reduction in the interest rate for base rate advances and LIBOR rate advances both during seasonal and non-seasonal periods, and a decrease in the unused line fee from 0.50% to 0.375%. The WF LOC allows the Company to increase the maximum borrowings under the facility to $80 million. The Company had no borrowings under this revolving line of credit facility at January 28, 2012 or January 29, 2011. Average borrowings during fiscal years 2011 and 2010 were $0.4 million and $2.1 million, respectively.

Borrowings under this facility bear interest at various rates based on the excess availability and time of year, with two rate options at the discretion of management as follows: (1) For base rate advances, borrowings bear interest at prime rate plus 1.00% during the non-seasonal period and prime rate plus 1.75% during the seasonal period. When excess availability is $25.0 million or greater, borrowings for the base rate advances bear interest at the prime rate plus 0.75% during the non-seasonal period and the prime rate plus 1.50% during the seasonal period. (2) For LIBOR rate advances, borrowings bear interest at LIBOR rate plus 2.00% during the non-seasonal period and LIBOR rate plus 2.75% during the seasonal period. When excess availability is $25.0 million or greater, borrowings for LIBOR advances bear interest at LIBOR rate plus 1.75% during the non-seasonal period and LIBOR rate plus 2.50% during the seasonal period. Borrowings available under the WF LOC may not exceed the borrowing base (consisting of specified percentages of credit card receivables and eligible inventory less applicable reserves). The Company must maintain minimum excess availability equal to at least 10% of the borrowing base, or $6.0 million. The Company had $41.9 million and $29.4 million available to borrow at January 28, 2012 and January 29, 2011, respectively. Borrowings under this facility would have borne an interest rate of 4.00% and 6.00% at January 28, 2012 and January 29, 2011, respectively. The Company had outstanding letters of credit included in the borrowing base totaling approximately $0.4 million both as of January 28, 2012 and January 29, 2011.

An unused line fee is payable quarterly in an amount equal to 0.375% of the sum of the average daily unused revolving commitment plus the average daily unused letter of credit commitment. A customary fee is also payable to the administrative agent under the facility on an annual basis.

Borrowings are secured by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. Among other provisions, the revolving line of credit facility contains certain financial covenants restricting the amount of capital expenditures and dividends that can be paid without consent from the lenders. As of January 28, 2012, the Company was in compliance with all of its debt covenants.

As a result of the initial public offering, the Company’s borrowing agreement related to its revolving line of credit facility and equipment loan was amended effective August 10, 2010 to eliminate the EBITDA (earnings before interest, taxes, depreciation and amortization expense) financial requirement, increase the annual capital expenditures allowed and revise the borrowing base calculation. This amendment also changed the existing subjective acceleration clause. Prior to this amendment, when borrowings were outstanding on the WF LOC, Wells Fargo had full cash dominion to apply the deposits received from customers in the main concentration account against WF LOC borrowings. As a result, the acceleration clause required the Company to classify all of the outstanding WF LOC balances as a current liability. Subsequent to August 10, 2010, the lender no longer has full cash dominion unless the Company fails to maintain sufficient excess availability on the line of credit. The Company maintained sufficient excess availability through January 28, 2012.

Long-term Debt – Long-term debt consists of the following:

	January 28, 2012	January 29, 2011
Term notes payable	$214	$1,834
Capital lease obligations	630	1,054

Total long-term debt	844	2,888
Less current portion of long-term debt	(655)	(1,932)

Long-term debt, less current portion	$189	$956

As part of the Company’s WF LOC, a $2.0 million Equipment Loan was established in 2008, which the Company paid off in fiscal year 2011. The note contained a variable interest rate of the prevailing base rate plus 4.00%, which was 7.25% at January 29, 2011. The amended WF LOC allows the Company to obtain up to a $15.0 million equipment term loan.

During 2010, the Company entered into two financing arrangements to purchase software. Payments of $0.2 million, including fixed interest at 2.6%, are due quarterly through March 2012 and payments of $41 thousand, including fixed interest at 4.9%, are due quarterly through April 2012.

Annual scheduled debt maturities of notes payable are $0.2 million for fiscal year 2012.

G. LEASES

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

Total rental expense related to all operating leases (including related party leases and those with terms less than one year) was $39.4 million, $37.2 million and $35.0 million in fiscal years 2011, 2010 and 2009, respectively. Included in total rental expense in each of the fiscal years 2011, 2010 and 2009 is percentage rent of $0.1 million. Percentage rent is calculated as a percent of sales over a specified amount, which varies by lease. Future minimum lease payments under operating leases and future obligations under non-cancelable capital leases as of January 28, 2012 are as follows:

	Operating Leases	Capital Leases
2012	$41,155	$458
2013	41,935	190
2014	37,614	—
2015	31,391	—
2016	26,342	—
After 2016	89,426	—

Total minimum lease payments	$267,863	648

Less: capital lease amount representing interest		(18)

Present value of minimum lease payments		630
Less: current maturities of capital lease obligations		(441)

Noncurrent maturities of capital lease obligations		$189

H. INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
Current:
Federal	$7,653	$8,356	$5,656
State	916	624	463

	8,569	8,980	6,119
Deferred:
Federal	5,639	579	2,862
State	904	59	292

	6,543	638	3,154

Total	$15,112	$9,618	$9,273

The tax effects of significant items comprising the Company’s deferred income tax assets and liabilities as of January 28, 2012 and January 29, 2011 are as follows:

	January 28, 2012	January 29, 2011
Deferred income tax assets:
Leases	$1,942	$1,497
Merchandise inventories	962	896
Accrued compensation	905	2,251
Gift certificates	819	—
Accrued expenses	223	255
Prepaid expenses and other assets	187	—
State tax credit carryforwards	99	201
State net operating loss carryforwards	98	6
Property and equipment	—	601

	5,235	5,707

Deferred income tax liabilities:
Property and equipment	(4,776)	—
Software	(3,310)	(1,632)
Intangibles	(789)	(823)
Gift certificates	—	(299)
Prepaid expenses and other assets	—	(50)

	(8,875)	(2,804)

Net deferred income tax asset (liability)	(3,640)	2,903
Less: Current deferred income taxes	(2,964)	(2,417)

Long-term deferred income taxes	$(6,604)	$486

The reconciliation of income tax computed at the U.S. statutory rate to income tax expense is as follows:

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
U.S. Federal statutory tax rate	35.0%	35.0%	34.0%
State income tax expense, net of federal tax effect	2.9	2.5	1.6
Nondeductible expenses	0.2	0.9	0.2
Other	(0.6)	(0.3)	1.1

Total income tax expense	37.5%	38.1%	36.9%

The Company has state income tax credit carryovers of $0.2 million at January 28, 2012, which will expire in 2018 if not utilized by that time. As of January 28, 2012, the Company had state net operating loss carryovers of $3.2 million. These carryovers will expire by 2031 if not utilized by then. The tax effect of these carryovers is recorded as a deferred income tax asset in the consolidated balance sheets.

The Company recognized income tax benefits related to the deductibility of share-based compensation of $5.6 million in fiscal 2011, which was recorded as an increase in additional paid-in capital and a reduction of income taxes payable. $5.5 million relates to restricted stock issued and $0.1 million relates to stock options exercised, both in fiscal 2011.

The Company determined no unrecognized tax benefits for the fiscal years ended January 28, 2012 and January 29, 2011, including interest and penalties, were necessary to be recorded in the consolidated financial statements. As such, the Company does not expect there to be an impact on the effective tax rate.

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

As of January 28, 2012, five tax periods are subject to audit by the United States Internal Revenue Service (IRS), covering the tax years ended January 28, 2012; January 29, 2011; January 30, 2010; January 31, 2009; and September 17, 2008. The tax period ended September 17, 2008 yielded a net operating loss that was carried back to the two preceding tax years. Various state jurisdiction tax years remain open to examination as well.

The Company believes there will be no change in its reserves for certain unrecognized tax benefits during the next 12 months.

I. EMPLOYEE BENEFITS

The Company offers a 401(k) savings plan that allows associates to defer a percentage of their income by making pretax contributions to the savings plan. The Company provides a matching contribution equal to 50% of associate deferrals up to a maximum of 4% of associate compensation. During fiscal years 2011, 2010 and 2009, the Company contributed $0.4 million, $0.4 million and $0.3 million, respectively, to the plan. The Company’s contributions vest immediately.

In June 2010, the Company authorized the termination of the Executive Deferred Compensation Plan (the “Plan”), which covered the Company’s executive officers. Unfunded existing Plan liabilities of $0.7 million were paid to participants during fiscal year 2011. This liability was reflected as a short-term liability in accrued expenses in the consolidated balance sheet at January 29, 2011. The Plan liability was established by the amount of the participant contributions made through salary deferral and the amount of the Company match not to exceed 6% of the participant’s base salary. Company matching obligations vested as of September 17, 2008. The

Company match of executive contributions was reduced to 0% effective February 1, 2009; however, the Company continued to incur interest costs on the Plan liability. The Company’s matching and interest obligations for fiscal years 2011, 2010 and 2009 were $13 thousand, $47 thousand and $0.1 million, respectively. The interest accrued on the outstanding obligation to the Plan is determined by using an average composite of Moody’s Seasoned Corporate Bond Yield Index, which was 5.40% and 6.32% at January 28, 2012 and January 29, 2011, respectively.

J. EARNINGS PER SHARE

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per common share:

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
Basic weighted average shares outstanding	19,098,377	17,212,019	15,488,800
Dilutive effect of non-vested stock and stock options	271,913	242,439	547,622

Diluted weighted average shares outstanding	19,370,290	17,454,458	16,036,422

The anti-dilutive effect of 86,116 stock options has been excluded from diluted weighted average shares outstanding for the fiscal year ended January 28, 2012. There were no anti-dilutive stock options excluded from diluted weighted average shares outstanding for the fiscal years ended January 29, 2011 and January 30, 2010, respectively.

K. SHARE-BASED COMPENSATION

On August 2, 2010, the Company adopted the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”). The 2010 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. As amended by the Board of Directors on April 29, 2011 and approved by the stockholders of the Company on May 24, 2011, an aggregate of 2,573,086 shares of the Company’s common stock are available under the 2010 Plan, subject to adjustments for stock splits and other actions affecting the Company’s common stock. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years. During fiscal years 2011 and 2010, 518,700 and 305,507 options, respectively, were granted pursuant to the 2010 Plan.

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

As of January 28, 2012, there were 874,573 shares of common stock available for future grants under the 2010 Plan.

A summary of restricted stock activity during fiscal year 2011 is set forth in the table below:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested, January 29, 2011	—	$—
Granted	987,547	2.47
Repurchased	(399,780)	2.36
Forfeited	(10,000)	14.06
Vested	(357,149)	2.36

Non-vested, January 28, 2012	220,618	$2.36

Unrecognized compensation expense on the restricted stock was $0.7 million at January 28, 2012, which is expected to be recognized over a period of 2.6 years. The total fair value of shares vested during the fiscal years ended January 28, 2012 and January 29, 2011 was $5.2 million and $2.5 million, respectively. The Company repurchased 399,780 shares from participants on August 11, 2011 pursuant to the restricted stock agreements at a fair value of $17.21 per share, which is reflected as a financing cash outflow in the consolidated statement of cash flows for fiscal year 2011. The Company recorded an excess tax benefit of $5.5 million related to the restricted stock repurchased from participants, which is reflected as a financing cash inflow in the consolidated statement of cash flows for fiscal year 2011.

A summary of stock option activity during fiscal year 2011 is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding, January 29, 2011	305,507	$11.00
Granted	518,700	15.92
Exercised	(34,944)	11.00
Forfeited	(103,241)	14.75

Outstanding, January 28, 2012	686,022	14.15	9.1	$295
Exercisable, January 28, 2012	50,865	11.00	8.5	182
Vested at January 28, 2012	50,865	11.00	8.5	182

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of January 28, 2012 and the option strike price. The stock price at January 28, 2012 was $14.58.

The stock options outstanding and exercisable as of January 28, 2012 were in the following exercise price ranges:

Options Outstanding				Options Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number	Weighted Average Exercise Price
$11.00	254,322	$11.00	8.5	50,865	$11.00
$12.68 to $14.06	71,100	12.82	9.8	—	—
$16.64	360,600	16.64	9.3	—	—

	686,022	14.15	9.1	50,865	11.00

The following table summarizes information regarding non-vested outstanding stock options for fiscal year 2011:

	Number of Stock Options	Weighted Average Fair Value at Grant Date
Non-vested at January 29, 2011	305,507	$11.00
Granted	518,700	15.92
Vested	(50,865)	11.00
Forfeited	(103,241)	14.75

Non-vested at January 28, 2012	670,101	14.23

The Company received $0.4 million of proceeds from the exercise of stock options and realized a $0.1 million tax benefit related to the stock options exercised in fiscal 2011, both of which are reflected as financing cash inflows in the consolidated statement of cash flows for fiscal year 2011. The aggregate intrinsic value of stock options exercised in fiscal year 2011 was $0.3 million. Options forfeited are immediately available for grant under the 2010 Plan. Additional share-based compensation expense of $0.2 million was recorded in fiscal 2011 resulting from changes in the forfeiture rate.

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

In determining the expense to be recorded for options, the significant assumptions utilized in applying the Black-Scholes option valuation model are the risk-free interest rate, expected term, dividend yield and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the assumption in the model. For fiscal year 2011 stock option grants, the expected term of the option awards is estimated using the simplified method, or the average of the vesting period and the original contractual term. In fiscal years 2010 and 2009, the expected term of the option awards was based on historical experience of similar awards.

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during fiscal years 2011, 2010 and 2009 are illustrated in the following table:

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
Risk-free interest rate	1.50 to 2.00%	1.90%	2.15%
Dividend yield	2.00%	2.00%	2.00%
Expected volatility	34.00%	42.00%	40.60%
Expected life (years)	6.50	5.00	5.00
Weighted average fair value of options granted	$4.67	$3.30	$1.54

Stock options issued prior to the initial public offering were granted at prices computed to be below fair market value on the date of grant, had ten-year contractual terms and vested no later than five years from the date of grant. All options granted in August 2010 and fiscal year 2011 have ten-year contractual terms and vest over a period of five years from the date of grant. None of the stock options outstanding at January 28, 2012 were subject to performance or market-based vesting conditions. As of January 28, 2012, the unrecognized compensation expense on stock options, net of expected forfeitures, was $2.3 million, which is expected to be recognized over a weighted average period of 4.1 years. The total fair value of options vested during the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010 was $0.7 million, $0 and $1.7 million, respectively.

Share-based compensation expense for fiscal years 2011, 2010 and 2009 was $1.4 million, $0.5 million and $0.3 million, respectively.

L. RELATED PARTY DISCLOSURE

The Company paid consulting fees to Sun Capital Management, an affiliate of Sun Gordmans, LP. In connection with the initial public offering, the Company paid Sun Capital Management $0.6 million in transaction consulting fees and $7.5 million for termination of the consulting agreement. Consequently, as of August 10, 2010, the Company no longer has a financial obligation to pay management fees to Sun Capital Management under the consulting agreement. The Company incurred fees and expenses of $1.7 million to Sun Capital Management under the terms of the consulting agreement both during fiscal year 2010 and fiscal year 2009.

In connection with the initial public offering, the Company entered into a services agreement with Sun Capital to (1) reimburse Sun Capital for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital with customary indemnification for any such services. During fiscal year 2011 and fiscal year 2010, the Company incurred fees of $44 thousand and $25 thousand, respectively, to Sun Capital Management under the terms of the services agreement.

M. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

N. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth unaudited selected financial information in each quarter for fiscal 2011 and 2010, respectively:

	Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$117,679	$117,020	$131,629	$185,148
Gross profit	55,949	52,484	59,233	74,313
Net income	7,281	2,936	4,749	10,207
Basic earnings per share(2)	0.38	0.15	0.25	0.54
Diluted earnings per share(2)	0.38	0.15	0.25	0.53

	Fiscal 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$111,891	$113,118	$123,606	$168,386
Gross profit	52,549	49,941	54,692	67,080
Net income / (loss)(1)	6,377	3,274	(2,478)	8,425
Basic earnings / (loss) per share(1) (2)	0.41	0.21	(0.13)	0.44
Diluted earnings / (loss) per share(1) (2)	0.39	0.20	(0.13)	0.44

(1)	During the third quarter of fiscal 2010, the Company incurred $10.6 million of non-recurring, pre-tax expenses related to the initial public offering, including fees for termination of the consulting agreement, transaction fees and management bonuses.

(2)	Basic and diluted shares outstanding are computed independently for each quarter presented, and therefore, may not sum to the totals for the year.

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

GORDMANS STORES, INC. AND SUBSIDIARIES

Schedule I – Condensed Parent Company Only Financial Statements

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company. The ability of the Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ revolving line of credit facility.

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

GORDMANS STORES, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS

(in 000’s except share data)

	January 28, 2012	January 29, 2011
ASSETS
Investment in subsidiary	$77,723	$52,053

TOTAL ASSETS	$77,723	$52,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Preferred stock — $0.001 par value; 5,000,000 shares authorized, none issued and outstanding as of January 28, 2012 and January 29, 2011, respectively	$—	$—
Common stock —$0.001 par value; 50,000,000 shares authorized, 19,715,444 issued and 19,315,664 outstanding as of January 28, 2012, 18,703,086 issued and outstanding as of January 29, 2011	19	19
Additional paid-in capital	51,327	50,830
Retained earnings	26,377	1,204

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,723	$52,053

GORDMANS STORES, INC.

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

(in 000’s)

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
Equity in earnings of subsidiary	$26,594	$16,121	$16,211
Share-based compensation expense	(1,421)	(523)	(343)

Net income	$25,173	$15,598	$15,868

GORDMANS STORES, INC.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(in 000’s)

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,173	$15,598	$15,868
Adjustment to reconcile net income to net cash provided by / (used in) operating activities:
Share-based compensation expense	1,421	523	343
Equity in earnings of subsidiary	(26,594)	(16,121)	(16,211)

Net cash provided by / (used in) operating activities	—	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	(5,955)	(29,983)	—
Dividends received from subsidiary	6,879	20,000	15,000

Net cash provided by / (used in) investing activities	924	(9,983)	15,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	—	(20,000)	(15,000)
Repurchase of common stock	(6,879)	—	—
Tax benefit received on common stock repurchased and stock options exercised	5,573	—	—
Proceeds from issuance of common stock pursuant to initial public offering, net of transaction costs of $2,899	—	29,983	—
Proceeds from the exercise of stock options	382	—	—

Net cash provided by / (used in) investing activities	(924)	9,983	(15,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS, Beginning of period	—	—	—

CASH AND CASH EQUIVALENTS, End of period	$—	$—	$—

GORDMANS STORES, INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

(in 000’s)

	Reserve for Sales Returns
	Beginning of Year Balance	Amount Charged to Net Income	Sales Returns	End of Year Balance
Year Ended January 28, 2012	$135	$28,962	$(28,932)	$165
Year Ended January 29, 2011	120	28,690	(28,675)	135
Year Ended January 30, 2010	100	23,966	(23,946)	120

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a) –15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K pursuant to Rule 13(a) –15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a) –15(f) and 15(d) –15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s internal control over financial reporting was effective as of January 28, 2012.

The Company’s independent registered public accounting firm, Grant Thornton LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K under Item 8 and, as part of its audit, audited the effectiveness of the Company’s internal control over financial reporting. Their attestation report is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 28, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Gordmans Stores, Inc.

We have audited Gordmans Stores, Inc. internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gordmans Stores, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Gordmans Stores, Inc. internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Gordmans Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Gordmans Stores, Inc. and subsidiaries (the “Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 28, 2012 and our report dated March 29, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Kansas City, Missouri

March 29, 2012

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

3.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger among Midwest Shoppes Intermediate Holding Corp., Midwest Shoppes Integrated, Inc., Gordmans, Inc. and Jeffrey J. Gordman, dated as of September 5, 2008 (incorporated by reference to Exhibit 2.1 of Amendment #6 of our Registration Statement on Form S-1 filed on August 4, 2010, No. 333-166436)

3.1	Amended and Restated Certificate of Incorporation of Gordmans Stores, Inc. (incorporated by reference to Exhibit 3.1 of Amendment #5 of our Registration Statement on Form S-1 filed on August 3, 2010, No. 333-166436)

3.2	Amended and Restated Bylaws of Gordmans Stores, Inc. (incorporated by reference to Exhibit 3.2 of Amendment #5 of our Registration Statement on Form S-1 filed on August 3, 2010, No. 333-166436)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)

10.1	Registration Agreement by and among Midwest Shoppes Holding Corp. (n/k/a Gordmans Stores, Inc.), Sun Midwest Shoppes, LLC (n/k/a Sun Gordmans, LP) and the other stockholders party thereto, dated as of September 17, 2008 (incorporated by reference to Exhibit 10.1 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.2	Jeffrey J. Gordman Employment Letter Agreement, dated October 16, 2008 (incorporated by reference to Exhibit 10.2 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)*

10.3	Richard H. Heyman Severance Agreement Letter, dated January 12, 2010 (incorporated by reference to Exhibit 10.3 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.4	Michael D. James Severance Agreement Letter, dated January 12, 2010 (incorporated by reference to Exhibit 10.4 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.5	Johanna K. Lewis Severance Agreement Letter, dated January 12, 2010 (incorporated by reference to Exhibit 10.6 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.6	Michael S. Morand Severance Agreement Letter, dated January 12, 2010 (incorporated by reference to Exhibit 10.7 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.7	Michael E. Wirkkala Severance Agreement Letter, dated October 31, 2011 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on November 2, 2011)*

10.8	Tracie L. Wickenhauser Severance Agreement Letter, dated January 9, 2012 *

10.9	Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan *

10.10	Amendment No. 1 to the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan *

10.11	Loan, Guaranty and Security Agreement by and among Gordmans, Inc., as Borrower, the Guarantors signatory thereto, as Credit Parties, the Lenders signatory thereto, as the Lenders, and Wells Fargo Retail Finance, LLC, as Administrative Agent and Joint Lead Arranger, and CIT Capital Securities LLC, as Syndication Agent and Joint Lead Arranger, dated as of February 20, 2009 (incorporated by reference to Exhibit 10.9 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)

10.12	First Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., as Borrower, the Guarantors signatory thereto, as Credit Parties, the Lenders signatory thereto, as the Lenders, and Wells Fargo Retail Finance, LLC, as Administrative Agent and Joint Lead Arranger, and CIT Capital Securities LLC, as Syndication Agent and Joint Lead Arranger, dated as of March 16, 2009 (incorporated by reference to Exhibit 10.10 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.13	Notice of Request for Revolver Increase, dated as of March 31, 2009 (incorporated by reference to Exhibit 10.11 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.14	Second Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., as Borrower, the Guarantors signatory thereto, as Credit Parties, the Lenders signatory thereto, as the Lenders, and Wells Fargo Retail Finance, LLC, as Administrative Agent and Joint Lead Arranger, and CIT Capital Securities LLC, as Syndication Agent and Joint Lead Arranger, dated as of December 23, 2009 (incorporated by reference to Exhibit 10.12 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.15	Consent and Third Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Retail Finance, LLC, dated June 30, 2010 (incorporated by reference to Exhibit 10.32 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.16	Fourth Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Retail Finance, LLC, dated June 30, 2010 (incorporated by reference to Exhibit 10.33 of Amendment #2 of our Registration Statement on Form S-1 filed on June 30, 2010, No. 333-166436)

10.17	Fifth Amendment to Loan, Guaranty and Security Agreement, by and among Gordmans, Inc., each of the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Bank, National Association, as arranger and administrative agent, dated June 1, 2011 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 7, 2011)

10.18	Lease Agreement by and between NL Ventures VII Douglas, L.L.C., as Lessor, and Gordmans, Inc., as Lessee, dated as of November 21, 2008 (incorporated by reference to Exhibit 10.13 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)

10.19	Industrial Building Lease by and between Nebraska Furniture Mart, Inc., as Landlord, and Gordmans, Inc., as Tenant, dated as of December 2, 2005 (incorporated by reference to Exhibit 10.14 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.20	First Amendment to Industrial Building Lease by and between Nebraska Furniture Mart, Inc., as Landlord, and Gordmans, Inc., as Tenant, dated March 1, 2006 (incorporated by reference to Exhibit 10.15 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.21	Second Amendment to Industrial Building Lease by and between Nebraska Furniture Mart, Inc., as Landlord, and Gordmans, Inc., as Tenant, dated March 31, 2008 (incorporated by reference to Exhibit 10.16 of Amendment #3 our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.22	Amended and Restated Sublease Agreement by and between A.G. Realty Company, as Landlord, and Gordmans, Inc., as Tenant, dated July 21, 2008 (incorporated by reference to Exhibit 10.17 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.23	Form of Restricted Stock Agreement under the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.47 of Amendment #2 of our Registration Statement on Form S-1 filed on June 30, 2010, No. 333-166436)*

10.24	Form of Incentive Stock Option Agreement under the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.48 of Amendment #2 of our Registration Statement on Form S-1 filed on June 30, 2010, No. 333-166436)*

10.25	Services Agreement by and between Gordmans Stores, Inc. and Sun Capital Partners Management V, LLC, dated July 16, 2010 (incorporated by reference to Exhibit 10.49 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.26	Receipt and Termination of Consulting Agreement between Gordmans, Inc. and Sun Capital Partners Management V, LLC, dated as of July 16, 2010 (incorporated by reference to Exhibit 10.51 on Annual Report on Form 10-K filed on March 31, 2011, No. 001-34842)

21.1	List of subsidiaries of Gordmans Stores, Inc. (incorporated by reference to Exhibit 21.1 on Annual Report on Form 10-K filed on March 31, 2011, No. 001-34842)

23.1	Consent of Grant Thornton, LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

* Indicates management contract or compensatory plan or arrangement.

** As provided in Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2012

GORDMANS STORES, INC.

By:	/s/ JEFF GORDMAN
Jeff Gordman
President, Chief Executive Officer and Secretary (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2012:

Signature	Title

/s/ JEFF GORDMAN Jeff Gordman	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)

/s/ MICHAEL D. JAMES Michael D. James	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ THOMAS V. TAYLOR Thomas V. Taylor	Chairman of the Board of Directors

/s/ STEWART M. KASEN Stewart M. Kasen	Director

/s/ DONALD V. ROACH Donald V. Roach	Director

/s/ JAMES A. SHEA James A. Shea	Director

/s/ KENNETH I. TUCHMAN Kenneth I. Tuchman	Director

/s/ JASON H. NEIMARK Jason H. Neimark	Director