Form 10-Q
period 2012-04-28
Gordmans Stores, Inc.
filed 2012-05-17
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $0.001 par value, outstanding as of May 17, 2012: 19,315,664 shares

GORDMANS STORES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except share data)

(Unaudited)

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
Net sales	$133,922	$117,679
License fees from leased departments	1,937	1,667
Cost of sales	(72,368)	(63,397)

Gross profit	63,491	55,949
Selling, general and administrative expenses	(50,486)	(44,088)

Income from operations	13,005	11,861
Interest expense, net	(125)	(118)

Income before taxes	12,880	11,743
Income tax expense	(4,830)	(4,462)

Net income	$8,050	$7,281

Basic earnings per share	$0.42	$0.38
Diluted earnings per share	$0.41	$0.38

Basic weighted average shares outstanding	19,095,223	19,076,884
Dilutive weighted average shares outstanding	19,424,699	19,266,694

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s except share data)

	April 28, 2012	January 28, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$41,717	$35,413
Accounts receivable	1,771	1,787
Landlord receivable	11,755	9,939
Income taxes receivable	—	2,805
Merchandise inventories	75,898	65,335
Deferred income taxes	2,492	2,964
Prepaid expenses and other current assets	6,060	5,239

Total current assets	139,693	123,482
PROPERTY AND EQUIPMENT, net	36,612	34,507
INTANGIBLE ASSETS, net	2,056	2,078
OTHER ASSETS, net	2,687	2,546

TOTAL ASSETS	$181,048	$162,613

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$46,620	$36,034
Income taxes payable	1,563	—
Accrued expenses	23,741	26,464
Current portion of long-term debt	445	655

Total current liabilities	72,369	63,153

NONCURRENT LIABILITIES:

Long-term debt, less current portion	76	189
Deferred rent	15,905	14,914
Deferred income taxes	6,478	6,604
Other liabilities	229	30

Total noncurrent liabilities	22,688	21,737

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of April 28, 2012 and January 28, 2012	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 19,715,444 issued and 19,315,664 outstanding as of April 28, 2012 and January 28, 2012	19	19
Additional paid-in capital	51,545	51,327
Retained earnings	34,427	26,377

Total stockholders’ equity	85,991	77,723

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$181,048	$162,613

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share data)

(Unaudited)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
BALANCE, January 30, 2011	18,703,086	$19	$50,830	$1,204	$52,053
Share-based compensation expense	—	—	362	—	362
Net income	—	—	—	7,281	7,281

BALANCE, April 30, 2011	18,703,086	$19	$51,192	$8,485	$59,696

BALANCE, January 29, 2012	19,315,664	$19	$51,327	$26,377	$77,723
Share-based compensation expense	—	—	218	—	218
Net income	—	—	—	8,050	8,050

BALANCE, April 28, 2012	19,315,664	$19	$51,545	$34,427	$85,991

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Unaudited)

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,050	$7,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,399	820
Amortization of deferred financing fees	80	152
Deferred income taxes	346	828
Share-based compensation expense	218	362
Net changes in operating assets and liabilities:
Accounts, landlord and income taxes receivable	1,005	2,104
Merchandise inventories	(10,563)	(9,572)
Prepaid expenses and other current assets	(821)	(634)
Other assets	(221)	(143)
Accounts payable	10,586	5,523
Deferred rent	991	1,773
Income taxes payable	1,563	2,216
Accrued expenses and other liabilities	(931)	(3,312)

Net cash provided by operating activities	11,702	7,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,070)	(10,412)
Proceeds from sale of property and equipment	5,995	2,604

Net cash used in investing activities	(5,075)	(7,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(323)	(480)

Net cash used in financing activities	(323)	(480)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,304	(890)
CASH AND CASH EQUIVALENTS, Beginning of period	35,413	29,368

CASH AND CASH EQUIVALENTS, End of period	$41,717	$28,478

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share Data and Per Share Amounts)

(Unaudited)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The condensed consolidated financial statements include the accounts of Gordmans Stores, Inc. (the “Company”) and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of January 28, 2012 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature.

Summary of Significant Accounting Policies – The accounting policies followed by the Company are reflected in the notes to the consolidated financial statements for the fiscal year ended January 28, 2012, included in our fiscal year 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 28, 2012. Due to the seasonality of our business, the results of operations for any quarter are not necessarily indicative of the operating results for the full fiscal year. In addition, quarterly results of operations can vary based upon the timing and amount of net sales and costs associated with the opening of new stores.

B. DESCRIPTION OF THE BUSINESS

Gordmans Stores, Inc. operated 78 everyday value price department stores under the trade name “Gordmans” located in 18 states as of April 28, 2012. Gordmans offers a wide assortment of name brand clothing for all ages, accessories (including fragrances), footwear and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment. The Company has one reportable segment. The Company’s operations include activities related to retail stores. The Company opened four new stores during the thirteen weeks ended April 28, 2012 and opened two new stores during the thirteen weeks ended April 30, 2011.

The following table reflects the percentage of revenues by major merchandising category:

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
Apparel	57.5%	56.1%
Home Fashions	25.5	26.0
Accessories (including fragrances)	17.0	17.9

Total	100.0%	100.0%

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	April 28, 2012	January 28, 2012
Leasehold improvements	$4,196	$4,061
Furniture, fixtures and equipment	26,664	23,089
Computer software	5,213	4,544
Capitalized leases	1,740	1,740
Construction in progress	8,753	9,650

	46,566	43,084
Less accumulated depreciation and amortization	(9,954)	(8,577)

	$36,612	$34,507

D. DEBT OBLIGATIONS

Revolving Line of Credit Facility – The Company has a $60.0 million revolving line of credit facility dated February 20, 2009, as amended effective June 1, 2011, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC), CIT Bank and PNC Bank (“WF LOC”). The credit facility expires on June 1, 2015. The Company had no borrowings outstanding under the WF LOC as of April 28, 2012 and January 28, 2012.

Borrowings under this facility bear interest at various rates based on the excess availability and time of year, with two rate options at the discretion of management as follows: (1) For base rate advances, borrowings bear interest at the prime rate plus 1.00% during the non-seasonal period and the prime rate plus 1.75% during the seasonal period. When excess availability is $25.0 million or greater, borrowings for base rate advances bear interest at the prime rate plus 0.75% during the non-seasonal period and the prime rate plus 1.50% during the seasonal period. (2) For LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 2.00% during the non-seasonal period and the LIBOR rate plus 2.75% during the seasonal period. When excess availability is $25.0 million or greater, borrowings for LIBOR advances bear interest at the LIBOR rate plus 1.75% during the non-seasonal period and the LIBOR rate plus 2.50% during the seasonal period. Borrowings available under the WF LOC may not exceed the borrowing base (consisting of specified percentages of credit card receivables and eligible inventory, less applicable reserves). The Company had $55.4 million and $41.9 million available to borrow at April 28, 2012 and January 28, 2012, respectively. Borrowings under this facility would have borne an interest rate of 4.00% at April 28, 2012 and January 28, 2012. The Company had outstanding letters of credit included in the borrowing base totaling approximately $0.4 million both as of April 28, 2012 and January 28, 2012.

An unused line fee is payable quarterly in an amount equal to 0.375% of the sum of the average daily unused revolving commitment plus the average daily unused letter of credit commitment. A customary fee is also payable to the administrative agent under the facility on an annual basis.

Borrowings are secured by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. Among other provisions, the revolving line of credit facility contains certain financial covenants restricting the amount of capital expenditures and dividends that can be paid without consent from the lenders. As of April 28, 2012, the Company was in compliance with all of its debt covenants.

Long-term Debt – Long-term debt consists of the following:

	April 28, 2012	January 28, 2012
Term notes payable	$—	$214
Capital lease obligations	521	630

Total long-term debt	521	844
Less current portion of long-term debt	(445)	(655)

Long-term debt, less current portion	$76	$189

During 2010, the Company entered into two financing arrangements to purchase software. The Company paid off the remaining obligation of $0.2 million on these arrangements during the thirteen weeks ended April 28, 2012.

Financial Instruments – Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of term notes payable at April 28, 2012 and January 28, 2012 approximates its carrying amount of $0 and $0.2 million, respectively. For all other financial instruments including cash, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

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

Future minimum lease payments under operating leases and future obligations under non-cancelable capital leases as of April 28, 2012 are as follows:

	Operating Leases	Capital Leases
Remainder of 2012	$31,484	$344
2013	42,219	190
2014	38,187	—
2015	31,963	—
2016	24,219	—
After 2016	91,771	—

Total minimum lease payments	$259,843	534

Less: capital lease amount representing interest		(13)

Present value of minimum lease payments		521
Less: current maturities of capital lease obligations		(445)

Noncurrent maturities of capital lease obligations		$76

F. SHARE BASED COMPENSATION

The Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. An aggregate of 2,573,086 shares of the Company’s common stock are available under the 2010 Plan, subject to adjustments for stock splits and other actions affecting the Company’s common stock. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years. During the thirteen weeks ended April 28, 2012, 57,000 options were granted pursuant to the 2010 Plan. There were 826,000 shares of common stock available for future grants under the 2010 Plan at April 28, 2012.

In connection with the Company’s initial public offering in August 2010, all existing options outstanding (1,285,570 shares issuable at a weighted average exercise price of $2.66 per share) under the Company’s 2009 Stock Option Plan were terminated. In exchange, each participant received the following awards under the 2010 Plan: (1) 12 months from the date of the option termination agreement, vested restricted stock to replace the intrinsic value of the participant’s vested options under the 2009 Stock Option Plan and (2) unvested restricted stock to replace the intrinsic value of the participant’s unvested options under the 2009 Stock Option Plan, with a similar vesting schedule as that of the existing options. The termination and exchange of options did not result in any additional compensation expense. In addition, each participant received options in an amount determined by the Compensation Committee of the Company’s Board of Directors, with an exercise price equal to the Company’s initial public offering price, subject to time vesting at a rate of 20% per year over five years. In exchange for 1,285,570 stock options outstanding at the time of the initial public offering, 977,547 shares of restricted stock were awarded on August 11, 2011, which was 12 months from the date of the option termination agreements.

A summary of restricted stock activity during the thirteen weeks ended April 28, 2012 is set forth in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 28, 2012	220,618	$2.36
Granted	—	—
Repurchased	—	—
Forfeited	—	—
Vested	(8,081)	2.36

Non-vested, April 28, 2012	212,537	$2.36

Unrecognized compensation expense on the restricted stock was $0.6 million at April 28, 2012, which is expected to be recognized over a period of 2.4 years. The total fair value of shares vested during the thirteen weeks ended April 28, 2012 was $0.2 million.

A summary of stock option activity during the thirteen weeks ended April 28, 2012 is set forth in the table below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (thousands)
Outstanding, January 28, 2012	686,022	$14.15
Granted	57,000	19.71
Exercised	—	—
Forfeited	(8,500)	16.64

Outstanding, April 28, 2012	734,522	14.56	8.9 years	$5,068
Exercisable, April 28, 2012	50,865	11.00	8.3	532
Vested at April 28, 2012	50,865	11.00	8.3	532

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of April 28, 2012 and the option strike price. The stock price at April 28, 2012 was $21.46.

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

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during the thirteen weeks ended April 28, 2012 are illustrated in the following table:

13 Weeks Ended April 28, 2012
Risk-free interest rate	1.5%
Dividend yield	2.0%
Expected volatility	34.0%
Expected life (years)	6.5
Weighted average fair value of options granted	$5.62

None of the stock options outstanding at April 28, 2012 were subject to performance or market-based vesting conditions. As of April 28, 2012, the unrecognized compensation expense on stock options was $2.5 million, which is expected to be recognized over a weighted average period of 4.0 years.

For the thirteen week periods ended April 28, 2012 and April 30, 2011, share-based compensation expense was $0.2 million and $0.4 million, respectively. Share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations.

G. EARNINGS PER SHARE

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011

Basic weighted average shares outstanding	19,095,223	19,076,884

Dilutive effect of non-vested stock and stock options	329,476	189,810

Diluted weighted average shares outstanding	19,424,699	19,266,694

The anti-dilutive effect of 74,683 stock options has been excluded from diluted weighted average shares outstanding for the thirteen weeks ended April 28, 2012. There were no anti-dilutive stock options excluded from diluted weighted average shares outstanding for the thirteen weeks ended April 30, 2011.

H. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash investing activities and other cash flow information:

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
Non-cash investing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$2,687	$805
Sales of property and equipment	5,995	2,604

Other cash flow information:
Cash paid for interest	45	133
Cash paid for income taxes, net	115	43

I. RELATED PARTY DISCLOSURE

In connection with the Company’s initial public offering in August 2010, the Company entered into a services agreement with Sun Capital Management V, LLC (“Sun Capital Management”), an affiliate of Sun Gordmans, LP to (1) reimburse Sun Capital Management for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital Management with customary indemnification for any such services. During the thirteen week periods ended April 28, 2012 and April 30, 2011, the Company incurred fees of $19 thousand and $31 thousand, respectively, to Sun Capital Management under the terms of the services agreement.

Fees incurred under the consulting and services agreement are included in selling, general and administrative expenses in the consolidated statements of operations.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, or strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the factors described in “Item 1A – Risk Factors” in our fiscal year 2011 Annual Report on Form 10-K.

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

The following discussion and analysis should be read in conjunction with our fiscal year 2011 Annual Report on Form 10-K and the unaudited condensed consolidated financial statements and the related notes thereto included in Item 1. Consolidated Financial Statements of this Quarterly Report.

Executive Overview

Gordmans is an everyday value price department store retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories (including fragrances), footwear and home fashions. The origins of Gordmans date back to 1915, and as of April 28, 2012, we operated 78 stores in 18 states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

We opened four new stores during the thirteen weeks ended April 28, 2012 in three new markets compared to opening two new stores in one new market during the thirteen weeks ended April 30, 2011.

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

Comparable Store Sales. Comparable store sales have been calculated based upon stores that were open at least 16 months as of the end of the reporting period. We also review average sale per transaction and comparable store transactions. Comparable store sales are an important indicator of current operating performance, with higher comparable store sales helping us to leverage our fixed expenses and positively impacting our operating results.

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

Overview

Net income for the thirteen weeks ended April 28, 2012 was $8.1 million as compared to net income of $7.3 million for the thirteen weeks ended April 30, 2011. The increase in net income was primarily due to higher net sales, partially offset by higher selling, general and administrative expenses. Higher net sales, which were 13.8% greater than the same period last year, were driven by both a 4.7% increase in comparable store sales and by non-comparable store sales due to the addition of four new stores during the first quarter of fiscal 2012 and six new stores during fiscal 2011. Higher selling, general and administrative expenses primarily resulted from higher store expenses associated with the four new stores opened during the thirteen weeks ended April 28, 2012 and the six new stores opened during fiscal 2011, higher advertising expense, higher depreciation expense and higher pre-opening expenses related to the four new stores opened in the first quarter of fiscal 2012 versus two new stores opened in the first quarter of fiscal 2011.

Basis of Presentation and Results of Operations

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. Fiscal year 2012 represents a fifty-three week year ending February 2, 2013, while fiscal year 2011 was a fifty-two week year ended January 28, 2012. All references to fiscal years are to the calendar year in which the fiscal year begins. The thirteen weeks ended April 28, 2012 and the thirteen weeks ended April 30, 2011 represent the first quarters of fiscal 2012 and fiscal 2011, respectively.

The table below sets forth the consolidated statements of operations data for the periods presented (in thousands):

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
Statements of Operation Data:
Net sales	$133,922	$117,679
License fees from leased departments	1,937	1,667
Cost of sales	(72,368)	(63,397)

Gross profit	63,491	55,949
Selling, general and administrative expenses	(50,486)	(44,088)

Income from operations	13,005	11,861
Interest expense, net	(125)	(118)

Income before taxes	12,880	11,743
Income tax expense	(4,830)	(4,462)

Net income	$8,050	$7,281

The table below sets forth the components of the consolidated statements of operations as a percentage of net sales:

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
Net sales	100.0%	100.0%
License fees from leased departments	1.4	1.4
Cost of sales	(54.0)	(53.9)

Gross profit	47.4	47.5
Selling, general and administrative expenses	(37.7)	(37.5)

Income from operations	9.7	10.1
Interest expense, net	(0.1)	(0.1)

Income before taxes	9.6	10.0
Income tax expense	(3.6)	(3.8)

Net income	6.0%	6.2%

Thirteen Weeks Ended April 28, 2012 Compared to Thirteen Weeks Ended April 30, 2011

Net Sales

Net sales for the thirteen weeks ended April 28, 2012 increased $16.2 million, or 13.8%, to $133.9 million as compared to $117.7 million for the thirteen weeks ended April 30, 2011. This increase was the direct result of an increase in comparable store sales and non-comparable store sales. Comparable store sales increased $5.4 million, or 4.7%, primarily due to a 3.7% increase in the average sale per transaction and a 1.1% increase in comparable transactions. Non-comparable store sales increased $10.8 million due to the addition of six new stores in fiscal 2011, two of which opened in the first quarter of fiscal 2011, and the opening of four new stores in the first quarter of fiscal 2012.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for the thirteen weeks ended April 28, 2012 increased $0.3 million, or 16.2%, to $1.9 million as compared to $1.7 million for the thirteen weeks ended April 30, 2011 primarily due to the addition of six new stores in fiscal 2011, two of which opened in the first quarter of fiscal 2011, and the opening of four new stores in the first quarter of fiscal 2012.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirteen weeks ended April 28, 2012 increased $7.5 million, or 13.5%, to $63.5 million as compared to $55.9 million for the thirteen weeks ended April 30, 2011. Gross profit margin for the thirteen weeks ended April 28, 2012 decreased 10 basis points to 47.4% of net sales as compared to 47.5% of net sales for the thirteen weeks ended April 30, 2011. This decrease was primarily due to higher markdowns as a percentage of net sales during the first quarter of 2012, partially offset by an increase in mark-up on merchandise purchases in the first quarter of fiscal 2012 versus the first quarter of fiscal 2011 resulting from buying efficiencies and competitive pricing opportunities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended April 28, 2012 increased $6.4 million, or 14.5%, to $50.5 million as compared to $44.1 million for the thirteen weeks ended April 30, 2011.

Store expenses increased $3.4 million in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 primarily due to increased payroll and benefits, rent, maintenance, cleaning and utilities expenses associated with the six new stores opened in fiscal 2011 and the four new stores opened in the first quarter of fiscal 2012. Store expenses were 24.1% of net sales in the first quarter of fiscal 2012 as compared to 24.6% of net sales in the first quarter of fiscal 2011, a 50 basis point decrease, primarily resulting from lower payroll, lower credit card fees and lower utilities as a percentage of net sales.

Advertising expenses increased $0.8 million in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 as a result of higher television and direct mail advertising costs. Advertising expenses were 2.1% of net sales in the first quarter of fiscal 2012 as compared to 1.7% of net sales in the first quarter of fiscal 2011, a 40 basis point increase, as advertising expenses are being planned in fiscal 2012 to more closely align with historical sales patterns, although advertising expenses for fiscal 2012 are planned at a level consistent with fiscal 2011 as a percentage of net sales.

Corporate expenses increased $0.7 million in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 primarily due to higher corporate payroll and benefits of $0.8 million due to the addition of corporate positions to support our growth and merit increases. Corporate expenses were 5.7% of net sales in the first quarter of fiscal 2012 as compared to 5.9% of net sales in the first quarter of fiscal 2011.

Depreciation and amortization expenses increased $0.6 million, or 30 basis points, in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 due to increased property additions associated with new store openings and investments in upgrading our information technology systems.

Store pre-opening expenses increased $0.5 million, or 30 basis points, in the first quarter of fiscal 2012 due to opening four new stores in the first quarter of fiscal 2012 as compared to the two new stores opened in the first quarter of fiscal 2011.

Distribution center expenses increased $0.4 million as a result of higher outbound freight delivery charges and higher processing expenses related to the increase in merchandise inventory receipts. Distribution center expenses were 3.5% of net sales in the first quarter of fiscal 2012 as compared to 3.7% of net sales in the first quarter of fiscal 2011, a 20 bps improvement, primarily due to processing efficiencies.

As a percentage of net sales, selling, general and administrative expenses for the thirteen weeks ended April 28, 2012 increased to 37.7% as compared to 37.5% for the thirteen weeks ended April 30, 2011. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher advertising expenses, higher pre-opening expenses and higher depreciation expense, partially offset by lower store expenses and lower distribution center expenses.

Interest Expense

Interest expense was $0.1 million for the thirteen weeks ended April 28, 2012 and April 30, 2011. There were no borrowings on the revolving line of credit during the thirteen weeks ended April 28, 2012 or April 30, 2011.

Income before Taxes

Income before taxes for the first quarter of fiscal 2012 increased $1.1 million, or 9.7%, to $12.9 million compared to $11.7 million in the first quarter of fiscal 2011. As a percentage of net sales, income before taxes was 9.6% for the first quarter of fiscal 2012 compared to 10.0% for the first quarter of fiscal 2011.

Income Tax Expense

Income tax expense for the thirteen weeks ended April 28, 2012 was $4.8 million compared to income tax expense of $4.5 million for the thirteen weeks ended April 30, 2011. The effective income tax rate for the first quarter of fiscal 2012 was 37.5% compared to an effective rate of 38.0% for the first quarter of fiscal year 2011. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income

Net income for the first quarter of fiscal 2012 increased $0.8 million, or 10.6%, to $8.1 million compared to $7.3 million for the first quarter of fiscal 2011. As a percentage of net sales, net income was 6.0% for the first quarter of fiscal 2012 compared to 6.2% for the first quarter of fiscal 2011. The decrease in net income as a percentage of net sales was primarily due to higher selling, general and administrative expenses primarily related to our growth and store expansion and realignment of our advertising expenses.

Seasonality

Our business is subject to seasonal fluctuations, which are typical of retailers that carry a similar merchandise offering. A disproportionate amount of our sales and net income are realized during the fourth fiscal quarter, which includes the holiday selling season. In fiscal years 2011, 2010 and 2009, respectively, 33.6%, 32.6% and 33.7% of our net sales were generated in the fourth quarter. Operating cash flows are typically higher in the fourth fiscal quarter due to inventory related working capital requirements in the third fiscal quarter. During fiscal years 2011, 2010 and 2009, we generated net income during the first nine months of $15.0 million, $7.2 million and $9.7 million, respectively, and 40.5%, 54.0% and 39.0% of net income was realized in the fourth quarters of fiscal years 2011, 2010 and 2009, respectively. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving and Christmas and regional fluctuations for events such as sales tax holidays.

Liquidity and Capital Resources

Our working capital at April 28, 2012 increased $7.0 million, or 11.6%, to $67.3 million compared to working capital of $60.3 million at January 28, 2012. Our primary ongoing cash requirements are for operating expenses, inventory, capital expenditures related to technology, distribution center and existing store improvements, as well as new store capital investment. Our typical investment in a new store is approximately $1.3 million, which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.0 million of the total cost have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores.

We had no borrowings under our revolving line of credit facility at April 28, 2012 or January 28, 2012 and had cash and cash equivalents of $41.7 million and $35.4 million as of those dates, respectively. Net cash provided by operating activities was $11.7 million for the thirteen weeks ended April 28, 2012, compared to net cash provided by operating activities of $7.4 million for the thirteen weeks ended April 30, 2011. Availability under our revolving line of credit facility increased 32% to $55.4 million at April 28, 2012 compared to $41.9 million at January 28, 2012. Stockholders’ equity was $86.0 million as of April 28, 2012 compared to $77.7 million as of January 28, 2012.

During the course of our seasonal business cycle, working capital is needed to support inventory for existing stores, particularly during peak selling seasons. Historically, our working capital needs are lowest in the first quarter and peak late in the third quarter or early in the fourth quarter in anticipation of the holiday selling season. We believe that the net cash provided by operating activities, bank borrowings, vendor trade terms, tenant improvement allowances and the use of operating leases for new stores will be sufficient to fund anticipated current and long-term capital expenditures and working capital requirements.

Capital Expenditures

Net capital expenditures during the thirteen weeks ended April 28, 2012 and April 30, 2011 were $5.1 million and $7.8 million, respectively. Net capital expenditures were comprised of the following (in thousands):

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
New and existing stores	$8,637	$9,152
Technology-related investments	2,124	1,127
Distribution center improvements	309	133

Gross capital expenditures	11,070	10,412
Less: Proceeds from sale of equipment	(5,995)	(2,604)

Net capital expenditures	$5,075	$7,808

We lease the real estate for all of our stores. In certain cases, we negotiate leases whereby we take responsibility for construction of a new store and are reimbursed for our costs from the landlord. When this situation occurs, we report the construction costs as part of our capital expenditures and, at the commencement of the lease, report the reimbursement from the landlord as proceeds from the sale of the assets to the landlord.

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
Cash flows provided by operating activities	$11,702	$7,398
Cash flows used in investing activities	(5,075)	(7,808)
Cash flows used in financing activities	(323)	(480)

Increase (decrease) in cash and cash equivalents	6,304	(890)
Cash and cash equivalents at beginning of period	35,413	29,368

Cash and cash equivalents at end of period	$41,717	$28,478

Cash Flows from Operating Activities

Net cash provided by operating activities in the thirteen weeks ended April 28, 2012 was $11.7 million, which included net income of $8.1 million and noncash charges of $2.0 million comprised of depreciation and amortization expense of $1.4 million, changes in deferred taxes of $0.3 million, share-based compensation expense of $0.2 million and amortization of deferred financing fees of $0.1 million. Net cash provided by operating activities in the thirteen weeks ended April 28, 2012 were favorably impacted by an increase in accounts payable related to inventory purchases of $10.6 million, an increase of $4.4 million resulting from a decrease in income taxes receivable of $2.8 million and an increase of $1.6 million in income taxes payable, and a $1.0 million increase in deferred rent. These increases in operating cash flows for the thirteen weeks ended April 28, 2012 were offset by cash used to increase inventory of $10.6 million after the holiday season and for the four new stores opened in the first quarter of fiscal 2012, an increase in accounts and landlord receivables of $1.8 million primarily due to tenant improvement allowances associated with new store growth, a decrease in accrued expenses and other liabilities of $0.9 million, a $0.8 million increase in prepaid expenses and other current assets and a $0.2 million increase in other assets.

Net cash provided by operating activities in the thirteen weeks ended April 30, 2011 was $7.4 million, which included net income of $7.3 million and noncash charges of $2.1 million related to $0.8 million of depreciation and amortization expense, changes in deferred taxes of $0.8 million, $0.4 million of share-based compensation expense and $0.1 million of amortization of deferred financing fees. Operating cash flows in the thirteen weeks ended April 30, 2011 were favorably impacted by an increase in accounts payable related to inventory purchases of $5.5 million, an increase in income taxes payable of $2.2 million, a decrease in accounts, landlord and income taxes receivable of $2.1 million and a $1.8 million increase in deferred rent. These increases in operating cash flows for the thirteen weeks ended April 30, 2011 were offset by cash used to increase inventory of $9.6 million after the holiday season and for the two new stores opened in the first quarter of fiscal 2011, a decrease in other accrued expenses of $3.3 million primarily related to the payment of fiscal year 2010 bonuses during the first quarter of fiscal 2011 and a $0.6 million increase in prepaid rent and insurance expenses.

Cash Flows from Investing Activities

Net cash used in investing activities in the thirteen weeks ended April 28, 2012 and April 30, 2011 was $5.1 million and $7.8 million, respectively. Cash of $11.1 million and $10.4 million was used for purchases of property and equipment during the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. The increase in cash used in investing activities is primarily due to the $2.1 million invested in information technology equipment and software during the thirteen weeks ended April 28, 2012, primarily for investments in our new Oracle enterprise merchandising system that will be implemented in fiscal 2012, compared to $1.1 million during the thirteen weeks ended April 30, 2011. Additionally, distribution center improvements were $0.3 million and $0.1 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

Cash of $11.1 million was used in investing activities during the thirteen weeks ended April 28, 2012, of which $8.6 million was invested in new and existing stores. Cash of $8.5 million was invested in the four new stores opened during the thirteen weeks ended April 28, 2012 and the five additional new stores to be opened in the second and third quarters of fiscal 2012 while the remaining $0.1 million was used for fixtures and store improvements for existing stores. This compares to $9.2 million for store investments during the thirteen weeks ended April 30, 2011 when two new stores were opened. Cash invested in new and existing stores during the thirteen weeks ended April 28, 2012 was $0.5 million less than the same period last year. Four new stores were opened in the first quarter of fiscal 2012 versus two new stores that opened in the first quarter of fiscal 2011; however, cash invested in new and existing stores during the first quarter of fiscal 2012 is less than the same period last year as $7.4 million of cash was spent primarily in the fourth quarter of fiscal 2011 for the four new stores that opened in the first quarter of fiscal 2012. The Company expects to be reimbursed by the landlords for the majority of cash invested in the four new stores opened in the first quarter of fiscal 2012. The sale of property and equipment generated $6.0 million and $2.6 million of cash flows for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively, related to proceeds from the sale-leaseback of real estate related to new store construction. The increase in cash generated from the sale-leaseback of real estate primarily resulted from four new store openings in the first quarter of fiscal 2012 as compared to two new stores that opened in the first quarter of fiscal 2011.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.3 million during the thirteen weeks ended April 28, 2012 and $0.5 million during the thirteen weeks ended April 30, 2011. Cash was used for payments on long-term debt.

Existing Credit Facilities

Gordmans, Inc. is the borrower under a loan, guaranty and security agreement dated as of February 20, 2009, as amended June 1, 2011, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) as agent and a lender and certain other lenders party thereto from time to time. Gordmans Stores, Inc., Gordmans Intermediate Holding Corp., Gordmans Distribution Company, Inc., Gordmans Management Company, Inc., and Gordmans, LLC are all guarantors under the loan agreement. The loan agreement provides a revolving line of credit facility for general working capital needs of up to $60.0 million with the ability to increase the maximum available borrowings under the facility to $80.0 million.

The revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on June 1, 2015. At April 28, 2012, we had no borrowings outstanding under our revolving line of credit facility and availability of $55.4 million, including letters of credit issued with an aggregate face amount of $0.4 million. There were no borrowings under the revolving line of credit facility during the thirteen weeks ended April 28, 2012.

Interest is payable on borrowings under the revolving line of credit facility monthly at a rate equal to the LIBOR or the base rate as selected by management, plus an applicable margin which ranges from 0.75% to 2.75% and is set quarterly depending upon the seasonal or non-seasonal period and average net availability under the revolving line of credit facility during the previous quarter.

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

Contractual Obligations and Off-Balance-Sheet Arrangements

As noted in the table below, the Company has contractual obligations and commitments as of April 28, 2012 that may affect the financial condition of the Company. However, we believe there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition, results of operations, or cash flows. Other than the letters of credit set forth in the table below, the Company had no off-balance-sheet arrangements as of April 28, 2012.

The following table summarizes our contractual obligations and commitments as of April 28, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Capital leases(1)	$534	$344	$190	$—	$—
Operating leases(2)(3)	259,843	31,484	80,406	56,182	91,771
Revolving line of credit	—	—	—	—	—
Letters of credit	442	442	—	—	—

Total	$260,819	$32,270	$80,596	$56,182	$91,771

(1)	Includes principal and interest payments on capital lease obligations.

(2)	Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds, but are not included in operating lease obligations.

(3)

Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 38% of lease expense for our retail stores in the thirteen weeks ended April 28, 2012.

Critical Accounting Policies and Estimates

We have determined that our most critical accounting policies are those related to revenue recognition, merchandise inventories, long-lived assets, operating leases, self-insurance, share-based compensation and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies discussed in our fiscal year 2011 Annual Report on Form 10-K.

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

Borrowings under the revolving line of credit facility bear interest at the base rate plus 0.75% (4.00% at April 28, 2012) with an option to bear interest at the LIBOR interest rate plus 2.00%. Borrowings under the revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $60.0 million. There were no borrowings outstanding under our revolving credit facility at April 28, 2012.

ITEM 4. CONTROLS AND PROCEDURES

The required certifications of our Chief Executive Officer and Chief Financial Officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 28, 2012 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our risk factors have not changed materially from those disclosed in our fiscal year 2011 Annual Report on Form 10-K. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

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

Date: May 17, 2012

GORDMANS STORES, INC.

By:	/s/ JEFF GORDMAN
Jeff Gordman
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ MICHAEL D. JAMES
Michael D. James
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer and Principal Accounting Officer)