Form 10-Q
period 2012-07-28
Gordmans Stores, Inc.
filed 2012-08-31
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

or

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

Common Stock, $0.001 par value, outstanding as of August 31, 2012: 19,355,664 shares

GORDMANS STORES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except share data)

(Unaudited)

	13 Weeks Ended July 28, 2012	13 Weeks Ended July 30, 2011	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011
Net sales	$128,238	$117,020	$262,160	$234,699
License fees from leased departments	1,620	1,411	3,557	3,078
Cost of sales	(71,165)	(65,947)	(143,533)	(129,344)

Gross profit	58,693	52,484	122,184	108,433
Selling, general and administrative expenses	(52,898)	(47,559)	(103,384)	(91,647)

Income from operations	5,795	4,925	18,800	16,786
Interest expense, net	(123)	(189)	(248)	(307)

Income before taxes	5,672	4,736	18,552	16,479
Income tax expense	(2,127)	(1,800)	(6,957)	(6,262)

Net income	$3,545	$2,936	$11,595	$10,217

Basic earnings per share	$0.19	$0.15	$0.61	$0.53
Diluted earnings per share	$0.18	$0.15	$0.60	$0.53

Basic weighted average shares outstanding	19,136,076	19,165,207	19,115,650	19,120,820
Diluted weighted average shares outstanding	19,470,133	19,390,752	19,443,441	19,320,445

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s except share data)

	July 28, 2012	January 28, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$44,113	$35,413
Accounts receivable	2,315	1,787
Landlord receivable	8,126	9,939
Income taxes receivable	1,147	2,805
Merchandise inventories	85,224	65,335
Deferred income taxes	2,271	2,964
Prepaid expenses and other current assets	6,730	5,239

Total current assets	149,926	123,482
PROPERTY AND EQUIPMENT, net	41,382	34,507
INTANGIBLE ASSETS, net	2,035	2,078
OTHER ASSETS, net	2,613	2,546

TOTAL ASSETS	$195,956	$162,613

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$56,848	$36,034
Accrued expenses	26,344	26,464
Current portion of long-term debt	411	655

Total current liabilities	83,603	63,153

NONCURRENT LIABILITIES:

Long-term debt, less current portion	—	189
Deferred rent	15,800	14,914
Deferred income taxes	6,418	6,604
Other liabilities	204	30

Total noncurrent liabilities	22,422	21,737

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of July 28, 2012 and January 28, 2012	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 19,755,444 issued and 19,355,664 outstanding as of July 28, 2012, 19,715,444 issued and 19,315,664 outstanding as of January 28, 2012	19	19
Additional paid-in capital	51,940	51,327
Retained earnings	37,972	26,377

Total stockholders’ equity	89,931	77,723

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$195,956	$162,613

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share data)

(Unaudited)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
BALANCE, January 30, 2011	18,703,086	$19	$50,830	$1,204	$52,053
Share-based compensation expense	—	—	764	—	764
Exercise of stock options	30,751	—	337	—	337
Tax benefit on stock option exercises	—	—	57	—	57
Net income	—	—	—	10,217	10,217

BALANCE, July 30, 2011	18,733,837	$19	$51,988	$11,421	$63,428

BALANCE, January 29, 2012	19,315,664	$19	$51,327	$26,377	$77,723
Share-based compensation expense	—	—	435	—	435
Issuance of common stock pursuant to secondary offering, net of transaction costs of $457	40,000	—	178	—	178
Net income	—	—	—	11,595	11,595

BALANCE, July 28, 2012	19,355,664	$19	$51,940	$37,972	$89,931

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Unaudited)

	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,595	$10,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,951	1,977
Loss on disposal of property and equipment	46	—
Amortization of deferred financing fees	160	253
Deferred income taxes	507	1,329
Share-based compensation expense	435	764
Net changes in operating assets and liabilities:
Accounts, landlord and income taxes receivable	2,943	(4,745)
Merchandise inventories	(19,889)	(16,275)
Prepaid expenses and other current assets	(1,491)	(434)
Other assets	(227)	(142)
Accounts payable	20,814	8,894
Deferred rent	886	3,426
Income taxes payable	—	2,174
Accrued expenses and other liabilities	1,689	(1,850)

Net cash provided by operating activities	20,419	5,588

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,614)	(16,297)
Proceeds from sale of property and equipment	6,150	6,362

Net cash used in investing activities	(11,464)	(9,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(433)	(1,406)
Debt issuance costs	—	(174)
Proceeds from issuance of common stock pursuant to secondary offering, net of transaction costs of $457	178	—
Proceeds from exercise of stock options	—	337
Excess tax benefit from stock option exercises	—	57

Net cash used in financing activities	(255)	(1,186)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,700	(5,533)
CASH AND CASH EQUIVALENTS, Beginning of period	35,413	29,368

CASH AND CASH EQUIVALENTS, End of period	$44,113	$23,835

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

Recently Issued Accounting Pronouncement – In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This guidance amends previous guidance related to the testing of indefinite-lived intangible assets for impairment by providing entities an option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. This qualitative assessment serves as the basis for determining whether further impairment testing is necessary. This guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted, or the fiscal year ending February 1, 2014 for the Company. The Company does not expect this guidance to significantly impact the Company’s consolidated financial statements.

Secondary Offering – On May 8, 2012, the Company’s shelf registration statement on Form S-3 (File No. 333-180605) was declared effective, pursuant to which the Company may offer up to 200,000 shares of its own common stock and Sun Gordmans, LP and H.I.G. Sun Partners, Inc. (the “selling stockholders”) can sell up to 13,345,943 of their shares of the Company’s common stock. On May 25, 2012, the Company issued 40,000 shares of its common stock and the selling stockholders sold 3,460,061 of their shares of the Company’s common stock. The secondary offering closed on May 30, 2012. Proceeds from the secondary offering to the Company of approximately $0.6 million were primarily used to pay approximately $0.5 million of expenses related to the offering.

B. DESCRIPTION OF THE BUSINESS

Gordmans Stores, Inc. operated 81 everyday value price department stores under the trade name “Gordmans” located in 18 states as of July 28, 2012. Gordmans offers a wide assortment of name brand clothing for all ages, accessories (including fragrances), footwear and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment. The Company has one reportable segment. The Company’s operations include activities related to retail stores. The Company opened seven new stores during the twenty-six weeks ended July 28, 2012 and opened four new stores during the twenty-six weeks ended July 30, 2011.

The following table reflects the percentage of revenues by major merchandising category:

	13 Weeks Ended July 28, 2012	13 Weeks Ended July 30, 2011	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011
Apparel	58.5%	57.0%	58.0%	56.5%
Home Fashions	25.2	25.9	25.3	26.0
Accessories (including fragrances)	16.3	17.1	16.7	17.5

Total	100.0%	100.0%	100.0%	100.0%

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 28, 2012	January 28, 2012
Leasehold improvements	$4,325	$4,061
Furniture, fixtures and equipment	27,080	23,089
Computer software	5,300	4,544
Capitalized leases	1,740	1,740
Construction in progress	14,381	9,650

	52,826	43,084
Less accumulated depreciation and amortization	(11,444)	(8,577)

	$41,382	$34,507

D. DEBT OBLIGATIONS

Revolving Line of Credit Facility – The Company has a $60.0 million revolving line of credit facility dated February 20, 2009, as amended effective June 1, 2011, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC), CIT Bank and PNC Bank (“WF LOC”). The credit facility expires on June 1, 2015. The Company had no borrowings outstanding under the WF LOC as of July 28, 2012 and January 28, 2012.

Borrowings under this facility bear interest at various rates based on the excess availability and time of year, with two rate options at the discretion of management as follows: (1) For base rate advances, borrowings bear interest at the prime rate plus 1.00% during the non-seasonal period and the prime rate plus 1.75% during the seasonal period. When excess availability is $25.0 million or greater, borrowings for base rate advances bear interest at the prime rate plus 0.75% during the non-seasonal period and the prime rate plus 1.50% during the seasonal period. (2) For LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 2.00% during the non-seasonal period and the LIBOR rate plus 2.75% during the seasonal period. When excess availability is $25.0 million or greater, borrowings for LIBOR advances bear interest at the LIBOR rate plus 1.75% during the non-seasonal period and the LIBOR rate plus 2.50% during the seasonal period. Borrowings available under the WF LOC may not exceed the borrowing base (consisting of specified percentages of credit card receivables and eligible inventory, less applicable reserves). The Company had $59.5 million and $41.9 million available to borrow at July 28, 2012 and January 28, 2012, respectively. Borrowings under this facility would have borne an interest rate of 4.00% at July 28, 2012 and January 28, 2012. The Company had outstanding letters of credit included in the borrowing base totaling approximately $0.5 million and $0.4 million as of July 28, 2012 and January 28, 2012, respectively.

An unused line fee is payable quarterly in an amount equal to 0.375% of the sum of the average daily unused revolving commitment plus the average daily unused letter of credit commitment. A customary fee is also payable to the administrative agent under the facility on an annual basis.

Borrowings are secured by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. Among other provisions, the revolving line of credit facility contains certain financial covenants restricting the amount of capital expenditures and dividends that can be paid without consent from the lenders. As of July 28, 2012, the Company was in compliance with all of its debt covenants.

Long-term Debt – Long-term debt consists of the following:

	July 28, 2012	January 28, 2012
Term notes payable	$—	$214
Capital lease obligations	411	630

Total long-term debt	411	844
Less current portion of long-term debt	(411)	(655)

Long-term debt, less current portion	$—	$189

During 2010, the Company entered into two financing arrangements to purchase software. The Company paid off the remaining obligation of $0.2 million on these arrangements during the twenty-six weeks ended July 28, 2012.

Financial Instruments – Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of term notes payable at July 28, 2012 and January 28, 2012 approximates its carrying amount of $0 and $0.2 million, respectively. For all other financial instruments including cash, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

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

Future minimum lease payments under operating leases and future obligations under non-cancelable capital leases as of July 28, 2012 are as follows:

	Operating Leases	Capital Leases
Remainder of 2012	$21,530	$229
2013	43,094	190
2014	39,282	—
2015	33,058	—
2016	25,314	—
After 2016	102,131	—

Total minimum lease payments	$264,409	419

Less: capital lease amount representing interest		(8)

Present value of minimum lease payments		411
Less: current maturities of capital lease obligations		(411)

Noncurrent maturities of capital lease obligations		$—

F. SHARE BASED COMPENSATION

The Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. An aggregate of 2,573,086 shares of the Company’s common stock are available under the 2010 Plan, subject to adjustments for stock splits and other actions affecting the Company’s common stock. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years. During the twenty-six weeks ended July 28, 2012, 57,000 options were granted pursuant to the 2010 Plan. There were 842,000 shares of common stock available for future grants under the 2010 Plan at July 28, 2012.

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

A summary of restricted stock activity during the twenty-six weeks ended July 28, 2012 is set forth in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 28, 2012	220,618	$2.36
Granted	—	—
Repurchased	—	—
Forfeited	—	—
Vested	(16,162)	2.36

Non-vested, July 28, 2012	204,456	2.36

Unrecognized compensation expense on the restricted stock was $0.5 million at July 28, 2012, which is expected to be recognized over a period of 2.1 years. The total fair value of shares vested during the twenty-six weeks ended July 28, 2012 was $0.3 million.

A summary of stock option activity during the twenty-six weeks ended July 28, 2012 is set forth in the table below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1) (thousands)
Outstanding, January 28, 2012	686,022	$14.15
Granted	57,000	19.71
Forfeited	(24,400)	16.64

Outstanding, July 28, 2012	718,622	14.51	8.7	$1,703
Exercisable, July 28, 2012	120,805	14.27	8.5	316
Vested or expected to vest at July 28, 2012	700,882	14.46	8.6	1,694

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of July 28, 2012 and the option strike price. The stock price at July 28, 2012 was $16.88.

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

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during the twenty-six weeks ended July 28, 2012 are illustrated in the following table:

26 Weeks Ended July 28, 2012
Risk-free interest rate	1.5%
Dividend yield	2.0%
Expected volatility	34.0%
Expected life (years)	6.5
Weighted average fair value of options granted	$5.62

None of the stock options outstanding at July 28, 2012 were subject to performance or market-based vesting conditions. As of July 28, 2012, the unrecognized compensation expense on stock options was $2.3 million, which is expected to be recognized over a weighted average period of 3.7 years.

For the thirteen week periods ended July 28, 2012 and July 30, 2011, share-based compensation expense was $0.2 million and $0.4 million, respectively. Share-based compensation expense for the twenty-six week periods ended July 28, 2012 and July 30, 2011 was $0.4 million and $0.8 million, respectively. Share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations.

G. EARNINGS PER SHARE

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

	13 Weeks Ended July 28, 2012	13 Weeks Ended July 30, 2011	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011

Basic weighted average shares outstanding	19,136,076	19,165,207	19,115,650	19,120,820

Dilutive effect of non-vested stock and stock options	334,057	225,545	327,791	199,625

Diluted weighted average shares outstanding	19,470,133	19,390,752	19,443,441	19,320,445

The anti-dilutive effect of 70,912 and 71,688 stock options has been excluded from diluted weighted average shares outstanding for the thirteen and twenty-six weeks ended July 28, 2012, respectively. There were 29,947 and 23,110 anti-dilutive stock options excluded from diluted weighted average shares outstanding for the thirteen and twenty-six weeks ended July 30, 2011.

H. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash investing activities and other cash flow information:

	13 Weeks Ended July 28, 2012	13 Weeks Ended July 30, 2011	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011
Non-cash investing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$2,645	$2,397	$2,645	$2,397
Sales of property and equipment	155	3,758	6,150	6,362

Other cash flow information:
Cash paid for interest, net	42	206	87	339
Cash paid for income taxes, net	4,678	1,275	4,793	1,318

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing cautionary statements as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission (“SEC”) filings and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties. The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

The following discussion and analysis should be read in conjunction with our fiscal year 2011 Annual Report on Form 10-K and the unaudited condensed consolidated financial statements and the related notes thereto included in Item 1. Consolidated Financial Statements of this Quarterly Report.

Executive Overview

Gordmans is an everyday value price department store retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories (including fragrances), footwear and home fashions. The origins of Gordmans date back to 1915, and as of July 28, 2012, we operated 81 stores in 18 states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

We opened seven new stores during the twenty-six weeks ended July 28, 2012 in four new markets and one existing market, of which three new stores were opened during the second quarter of fiscal 2012, compared to four new stores in two new markets during the twenty-six weeks ended July 30, 2011, of which two new stores were opened during the second quarter of fiscal 2011.

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

Overview

Net income for the thirteen and twenty-six week periods ended July 28, 2012 was $3.5 million and $11.6 million, respectively, as compared to net income of $2.9 million and $10.2 million, respectively, for the thirteen and twenty-six week periods ended July 30, 2011. The increases in net income were primarily due to higher net sales and a higher gross profit margin, partially offset by higher selling, general and administrative expenses. Higher net sales were primarily driven by an increase in non-comparable store sales due to the addition of four new stores during the first quarter, as well as four new stores opened during the last three quarters of fiscal 2011. The improvement in gross profit margin for the second quarter of fiscal 2012 resulted from lower markdowns and a higher initial mark-up, while the improvement in gross profit margin for the twenty-six weeks ended July 28, 2012 primarily resulted from a higher initial mark-up. Higher selling, general and administrative expenses primarily resulted from our growth and the seven new stores opened during the twenty-six weeks ended July 28, 2012, including three new stores opened at the end of the second quarter of fiscal 2012, and the four new stores opened during the last three quarters of fiscal 2011.

Basis of Presentation and Results of Operations

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. Fiscal year 2012 represents a fifty-three week year ending February 2, 2013, while fiscal year 2011 was a fifty-two week year ended January 28, 2012. All references to fiscal years are to the calendar year in which the fiscal year begins. The thirteen weeks ended July 28, 2012 and the thirteen weeks ended July 30, 2011 represent the second quarters of fiscal 2012 and fiscal 2011, respectively. The twenty-six weeks ended July 28, 2012 and the twenty-six weeks ended July 30, 2011 represent the first half of fiscal 2012 and fiscal 2011, respectively.

The table below sets forth the consolidated statements of operations data for the periods presented (in thousands):

	13 Weeks Ended July 28, 2012	13 Weeks Ended July 30, 2011	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011
Statements of Operation Data:
Net sales	$128,238	$117,020	$262,160	$234,699
License fees from leased departments	1,620	1,411	3,557	3,078
Cost of sales	(71,165)	(65,947)	(143,533)	(129,344)

Gross profit	58,693	52,484	122,184	108,433
Selling, general and administrative expenses	(52,898)	(47,559)	(103,384)	(91,647)

Income from operations	5,795	4,925	18,800	16,786
Interest expense, net	(123)	(189)	(248)	(307)

Income before taxes	5,672	4,736	18,552	16,479
Income tax expense	(2,127)	(1,800)	(6,957)	(6,262)

Net income	$3,545	$2,936	$11,595	$10,217

The table below sets forth the components of the consolidated statements of operations as a percentage of net sales:

	13 Weeks Ended July 28, 2012	13 Weeks Ended July 30, 2011	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
License fees from leased departments	1.3	1.2	1.4	1.3
Cost of sales	(55.5)	(56.3)	(54.8)	(55.1)

Gross profit	45.8	44.9	46.6	46.2
Selling, general and administrative expenses	(41.3)	(40.7)	(39.4)	(39.0)

Income from operations	4.5	4.2	7.2	7.2
Interest expense, net	(0.1)	(0.2)	(0.1)	(0.2)

Income before taxes	4.4	4.0	7.1	7.0
Income tax expense	(1.6)	(1.5)	(2.7)	(2.6)

Net income	2.8%	2.5%	4.4%	4.4%

Thirteen Weeks Ended July 28, 2012 Compared to Thirteen Weeks Ended July 30, 2011

Net Sales

Net sales for the thirteen weeks ended July 28, 2012 increased $11.2 million, or 9.6%, to $128.2 million as compared to $117.0 million for the thirteen weeks ended July 30, 2011. This increase was primarily the result of an $11.1 million increase in non-comparable store sales due to the addition of four new stores in the last three quarters of fiscal 2011, two of which opened at the end of the second quarter of fiscal 2011 and the opening of four new stores in the first quarter of fiscal 2012. Comparable store sales increased $0.2 million, or 0.1%, primarily due to a 4.3% increase in the average sale per transaction, primarily offset by a 4.0% decrease in comparable transactions.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for the thirteen weeks ended July 28, 2012 increased $0.2 million, or 14.8%, to $1.6 million as compared to $1.4 million for the thirteen weeks ended July 30, 2011 primarily due to new store growth.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirteen weeks ended July 28, 2012 increased $6.2 million, or 11.8%, to $58.7 million as compared to $52.5 million for the thirteen weeks ended July 30, 2011. Gross profit margin for the thirteen weeks ended July 28, 2012 increased 90 basis points to 45.8% of net sales as compared to 44.9% of net sales for the thirteen weeks ended July 30, 2011. This increase was primarily due to lower markdowns as a percentage of net sales during the second quarter of 2012 and an increase in initial mark-up on merchandise available resulting from competitive pricing opportunities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended July 28, 2012 increased $5.3 million, or 11.2%, to $52.9 million as compared to $47.6 million for the thirteen weeks ended July 30, 2011. As a percentage of net sales, selling, general and administrative expenses for the thirteen weeks ended July 28, 2012 increased to 41.3% as compared to 40.7% for the thirteen weeks ended July 30, 2011.

Store expenses increased $3.3 million in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 primarily due to increased payroll and benefits, rent and real estate taxes, utilities, maintenance and cleaning expenses associated with new store growth. Store expenses were 26.7% of net sales in the second quarter of fiscal 2012 as compared to 26.5% of net sales in the second quarter of fiscal 2011, a 20 basis point increase, primarily resulting from higher health and workers compensation insurance benefits and higher rent and real estate taxes as a percentage of net sales, partially offset by lower credit card fees as a percentage of net sales.

Distribution center expenses increased $0.7 million primarily as a result of higher payroll expenses and higher outbound freight delivery charges primarily due to the increase in merchandise inventory receipts. Distribution center expenses were 3.9% of net sales in the second quarter of fiscal 2012 as compared to 3.7% of net sales in the second quarter of fiscal 2011, a 20 basis point increase, primarily due to payroll processing costs.

Corporate expenses increased $0.4 million in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 primarily due to higher corporate payroll and benefits due to the addition of corporate positions to support our growth, as well as merit increases. Corporate expenses decreased as a percentage of net sales to 6.2% of net sales in the second quarter of fiscal 2012 as compared to 6.4% of net sales in the second quarter of fiscal 2011.

Depreciation and amortization expenses increased $0.4 million, or 20 basis points as a percentage of net sales, in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 due to increased property additions associated with new store openings and investments in upgrading our information technology systems.

Store pre-opening expenses increased $0.3 million, or 20 basis points as a percentage of net sales, in the second quarter of fiscal 2012 due to opening three new stores late in the second quarter of fiscal 2012 as compared to the two new stores opened in the second quarter of fiscal 2011.

Advertising expenses increased $0.2 million in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 primarily due to higher direct mail advertising costs. Advertising expenses were 2.2% of net sales in the second quarter of fiscal 2012 as compared to 2.3% of net sales in the second quarter of fiscal 2011.

Interest Expense, Net

Interest expense for the thirteen weeks ended July 28, 2012 was $0.1 million as compared to $0.2 million for the thirteen weeks ended July 30, 2011. There were no borrowings on the revolving line of credit during the thirteen weeks ended July 28, 2012 or July 30, 2011.

Income Before Taxes

Income before taxes for the second quarter of fiscal 2012 increased $0.9 million, or 19.8%, to $5.7 million compared to $4.7 million in the second quarter of fiscal 2011. As a percentage of net sales, income before taxes was 4.4% for the second quarter of fiscal 2012 compared to 4.0% for the second quarter of fiscal 2011.

Income Tax Expense

Income tax expense for the thirteen weeks ended July 28, 2012 was $2.1 million compared to income tax expense of $1.8 million for the thirteen weeks ended July 30, 2011. The effective income tax rate for the second quarter of fiscal 2012 was 37.5% compared to an effective rate of 38.0% for the second quarter of fiscal year 2011. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income

Net income for the second quarter of fiscal 2012 increased $0.6 million, or 20.7%, to $3.5 million compared to $2.9 million for the second quarter of fiscal 2011. As a percentage of net sales, net income was 2.8% for the second quarter of fiscal 2012 compared to 2.5% for the second quarter of fiscal 2011. The increase in net income as a percentage of net sales was primarily due to the 90 basis point improvement in gross margin in the second quarter of fiscal 2012 versus the same period last year, partially offset by higher selling, general and administrative expenses.

Twenty-six Weeks Ended July 28, 2012 Compared to Twenty-six Weeks Ended July 30, 2011

Net Sales

Net sales for the twenty-six weeks ended July 28, 2012 increased $27.5 million, or 11.7%, to $262.2 million as compared to $234.7 million for the twenty-six weeks ended July 30, 2011. This increase was primarily the result of a $21.9 million increase in non-comparable store sales due to the addition of six new stores in fiscal 2011, four of which opened in the first half of fiscal 2011, and the opening of four new stores in the first quarter of fiscal 2012. Comparable store sales increased $5.6 million, or 2.5%, primarily due to a 4.1% increase in the average sale per transaction, partially offset by a 1.5% decrease in comparable transactions.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for the twenty-six weeks ended July 28, 2012 increased $0.5 million, or 15.6%, to $3.6 million as compared to $3.1 million for the twenty-six weeks ended July 30, 2011 primarily due to new store growth.

Gross Profit

Gross profit, which includes license fees from leased departments, for the twenty-six weeks ended July 28, 2012 increased $13.8 million, or 12.7%, to $122.2 million as compared to $108.4 million for the twenty-six weeks ended July 30, 2011. Gross profit margin for the twenty-six weeks ended July 28, 2012 increased 40 basis points to 46.6% of net sales as compared to 46.2% of net sales for the twenty-six weeks ended July 30, 2011. This increase was primarily due to an increase in initial mark-up on merchandise available.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the twenty-six weeks ended July 28, 2012 increased $11.7 million, or 12.8%, to $103.4 million as compared to $91.6 million for the twenty-six weeks ended July 30, 2011. As a percentage of net sales, selling, general and administrative expenses for the twenty-six weeks ended July 28, 2012 increased to 39.4% as compared to 39.0% for the twenty-six weeks ended July 30, 2011.

Store expenses increased $6.6 million in the first half of fiscal 2012 as compared to the first half of fiscal 2011 primarily due to increased payroll and benefits, rent and real estate taxes, maintenance, utilities and cleaning expenses associated with new store growth. Store expenses were 25.5% of net sales in the first half of fiscal 2012 as compared to 25.6% of net sales in the first half of fiscal 2011, a 10 basis point decrease, primarily resulting from lower credit card fees and lower utilities as a percentage of net sales, partially offset by higher health and workers compensation insurance benefits.

Distribution center expenses increased $1.1 million in the first half of fiscal 2012 primarily due to higher payroll expenses and higher outbound freight delivery charges related to the increase in merchandise inventory receipts. Distribution center expenses were 3.7% of net sales in both the first half of fiscal 2012 and 2011.

Corporate expenses increased $1.2 million in the first half of fiscal 2012 as compared to the first half of fiscal 2011 primarily due to higher corporate payroll and benefits due to the addition of corporate positions to support our growth, as well as merit increases. Corporate expenses decreased as a percentage of net sales to 6.0% of net sales in the first half of fiscal 2012 as compared to 6.2% of net sales in the first half of fiscal 2011.

Advertising expenses increased $1.0 million in the first half of fiscal 2012 as compared to the first half of fiscal 2011 primarily as a result of higher television and direct mail advertising costs. Advertising expenses were 2.2% of net sales in the first half of fiscal 2012 as compared to 2.0% of net sales in the first half of fiscal 2011.

Depreciation and amortization expenses increased $1.0 million, or 30 basis points as a percentage of net sales, in the first half of fiscal 2012 as compared to the first half of fiscal 2011 due to increased property additions associated with new store openings and investments in upgrading our information technology systems.

Store pre-opening expenses increased $0.8 million, or 20 basis points as a percentage of net sales, in the first half of fiscal 2012 due to the opening of seven new stores during the first half of fiscal 2012 as compared to the four new stores opened in the first half of fiscal 2011.

Interest Expense, Net

Interest expense for the twenty-six weeks ended July 28, 2012 decreased $0.1 million to $0.2 million as compared to $0.3 million for the twenty-six weeks ended July 30, 2011. There were no borrowings on the revolving line of credit during the twenty-six weeks ended July 28, 2012 or July 30, 2011.

Income Before Taxes

Income before taxes for the twenty-six weeks ended July 28, 2012 increased $2.1 million, or 12.6%, to $18.6 million compared to $16.5 million for the twenty-six weeks ended July 30, 2011. As a percentage of net sales, income before taxes was 7.1% for the first half of fiscal 2012 compared to 7.0% for the first half of fiscal 2011.

Income Tax Expense

Income tax expense for the twenty-six weeks ended July 28, 2012 was $7.0 million compared to income tax expense of $6.3 million for the twenty-six weeks ended July 30, 2011. The effective income tax rate for the first half of fiscal 2012 was 37.5% compared to an effective rate of 38.0% for the first half of fiscal year 2011. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income

Net income for the twenty-six weeks ended July 28, 2012 increased $1.4 million, or 13.5%, to $11.6 million compared to $10.2 million for the twenty-six weeks ended July 30, 2011. As a percentage of net sales, net income was 4.4% for both the first half of fiscal 2012 and the first half of fiscal 2011.

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

Liquidity and Capital Resources

Our working capital at July 28, 2012 increased $6.0 million, or 9.9%, to $66.3 million compared to working capital of $60.3 million at January 28, 2012. Our primary ongoing cash requirements are for operating expenses, inventory, capital expenditures related to technology, distribution center and existing store improvements, as well as new store capital investment. Our typical investment in a new store is approximately $1.3 million, which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.1 million of the total cost have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores.

We had no borrowings under our revolving line of credit facility at July 28, 2012 or January 28, 2012 and had cash and cash equivalents of $44.1 million and $35.4 million as of those dates, respectively. Net cash provided by operating activities was $20.4 million for the twenty-six weeks ended July 28, 2012, compared to net cash provided by operating activities of $5.6 million for the twenty-six weeks ended July 30, 2011. Availability under our revolving line of credit facility increased 42% to $59.5 million at July 28, 2012 compared to $41.9 million at January 28, 2012. Stockholders’ equity was $89.9 million as of July 28, 2012 compared to $77.7 million as of January 28, 2012.

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

Capital Expenditures

Net capital expenditures during the twenty-six weeks ended July 28, 2012 and July 30, 2011 were $11.5 million and $9.9 million, respectively. Net capital expenditures were comprised of the following (in thousands):

	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011
New and existing stores	$12,723	$13,765
Technology-related investments	3,985	2,209
Distribution center improvements	906	323

Gross capital expenditures	17,614	16,297
Less: Proceeds from sale of equipment	(6,150)	(6,362)

Net capital expenditures	$11,464	$9,935

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011
Cash flows provided by operating activities	$20,419	$5,588
Cash flows used in investing activities	(11,464)	(9,935)
Cash flows used in financing activities	(255)	(1,186)

Increase (decrease) in cash and cash equivalents	8,700	(5,533)
Cash and cash equivalents at beginning of period	35,413	29,368

Cash and cash equivalents at end of period	$44,113	$23,835

Cash Flows from Operating Activities

Net cash provided by operating activities in the twenty-six weeks ended July 28, 2012 was $20.4 million, which included net income of $11.6 million and noncash charges of $4.1 million comprised of depreciation and amortization expense of $3.0 million, changes in deferred taxes of $0.5 million, share-based compensation expense of $0.4 million and amortization of deferred financing fees of $0.2 million. Net cash provided by operating activities in the twenty-six weeks ended July 28, 2012 were favorably impacted by an increase in accounts payable primarily related to inventory purchases of $20.8 million heading into the back to school season and due to the seven new stores opened during the first half of 2012, a $2.9 million increase resulting from a decrease in accounts, landlord and income taxes receivable primarily due to cash received from landlords during the first half of fiscal 2012 and a decrease in income taxes receivable, an increase of $1.7 million in accrued expenses and other liabilities, and a $0.9 million increase in deferred rent related to tenant improvement allowances associated with new store growth. These increases in operating cash flows for the twenty-six weeks ended July 28, 2012 were offset primarily by cash used to increase inventory of $19.9 million heading into the back to school season and for the seven new stores opened in the first half of fiscal 2012, an increase in prepaid expenses and other current assets of $1.5 million, and an increase in other assets of $0.2 million.

Net cash provided by operating activities in the twenty-six weeks ended July 30, 2011 was $5.6 million, which included net income of $10.2 million and noncash charges of $4.4 million comprised of depreciation and amortization expense of $2.0 million, changes in deferred taxes of $1.3 million, $0.8 million of share-based compensation expense and $0.3 million of amortization of deferred financing fees. Operating cash flows in the twenty-six weeks ended July 30, 2011 were favorably impacted by an increase in accounts payable related to inventory purchases of $8.9 million, a $3.4 million increase in deferred rent related to tenant improvement allowances associated with new store growth, and a $2.2 million increase in income taxes payable. These increases in operating cash flows for the twenty-six weeks ended July 30, 2011 were offset by cash used to increase inventory of $16.3 million heading into the back to school season and for the four new stores opened in the first half of fiscal 2011, an increase in accounts, landlord, and income taxes receivable of $4.7 million primarily due to tenant improvement allowances associated with new store growth and a $1.9 million decrease in accrued expenses and other liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities in the twenty-six weeks ended July 28, 2012 and July 30, 2011 was $11.5 million and $9.9 million, respectively. Cash of $17.6 million and $16.3 million was used for purchases of property and equipment during the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively. The increase in cash used in investing activities is primarily due to the $4.0 million invested in information technology equipment and software during the first half of fiscal 2012, primarily for investments in our new Oracle enterprise merchandising system that was implemented in the second quarter of fiscal 2012, compared to $2.2 million invested in information technology equipment and software during the first half of fiscal 2011. Additionally, distribution center improvements were $0.9 million and $0.3 million for the twenty-six week periods ended July 28, 2012 and July 30, 2011, respectively.

Cash of $17.6 million was used in investing activities during the twenty-six weeks ended July 28, 2012, of which $12.7 million was invested in new and existing stores. Cash of $11.4 million was invested in the seven new stores opened during the first half of fiscal 2012 and the two additional new stores to be opened in the third quarter of fiscal 2012 while the remaining $1.3 million was used for fixtures and store improvements for existing stores. This compares to $13.8 million for store investments during the twenty-six weeks ended July 30, 2011, of which $10.6 million was invested in the four new stores opened during the first half of fiscal 2011 and the two additional stores opened in the third quarter of fiscal 2011 while the remaining $3.2 million was used for fixtures and store improvements for existing stores. Cash invested in new and existing stores during the first half of fiscal 2012 was $1.0 million less than the same period last year primarily due to lower planned spend for fiscal 2012 for fixtures and stores improvements for existing stores. Seven new stores were opened in the first half of fiscal 2012 versus four new stores that opened in the first half of fiscal 2011; however, cash invested in new stores during the first half of fiscal 2012 is only $0.8 million more than the same period last year as $7.4 million of cash was spent primarily in the fourth quarter of fiscal 2011 for the four new stores that opened in the first quarter of fiscal 2012. The Company has either already been reimbursed by or expects to be reimbursed by the landlords for the majority of cash invested in the four new stores opened in the first quarter of fiscal 2012. The sale of property and equipment generated $6.2 million and $6.4 million of cash flows for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively, related to proceeds from the sale-leaseback of real estate related to new store construction.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.3 million during the twenty-six weeks ended July 28, 2012 and $1.2 million during the twenty-six weeks ended July 30, 2011. Cash of $0.4 million and $1.4 million was used during the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively, for payments on long-term debt. Cash of $0.2 million was paid for debt issuance costs during the twenty-six weeks ended July 30, 2011 related to refinancing the revolving line of credit facility. In May 2012, we received net cash proceeds of $0.2 million in connection with a secondary offering of shares of our common stock. Proceeds of $0.3 million were received during the twenty-six weeks ended July 30, 2011 in connection with the exercise of stock options.

Existing Credit Facilities

Gordmans, Inc. has a loan, guaranty and security agreement dated as of February 20, 2009, as amended June 1, 2011, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) as agent and a lender and certain other lenders party thereto from time to time. Gordmans Stores, Inc., Gordmans Intermediate Holding Corp., Gordmans Distribution Company, Inc., Gordmans Management Company, Inc., and Gordmans, LLC are all guarantors under the loan agreement. The loan agreement provides a revolving line of credit facility for general working capital needs of up to $60.0 million with the ability to increase the maximum available borrowings under the facility to $80.0 million.

The revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on June 1, 2015. At July 28, 2012, we had no borrowings outstanding under our revolving line of credit facility and availability of $59.5 million, including letters of credit issued with an aggregate face amount of $0.5 million. There were no borrowings under the revolving line of credit facility during the twenty-six weeks ended July 28, 2012.

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

Contractual Obligations and Off-Balance-Sheet Arrangements

As noted in the table which follows, the Company has contractual obligations and commitments as of July 28, 2012 that may affect the financial condition of the Company. However, we believe there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition, results of operations, or cash flows. Other than the letters of credit set forth in the table below, the Company had no off-balance-sheet arrangements as of July 28, 2012.

The following table summarizes our contractual obligations and commitments as of July 28, 2012:

	Payments Due by Period
	Total	Remainder of Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Capital leases(1)	$419	$229	$190	$—	$—
Operating leases(2)(3)	264,409	21,530	82,376	58,372	102,131
Revolving line of credit	—	—	—	—	—
Letters of credit	489	489	—	—	—

Total	$265,317	$22,248	$82,566	$58,372	$102,131

(1)	Includes principal and interest payments on capital lease obligations.
(2)	Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds, but are not included in operating lease obligations.
(3)

Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 38% of lease expense for our retail stores in the twenty-six weeks ended July 28, 2012.

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

Borrowings under the revolving line of credit facility bear interest at the base rate plus 0.75% (4.00% at July 28, 2012) with an option to bear interest at the LIBOR interest rate plus 2.00%. Borrowings under the revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $60.0 million. There were no borrowings outstanding under our revolving credit facility at July 28, 2012.

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

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 28, 2012 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In May of 2012, we implemented Oracle’s Retail Merchandising System (“RMS”) and Retail Sales Audit (“ReSA”). Oracle’s Retail Sales Audit module provides functionality to audit and validate point-of-sale transactions. RMS is a comprehensive, integrated merchandising solution which enables us to manage, control and perform crucial day-to-day merchandising activities from the ordering of merchandise to financial inventory valuation and provides the necessary infrastructure platform to support our new store growth. RMS includes key retailing technology such as item maintenance, pricing and promotion management, supplier and location maintenance, and purchasing and receiving. This implementation affected many of our business and process level controls related to inventory, accounts payable and sales audit; however, this implementation has not had an adverse impact on our business. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 31, 2012

GORDMANS STORES, INC.

By:	/s/ JEFF GORDMAN
Jeff Gordman
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ MICHAEL D. JAMES
Michael D. James
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer and Principal Accounting Officer)