Form 10-Q
period 2012-10-27
Gordmans Stores, Inc.
filed 2012-11-29
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

or

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

Common Stock, $0.001 par value, outstanding as of November 29, 2012: 19,429,264 shares

GORDMANS STORES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except share data)

(Unaudited)

	13 Weeks Ended October 27, 2012	13 Weeks Ended October 29, 2011	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011
Net sales	$143,072	$131,629	$405,232	$366,328
License fees from leased departments	1,917	1,800	5,474	4,878
Cost of sales	(80,716)	(74,196)	(224,249)	(203,540)

Gross profit	64,273	59,233	186,457	167,666
Selling, general and administrative expenses	(57,763)	(51,425)	(161,147)	(143,072)

Income from operations	6,510	7,808	25,310	24,594
Interest expense, net	(118)	(148)	(366)	(455)

Income before taxes	6,392	7,660	24,944	24,139
Income tax expense	(2,397)	(2,911)	(9,354)	(9,173)

Net income	$3,995	$4,749	$15,590	$14,966

Basic earnings per share	$0.21	$0.25	$0.81	$0.78
Diluted earnings per share	$0.21	$0.25	$0.80	$0.77

Basic weighted average shares outstanding	19,188,340	19,070,949	19,139,880	19,109,361
Diluted weighted average shares outstanding	19,437,988	19,328,278	19,387,080	19,392,178

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s except share data)

	October 27, 2012	January 28, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$32,212	$35,413
Accounts receivable	2,031	1,787
Landlord receivable	7,883	9,939
Income taxes receivable	2,742	2,805
Merchandise inventories	131,151	65,335
Deferred income taxes	1,919	2,964
Prepaid expenses and other current assets	3,796	5,239

Total current assets	181,734	123,482
PROPERTY AND EQUIPMENT, net	45,411	34,507
INTANGIBLE ASSETS, net	2,013	2,078
OTHER ASSETS, net	2,743	2,546

TOTAL ASSETS	$231,901	$162,613

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$85,723	$36,034
Accrued expenses	25,466	26,464
Current portion of long-term debt	301	655

Total current liabilities	111,490	63,153

NONCURRENT LIABILITIES:

Long-term debt, less current portion	—	189
Deferred rent	19,738	14,914
Deferred income taxes	6,280	6,604
Other liabilities	191	30

Total noncurrent liabilities	26,209	21,737

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of October 27, 2012 and January 28, 2012	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 19,829,044 issued and 19,429,264 outstanding as of October 27, 2012, 19,715,444 issued and 19,315,664 outstanding as of January 28, 2012	19	19
Additional paid-in capital	52,216	51,327
Retained earnings	41,967	26,377

Total stockholders’ equity	94,202	77,723

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,901	$162,613

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share data)

(Unaudited)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
BALANCE, January 30, 2011	18,703,086	$19	$50,830	$1,204	$52,053
Share-based compensation expense	—	—	1,215	—	1,215
Issuance of restricted stock	977,547	1	(1)	—	—
Repurchase of common stock	(399,780)	(1)	(6,878)	—	(6,879)
Tax benefit on common stock repurchased/stock options exercised	—	—	5,573	—	5,573
Exercise of stock options	34,811	—	382	—	382
Net income	—	—	—	14,966	14,966

BALANCE, October 29, 2011	19,315,664	$19	$51,121	$16,170	$67,310

BALANCE, January 29, 2012	19,315,664	$19	$51,327	$26,377	$77,723
Share-based compensation expense	—	—	711	—	711
Issuance of common stock pursuant to secondary offering, net of transaction costs of $457	40,000	—	178	—	178
Issuance of restricted stock	73,600	—	—	—	—
Net income	—	—	—	15,590	15,590

BALANCE, October 27, 2012	19,429,264	$19	$52,216	$41,967	$94,202

See notes to condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Unaudited)

	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,590	$14,966
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization expense	4,833	3,030
Loss on disposal of property and equipment	46	—
Amortization of deferred financing fees	239	333
Deferred income taxes	721	1,628
Share-based compensation expense	711	1,215
Net changes in operating assets and liabilities:
Accounts, landlord and income taxes receivable	1,875	(9,730)
Merchandise inventories	(65,816)	(53,869)
Prepaid expenses and other current assets	1,443	(1,466)
Other assets	(436)	(213)
Accounts payable	49,689	38,833
Deferred rent	4,824	6,737
Accrued expenses and other liabilities	1,516	(3,213)

Net cash provided by/(used in) operating activities	15,235	(1,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(32,873)	(26,369)
Proceeds from sale of property and equipment	14,379	9,141
Proceeds from insurance settlement	423	—

Net cash used in investing activities	(18,071)	(17,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(6,879)
Tax benefit on common stock repurchased and stock options exercised	—	5,573
Payment of long-term debt	(543)	(1,723)
Debt issuance costs	—	(213)
Proceeds from issuance of common stock pursuant to secondary offering, net of transaction costs of $457	178	—
Proceeds from exercise of stock options	—	382

Net cash used in financing activities	(365)	(2,860)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,201)	(21,837)
CASH AND CASH EQUIVALENTS, Beginning of period	35,413	29,368

CASH AND CASH EQUIVALENTS, End of period	$32,212	$7,531

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

Summary of Significant Accounting Policies – The accounting policies followed by the Company are reflected in the notes to the consolidated financial statements for the fiscal year ended January 28, 2012, included in the Company’s fiscal year 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 28, 2012. Due to the seasonality of our business, the results of operations for any quarter are not necessarily indicative of the operating results for the full fiscal year. In addition, quarterly results of operations can vary based upon the timing and amount of net sales and costs associated with the opening of new stores.

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

B. DESCRIPTION OF THE BUSINESS

Gordmans Stores, Inc. operated 83 everyday value price department stores under the trade name “Gordmans” located in 18 states as of October 27, 2012. Gordmans offers a wide assortment of name brand clothing for all ages, accessories (including fragrances), footwear and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment. The Company has one reportable segment. The Company’s operations include activities related to retail stores. The Company opened nine new stores during the thirty-nine weeks ended October 27, 2012 and opened six new stores during the thirty-nine weeks ended October 29, 2011.

The following table reflects the percentage of revenues by major merchandising category:

	13 Weeks Ended October 27, 2012	13 Weeks Ended October 29, 2011	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011
Apparel	59.8%	58.7%	58.6%	57.3%
Home Fashions	25.1	25.2	25.2	25.7
Accessories (including fragrances)	15.1	16.1	16.2	17.0

Total	100.0%	100.0%	100.0%	100.0%

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	October 27, 2012	January 28, 2012
Leasehold improvements	$5,291	$4,061
Furniture, fixtures and equipment	32,658	23,089
Computer software	14,481	4,544
Capitalized leases	1,740	1,740
Construction in progress	4,542	9,650

	58,712	43,084
Less accumulated depreciation and amortization	(13,301)	(8,577)

	$45,411	$34,507

D. DEBT OBLIGATIONS

Revolving Line of Credit Facility – The Company has a $60.0 million revolving line of credit facility dated February 20, 2009, as amended effective June 1, 2011, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC), CIT Bank and PNC Bank (“WF LOC”). The credit facility expires on June 1, 2015. The Company had no borrowings outstanding under the WF LOC as of October 27, 2012 and January 28, 2012.

Borrowings under this facility bear interest at various rates based on the excess availability and time of year, with two rate options at the discretion of management as follows: (1) For base rate advances, borrowings bear interest at the prime rate plus 1.00% during the non-seasonal period and the prime rate plus 1.75% during the seasonal period. When excess availability is $25.0 million or greater, borrowings for base rate advances bear interest at the prime rate plus 0.75% during the non-seasonal period and the prime rate plus 1.50% during the seasonal period. (2) For LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 2.00% during the non-seasonal period and the LIBOR rate plus 2.75% during the seasonal period. When excess availability is $25.0 million or greater, borrowings for LIBOR advances bear interest at the LIBOR rate plus 1.75% during the non-seasonal period and the LIBOR rate plus 2.50% during the seasonal period. Borrowings available under the WF LOC may not exceed the borrowing base (consisting of specified percentages of credit card receivables and eligible inventory, less applicable reserves). The Company had $59.4 million and $41.9 million available to borrow at October 27, 2012 and January 28, 2012, respectively. Borrowings under this facility would have borne an interest rate of 4.00% under the base rate option at October 27, 2012 and January 28, 2012. The Company had outstanding letters of credit included in the borrowing base totaling approximately $0.6 million and $0.4 million as of October 27, 2012 and January 28, 2012, respectively.

An unused line fee is payable quarterly in an amount equal to 0.375% of the sum of the average daily unused revolving commitment plus the average daily unused letter of credit commitment. A customary fee is also payable to the administrative agent under the facility on an annual basis.

Borrowings are secured by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. Among other provisions, the revolving line of credit facility contains certain financial covenants restricting the amount of capital expenditures and dividends that can be paid without consent from the lenders. As of October 27, 2012, the Company was in compliance with all of its debt covenants.

Long-term Debt – Long-term debt consists of the following:

	October 27, 2012	January 28, 2012
Term notes payable	$—	$214
Capital lease obligations	301	630

Total long-term debt	301	844
Less current portion of long-term debt	(301)	(655)

Long-term debt, less current portion	$—	$189

During 2010, the Company entered into two financing arrangements to purchase software. The Company paid off the remaining obligation of $0.2 million on these arrangements during the thirty-nine weeks ended October 27, 2012.

Financial Instruments – Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of term notes payable at October 27, 2012 and January 28, 2012 approximates its carrying amount of $0 and $0.2 million, respectively. For all other financial instruments including cash, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

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

Future minimum lease payments under operating leases and future obligations under non-cancelable capital leases as of October 27, 2012 are as follows:

	Operating Leases	Capital Leases
Remainder of 2012	$10,807	$115
2013	44,683	190
2014	41,838	—
2015	35,614	—
2016	27,870	—
After 2016	113,268	—

Total minimum lease payments	$274,080	305

Less: capital lease amount representing interest		(4)

Present value of minimum lease payments		301
Less: current maturities of capital lease obligations		(301)

Noncurrent maturities of capital lease obligations		$—

F. SHARE BASED COMPENSATION

The Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. An aggregate of 2,573,086 shares of the Company’s common stock are available under the 2010 Plan, subject to adjustments for stock splits and other actions affecting the Company’s common stock. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years. During the thirty-nine weeks ended October 27, 2012, 331,900 stock options were granted and 73,600 shares of restricted stock were awarded pursuant to the 2010 Plan. There were 498,673 shares of common stock available for future grants under the 2010 Plan at October 27, 2012.

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

A summary of restricted stock activity during the thirty-nine weeks ended October 27, 2012 is set forth in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 28, 2012	220,618	$2.36
Granted	73,600	17.85
Repurchased	—	—
Forfeited	—	—
Vested	(98,577)	2.36

Non-vested, October 27, 2012	195,641	8.19

Restricted stock awarded during the thirty-nine weeks ended October 27, 2012 vest at varying rates of 25% per year over four years and 20% per year over five years as applicable. Unrecognized compensation expense on the restricted stock was $1.7 million at October 27, 2012, which is expected to be recognized over a period of 2.7 years. The total fair value of shares vested during the thirty-nine weeks ended October 27, 2012 was $1.9 million.

A summary of stock option activity during the thirty-nine weeks ended October 27, 2012 is set forth in the table below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1) (thousands)
Outstanding, January 28, 2012	686,022	$14.15
Granted	331,900	18.17
Forfeited	(29,600)	16.50

Outstanding, October 27, 2012	988,322	15.43	8.8	$—
Exercisable, October 27, 2012	122,445	14.26	8.2	89
Vested or expected to vest at October 27, 2012	964,277	15.40	8.8	—

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of October 27, 2012 and the option strike price. The stock price at October 27, 2012 was $14.99, which is less than the strike price of the outstanding options and options that are vested or expected to vest.

The Company uses the Black-Scholes option valuation model to estimate fair value of the options. This model requires an estimate of the volatility of the Company’s share price; however, because the Company’s shares or options have not been publicly traded for a significant period of time, the Company determined that it was not practical to estimate the expected volatility of its share price. Thus, the Company accounted for equity share options based on a value calculated using the historical volatility of an appropriate industry sector index instead of the expected volatility of the entity’s share price. The historical volatility was calculated using comparisons to peers in the Company’s market sector, which was chosen due to the proximity of size and industry to the Company over the expected term of the option.

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

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during the thirty-nine weeks ended October 27, 2012 are illustrated in the following table:

39 Weeks Ended October 27, 2012
Risk-free interest rate	1.0 - 1.5%
Dividend yield	2.0%
Expected volatility	34.0%
Expected life (years)	6.25 - 6.50
Weighted average fair value of options granted	$5.03

Stock options issued during the thirty-nine weeks ended October 27, 2012 are subject to time vesting at varying rates of either 20% per year over five years or 25% per year over four years as applicable and a term of ten years. None of the stock options outstanding at October 27, 2012 were subject to performance or market-based vesting conditions. As of October 27, 2012, the unrecognized compensation expense on stock options was $3.4 million, which is expected to be recognized over a weighted average period of 3.6 years.

For the thirteen week periods ended October 27, 2012 and October 29, 2011, share-based compensation expense was $0.3 million and $0.4 million, respectively. Share-based compensation expense for the thirty-nine week periods ended October 27, 2012 and October 29, 2011 was $0.7 million and $1.2 million, respectively. Share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations.

G. EARNINGS PER SHARE

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

	13 Weeks Ended October 27, 2012	13 Weeks Ended October 29, 2011	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011

Basic weighted average shares outstanding	19,188,340	19,070,949	19,139,880	19,109,361

Dilutive effect of non-vested stock and stock options	249,648	257,329	247,200	282,817

Diluted weighted average shares outstanding	19,437,988	19,328,278	19,387,080	19,392,178

The anti-dilutive effect of 112,048 and 84,337 stock options has been excluded from diluted weighted average shares outstanding for the thirteen and thirty-nine weeks ended October 27, 2012, respectively. There were 207,061 and 65,211 anti-dilutive stock options excluded from diluted weighted average shares outstanding for the thirteen and thirty-nine weeks ended October 29, 2011, respectively.

H. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash investing activities and other cash flow information:

	13 Weeks Ended October 27, 2012	13 Weeks Ended October 29, 2011	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011
Non-cash investing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$1,927	$505	$1,927	$505
Sales of property and equipment	8,229	2,779	14,379	9,141

Other cash flow information:
Cash paid for interest, net	40	84	127	423
Cash paid for income taxes, net	3,776	1,868	8,569	3,186

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

Executive Overview

Gordmans is an everyday value price department store retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories (including fragrances), footwear and home fashions. The origins of Gordmans date back to 1915, and as of October 27, 2012, we operated 83 stores in 18 states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

We opened nine new stores during the thirty-nine weeks ended October 27, 2012 in four new markets and two existing markets, including two new stores opened during the third quarter of fiscal 2012, compared to six new stores in three new markets during the thirty-nine weeks ended October 29, 2011, of which two new stores were opened during the third quarter of fiscal 2011.

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

Gross Profit. Gross profit is equal to our net sales minus cost of sales, plus license fee income generated from sales of footwear and maternity apparel in our leased departments. Cost of sales includes the direct cost of purchased merchandise, inbound freight to our distribution center, inventory shrinkage and inventory write-downs. Gross margin measures gross profit as a percentage of our net sales. Our gross profit may not be comparable to other retailers, as some companies include all of the costs related to their distribution network in cost of sales while others, like us, exclude a portion of these costs from cost of sales and include those costs in selling, general and administrative expenses. Our gross margin is evaluated in terms of initial markup and the amount of markdowns, with higher initial markup and lower markdowns positively impacting our operating results.

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

Overview

Net income for the thirteen and thirty-nine week periods ended October 27, 2012 was $4.0 million and $15.6 million, respectively, as compared to net income of $4.7 million and $15.0 million, respectively, for the thirteen and thirty-nine week periods ended October 29, 2011. The increase in net income for the thirty-nine weeks ended October 27, 2012 as compared to the same period last year was primarily due to higher net sales and a higher gross profit margin, partially offset by higher selling, general and administrative expenses. The decrease in net income for the thirteen weeks ended October 27, 2012 as compared to the same period last year was primarily due to higher selling, general and administrative expenses, partially offset by higher net sales attributable to new stores. Below are highlights of our financial results for the thirteen and thirty-nine weeks ended October 27, 2012.

•

Net sales increased 8.7% and 10.6% for the thirteen and thirty-nine week periods ended October 27, 2012, respectively. Higher net sales were primarily driven by an increase in non-comparable store sales due to the addition of nine new stores during the thirty-nine weeks ended October 27, 2012, two of which were opened in the third quarter of fiscal 2012, as well as two new stores opened during the third quarter of fiscal 2011. Comparable store sales decreased 1.4% for the thirteen weeks ended October 27, 2012 and increased 1.1% for the thirty-nine weeks ended October 27, 2012 as compared to a 1.3% comparable store sales decrease and a 0.1% comparable store sales increase for the thirteen and thirty-nine week periods ended October 29, 2011, respectively.

•	A 20 basis point improvement in gross profit margin for the thirty-nine weeks ended October 27, 2012 primarily resulted from a higher maintained mark-up.

•

Higher selling, general and administrative expenses were primarily attributable to the 12% expansion in our store base, as nine stores were opened during the thirty-nine weeks ended October 27, 2012, including two stores opened during the third quarter as well as the two stores opened during the third quarter of fiscal 2011.

Basis of Presentation and Results of Operations

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. Fiscal year 2012 represents a fifty-three week year ending February 2, 2013, while fiscal year 2011 was a fifty-two week year ended January 28, 2012. All references to fiscal years are to the calendar year in which the fiscal year begins. The thirteen weeks ended October 27, 2012 and the thirteen weeks ended October 29, 2011 represent the third quarters of fiscal 2012 and fiscal 2011, respectively. The thirty-nine weeks ended October 27, 2012 and the thirty-nine weeks ended October 29, 2011 represent the first three quarters of fiscal 2012 and fiscal 2011, respectively.

The table below sets forth the consolidated statements of operations data for the periods presented (in thousands):

	13 Weeks Ended October 27, 2012	13 Weeks Ended October 29, 2011	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011
Statements of Operation Data:
Net sales	$143,072	$131,629	$405,232	$366,328
License fees from leased departments	1,917	1,800	5,474	4,878
Cost of sales	(80,716)	(74,196)	(224,249)	(203,540)

Gross profit	64,273	59,233	186,457	167,666
Selling, general and administrative expenses	(57,763)	(51,425)	(161,147)	(143,072)

Income from operations	6,510	7,808	25,310	24,594
Interest expense, net	(118)	(148)	(366)	(455)

Income before taxes	6,392	7,660	24,944	24,139
Income tax expense	(2,397)	(2,911)	(9,354)	(9,173)

Net income	$3,995	$4,749	$15,590	$14,966

The table below sets forth the components of the consolidated statements of operations as a percentage of net sales:

	13 Weeks Ended October 27, 2012 (1)	13 Weeks Ended October 29, 2011 (1)	39 Weeks Ended October 27, 2012 (1)	39 Weeks Ended October 29, 2011 (1)
Net sales	100.0%	100.0%	100.0%	100.0%
License fees from leased departments	1.3	1.4	1.4	1.3
Cost of sales	(56.4)	(56.4)	(55.3)	(55.6)

Gross profit	44.9	45.0	46.0	45.8
Selling, general and administrative expenses	(40.4)	(39.1)	(39.8)	(39.1)

Income from operations	4.6	5.9	6.2	6.7
Interest expense, net	(0.1)	(0.1)	(0.1)	(0.1)

Income before taxes	4.5	5.8	6.1	6.6
Income tax expense	(1.7)	(2.2)	(2.3)	(2.5)

Net income	2.8%	3.6%	3.8%	4.1%

(1)	Percentages may not foot due to rounding.

Thirteen Weeks Ended October 27, 2012 Compared to Thirteen Weeks Ended October 29, 2011

Net Sales

Net sales for the thirteen weeks ended October 27, 2012 increased $11.4 million, or 8.7%, to $143.1 million as compared to $131.6 million for the thirteen weeks ended October 29, 2011. This increase was primarily the result of a $13.3 million increase in non-comparable store sales due to the addition of two new stores in the third quarter of fiscal 2011 and the opening of nine new stores in the first three quarters of fiscal 2012, two of which opened during the third quarter of fiscal 2012. Comparable store sales decreased $1.8 million, or 1.4%, primarily due to a decrease in comparable transactions, which represents our measure for guest traffic, partially offset by an increase in the average sale per transaction. From a major merchandising category perspective, Apparel generated a low single digit comparable store sales increase in the third quarter, led by our Misses and Childrens divisions. Home Fashions experienced a low single digit comparable store sales decrease for the quarter, while Accessories (including Fragrances) experienced a mid-single digit comparable store sales decrease for the quarter.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for the thirteen weeks ended October 27, 2012 increased $0.1 million, or 6.5%, to $1.9 million as compared to $1.8 million for the thirteen weeks ended October 29, 2011 due to new store growth.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirteen weeks ended October 27, 2012 increased $5.0 million, or 8.5%, to $64.3 million as compared to $59.2 million for the thirteen weeks ended October 29, 2011. Gross profit margin for the thirteen weeks ended October 27, 2012 decreased 10 basis points to 44.9% of net sales as compared to 45.0% of net sales for the thirteen weeks ended October 29, 2011. This decrease was primarily due to higher markdowns as a percentage of net sales during the third quarter of 2012, partially offset by an increase in initial mark-up on merchandise available.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended October 27, 2012 increased $6.3 million, or 12.3%, to $57.8 million as compared to $51.4 million for the thirteen weeks ended October 29, 2011. As a percentage of net sales, selling, general and administrative expenses for the thirteen weeks ended October 27, 2012 increased to 40.4% as compared to 39.1% for the thirteen weeks ended October 29, 2011.

Store expenses increased $3.1 million in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 primarily due to higher rent and real estate taxes and increased payroll and benefits, utilities, maintenance and cleaning expenses associated with new store growth. Store expenses were 25.7% of net sales in the third quarter of fiscal 2012 as compared to 25.6% of net sales in the third quarter of fiscal 2011, a 10 basis point increase, primarily resulting from higher rent and real estate taxes and higher health and workers compensation insurance as a percentage of net sales related to less leverage from comparable store sales, partially offset by lower credit card fees and lower payroll as a percentage of net sales.

Corporate expenses increased $1.1 million in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 primarily due to higher corporate payroll and benefits due to the addition of personnel to support our growth, as well as merit increases, higher information technology consulting and software rental expenses primarily associated with the support of our Oracle enterprise merchandising system which was implemented in the second quarter of 2012, and higher recruiting and relocation expenses for corporate personnel. Corporate expenses increased as a percentage of net sales to 5.8% of net sales in the third quarter of fiscal 2012 as compared to 5.5% of net sales in the third quarter of fiscal 2011, a 30 basis point increase, primarily due to higher information technology consulting and software rental expenses and higher recruiting and relocation expenses.

Distribution center expenses increased $0.9 million primarily as a result of higher outbound freight delivery charges and higher payroll expenses associated with the increase in merchandise inventory receipts. Distribution center expenses were 4.3% of net sales in the third quarter of fiscal 2012 as compared to 4.0% of net sales in the third quarter of fiscal 2011, a 30 basis point increase, primarily due to higher outbound freight delivery charges.

Depreciation and amortization expenses increased $0.8 million, or 50 basis points as a percentage of net sales, in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 due to increased property additions associated with new store openings and investments in upgrading our information technology systems.

Advertising expenses increased $0.6 million in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 primarily due to higher television and direct mail advertising costs. Advertising expenses were 2.8% of net sales in the third quarter of fiscal 2012 as compared to 2.5% of net sales in the third quarter of fiscal 2011, a 30 basis point increase, as advertising expenses in fiscal 2012 were planned to more closely align with historical quarterly sales patterns, although advertising expenses for the year are planned at a level consistent with fiscal 2011 as a percentage of net sales.

Store pre-opening expenses decreased $0.2 million, or 20 basis points as a percentage of net sales, in the third quarter of fiscal 2012 due to opening two new stores in the third quarter of fiscal 2012 as compared to the two new stores opened and an existing store relocated in the third quarter of fiscal 2011.

Interest Expense, Net

Interest expense was $0.1 million for both the thirteen weeks ended October 27, 2012 and the thirteen weeks ended October 29, 2011. There were no borrowings on the revolving line of credit during the thirteen weeks ended October 27, 2012 or October 29, 2011.

Income Before Taxes

Income before taxes for the thirteen weeks ended October 27, 2012 decreased $1.3 million, or 16.6%, to $6.4 million compared to $7.7 million for the thirteen weeks ended October 29, 2011. As a percentage of net sales, income before taxes was 4.5% for the third quarter of fiscal 2012 compared to 5.8% for the third quarter of fiscal 2011.

Income Tax Expense

Income tax expense for the thirteen weeks ended October 27, 2012 was $2.4 million compared to income tax expense of $2.9 million for the thirteen weeks ended October 29, 2011. The effective income tax rate for the third quarter of fiscal 2012 was 37.5% compared to an effective rate of 38.0% for the third quarter of fiscal year 2011. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income

Net income for the thirteen weeks ended October 27, 2012 decreased $0.8 million, or 15.9%, to $4.0 million compared to $4.7 million for the thirteen weeks ended October 29, 2011. As a percentage of net sales, net income was 2.8% for the third quarter of fiscal 2012 compared to 3.6% for the third quarter of fiscal 2011. The decrease in net income as a percentage of net sales was primarily due to the comparable store sales decrease for the quarter, higher selling, general and administrative expenses and the 10 basis point decrease in gross margin in the third quarter of fiscal 2012, partially offset by higher non-comparable store sales due to new store growth.

Thirty-nine Weeks Ended October 27, 2012 Compared to Thirty-nine Weeks Ended October 29, 2011

Net Sales

Net sales for the thirty-nine weeks ended October 27, 2012 increased $38.9 million, or 10.6%, to $405.2 million as compared to $366.3 million for the thirty-nine weeks ended October 29, 2011. This increase was primarily the result of a $35.2 million increase in non-comparable store sales due to the addition of six new stores in fiscal 2011, all of which opened in the first three quarters of fiscal 2011, and the opening of nine new stores in the first three quarters of fiscal 2012, two of which opened during the third quarter of fiscal 2012. Comparable store sales increased $3.9 million, or 1.1%, primarily due to an increase in the average sale per transaction, partially offset by a decrease in comparable transactions. From a major merchandising category perspective, Apparel experienced a low single digit comparable store sales increase in the first three quarters of fiscal 2012, led by Misses and Childrens. Home Fashions and Accessories (including Fragrances) both experienced a low single digit comparable store sales decrease for the first three quarters of fiscal 2012.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for the thirty-nine weeks ended October 27, 2012 increased $0.6 million, or 12.2%, to $5.5 million as compared to $4.9 million for the thirty-nine weeks ended October 29, 2011 primarily due to new store growth.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirty-nine weeks ended October 27, 2012 increased $18.8 million, or 11.2%, to $186.5 million as compared to $167.7 million for the thirty-nine weeks ended October 29, 2011. Gross profit margin for the thirty-nine weeks ended October 27, 2012 increased 20 basis points to 46.0% of net sales as compared to 45.8% of net sales for the thirty-nine weeks ended October 29, 2011. This increase was primarily due to an increase in initial mark-up on merchandise available.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirty-nine weeks ended October 27, 2012 increased $18.1 million, or 12.6%, to $161.1 million as compared to $143.1 million for the thirty-nine weeks ended October 29, 2011. As a percentage of net sales, selling, general and administrative expenses for the thirty-nine weeks ended October 27, 2012 increased to 39.8% as compared to 39.1% for the thirty-nine weeks ended October 29, 2011.

Store expenses increased $9.7 million in the first three quarters of fiscal 2012 as compared to the first three quarters of fiscal 2011 primarily due to increased payroll and benefits, rent and real estate taxes, maintenance, utilities and cleaning expenses associated with new store growth. Store expenses were 25.5% of net sales in the first three quarters of fiscal 2012 as compared to 25.6% of net sales in the first three quarters of fiscal 2011, a 10 basis point decrease, primarily resulting from lower credit card fees and lower payroll as a percentage of net sales, partially offset by higher health and workers compensation insurance benefits and higher rent and real estate taxes.

Corporate expenses increased $2.4 million in the first three quarters of fiscal 2012 as compared to the first three quarters of fiscal 2011 primarily due to higher corporate payroll and benefits due to the addition of personnel to support our growth, as well as merit increases, higher information technology consulting and software rental expenses primarily associated with the support of our Oracle enterprise merchandising system which was implemented in the second quarter of 2012 and higher recruiting and relocation expenses for corporate personnel. Corporate expenses were 5.9% of net sales in both the first three quarters of fiscal 2012 and 2011.

Distribution center expenses increased $2.0 million in the first three quarters of fiscal 2012 primarily due to higher payroll expenses and higher outbound freight delivery charges related to the increase in merchandise inventory receipts. Distribution center expenses were 3.9% of net sales in the first three quarters of fiscal 2012 as compared to 3.8% of net sales in the first three quarters of fiscal 2011.

Depreciation and amortization expenses increased $1.8 million, or 40 basis points as a percentage of net sales, in the first three quarters of fiscal 2012 as compared to the first three quarters of fiscal 2011 due to increased property additions associated with new store openings and investments in upgrading our information technology systems.

Advertising expenses increased $1.6 million in the first three quarters of fiscal 2012 as compared to the first three quarters of fiscal 2011 primarily as a result of higher television and direct mail advertising costs. Advertising expenses were 2.4% of net sales in the first three quarters of fiscal 2012 as compared to 2.2% of net sales in the first three quarters of fiscal 2011 as advertising expenses in fiscal 2012 were planned to more closely align with historical sales patterns, although advertising expenses for the year are planned at a level consistent with fiscal 2011 as a percentage of net sales.

Store pre-opening expenses increased $0.6 million, or 10 basis points as a percentage of net sales, in the first three quarters of fiscal 2012 due to the opening of nine new stores during the first three quarters of fiscal 2012 as compared to the six new stores opened and one existing store relocated in the first three quarters of fiscal 2011.

Interest Expense, Net

Interest expense for the thirty-nine weeks ended October 27, 2012 decreased $0.1 million to $0.4 million as compared to $0.5 million for the thirty-nine weeks ended October 29, 2011. There were no borrowings on the revolving line of credit during the thirty-nine weeks ended October 27, 2012 or October 29, 2011.

Income Before Taxes

Income before taxes for the thirty-nine weeks ended October 27, 2012 increased $0.8 million, or 3.3%, to $24.9 million compared to $24.1 million for the thirty-nine weeks ended October 29, 2011. As a percentage of net sales, income before taxes was 6.2% for the first three quarters of fiscal 2012 compared to 6.6% for the first three quarters of fiscal 2011.

Income Tax Expense

Income tax expense for the thirty-nine weeks ended October 27, 2012 was $9.4 million compared to income tax expense of $9.2 million for the thirty-nine weeks ended October 29, 2011. The effective income tax rate for the first three quarters of fiscal 2012 was 37.5% compared to an effective rate of 38.0% for the first three quarters of fiscal year 2011. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income

Net income for the thirty-nine weeks ended October 27, 2012 increased $0.6 million, or 4.2%, to $15.6 million compared to $15.0 million for the thirty-nine weeks ended October 29, 2011. As a percentage of net sales, net income was 3.8% for the first three quarters of fiscal 2012 compared to 4.1% for the first three quarters of fiscal 2011.

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

Liquidity and Capital Resources

Our working capital at October 27, 2012 increased $9.9 million, or 16.4%, to $70.2 million compared to working capital of $60.3 million at January 28, 2012. Our primary ongoing cash requirements are for operating expenses, inventory, capital expenditures related to technology, distribution center and existing store improvements, as well as new store capital investment. Our typical investment in a new store is approximately $1.3 million, which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.1 million of the total cost have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores.

We had no borrowings under our revolving line of credit facility at October 27, 2012 or January 28, 2012 and had cash and cash equivalents of $32.2 million and $35.4 million as of those dates, respectively. Net cash provided by operating activities was $15.2 million for the thirty-nine weeks ended October 27, 2012, compared to net cash used in operating activities of $1.7 million for the thirty-nine weeks ended October 29, 2011. Availability under our revolving line of credit facility increased 42% to $59.4 million at October 27, 2012 compared to $41.9 million at January 28, 2012. Stockholders’ equity was $94.2 million as of October 27, 2012 compared to $77.7 million as of January 28, 2012.

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

Capital Expenditures

Net capital expenditures during the thirty-nine weeks ended October 27, 2012 and October 29, 2011 were $18.5 million and $17.2 million, respectively. Net capital expenditures were comprised of the following (in thousands):

	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011
New and existing stores	$26,297	$22,835
Technology-related investments	5,025	3,205
Distribution center improvements	1,551	329

Gross capital expenditures	32,873	26,369
Less: Proceeds from sale of equipment	(14,379)	(9,141)

Net capital expenditures	$18,494	$17,228

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011
Cash flows provided by/(used in) operating activities	$15,235	$(1,749)
Cash flows used in investing activities	(18,071)	(17,228)
Cash flows used in financing activities	(365)	(2,860)

Decrease in cash and cash equivalents	(3,201)	(21,837)
Cash and cash equivalents at beginning of period	35,413	29,368

Cash and cash equivalents at end of period	$32,212	$7,531

Cash Flows from Operating Activities

Net cash provided by operating activities in the thirty-nine weeks ended October 27, 2012 was $15.2 million, which included net income of $15.6 million and noncash charges of $6.6 million comprised of depreciation and amortization expense of $4.8 million, changes in deferred taxes of $0.7 million, share-based compensation expense of $0.7 million and amortization of deferred financing fees of $0.2 million. Net cash provided by operating activities in the thirty-nine weeks ended October 27, 2012 were favorably impacted by an increase in accounts payable primarily related to inventory purchases of $49.7 million heading into the peak holiday season and due to the nine new stores opened during the first nine months of 2012, a $4.8 million increase in deferred rent related to tenant improvement allowances associated with new store growth, a $1.9 million increase resulting from a decrease in accounts, landlord and income taxes receivable primarily due to cash received from landlords during the first nine months of fiscal 2012, an increase of $1.5 million in accrued expenses and other liabilities and a decrease in prepaid expenses and other current assets of $1.4 million. These increases in operating cash flows for the thirty-nine weeks ended October 27, 2012 were offset primarily by cash used to increase inventory of $65.8 million heading into the peak holiday season and for the nine new stores opened in the first nine months of fiscal 2012 and an increase in other assets of $0.4 million.

Net cash used in operating activities in the thirty-nine weeks ended October 29, 2011 was $1.7 million, which included net income of $15.0 million and noncash charges of $6.2 million comprised of depreciation and amortization expense of $3.0 million, changes in deferred taxes of $1.6 million, share-based compensation expense of $1.2 million and amortization of deferred financing fees of $0.3 million. Net cash used in operating activities for the thirty-nine weeks ended October 29, 2011 include an increase in inventory of $53.9 million heading into the peak holiday season, an increase in accounts, landlord and income taxes receivable of $9.7 million primarily due to reimbursements due from landlords in connection with new store construction, a $3.2 million decrease in accrued expenses and other liabilities primarily due to lower bonuses and accrued payroll, and an increase in prepaid expenses and other assets of $1.5 million. Operating cash flows in the thirty-nine weeks ended October 29, 2011 were favorably impacted by an increase in accounts payable related to inventory purchases of $38.8 million and a $6.7 million increase in deferred rent related to tenant improvement allowances associated with new store growth.

Cash Flows from Investing Activities

Net cash used in investing activities in the thirty-nine weeks ended October 27, 2012 and October 29, 2011 was $18.1 million and $17.2 million, respectively. Cash of $32.9 million and $26.4 million was used for purchases of property and equipment during the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. The increase in cash used in investing activities is primarily due to the $26.3 million invested in new and existing stores during the first three quarters of fiscal 2012. Of the $26.3 million, $22.7 million was invested in the nine new stores opened during the first three quarters of fiscal 2012 while the remaining $3.6 million was used for fixtures and store improvements for existing stores. This compares to $22.8 million for store investments during the thirty-nine weeks ended October 29, 2011, of which $19.0 million was invested in the six new stores opened during the first three quarters of fiscal 2011 while the remaining $3.8 million was used for fixtures and store improvements for existing stores. Nine new stores were opened in the first three quarters of fiscal 2012 versus six new stores that opened in the first three quarters of fiscal 2011; however, cash invested in new stores during the first three quarters of fiscal 2012 is only $3.7 million more than the same period last year as $7.4 million of cash was spent primarily in the fourth quarter of fiscal 2011 for the four new stores that opened in the first quarter of fiscal 2012. Additionally, $5.0 million was invested in information technology equipment and software during the first three quarters of fiscal 2012, primarily for investments in our new Oracle enterprise merchandising system that was implemented in the second quarter of fiscal 2012, compared to $3.2 million invested in information technology equipment and software during the first three quarters of fiscal 2011. Distribution center improvements were $1.5 million and $0.3 million for the thirty-nine week periods ended October 27, 2012 and October 29, 2011, respectively. The Company has been reimbursed by the landlords for the majority of cash invested in the four new stores opened in the first quarter of fiscal 2012. The sale of property and equipment generated $14.4 million and $9.1 million of cash flows for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively, related to proceeds from the sale-leaseback of real estate related to new store construction. Insurance proceeds of $0.4 million were received in the third quarter of fiscal 2012 related to claims for damages to an existing store.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.4 million during the thirty-nine weeks ended October 27, 2012 and $2.9 million during the thirty-nine weeks ended October 29, 2011. Cash of $6.9 million was used for the repurchase of common stock during the third quarter of fiscal 2011, while financing cash flows were favorably impacted by an excess tax benefit of $5.6 million related to the common stock repurchased and stock options exercised during the thirty-nine weeks ended October 29, 2011. Cash of $0.5 million and $1.7 million was used during the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively, for payments on long-term debt. Cash of $0.2 million was paid for debt issuance costs during the thirty-nine weeks ended October 29, 2011 related to refinancing the revolving line of credit facility. In May 2012, we received net cash proceeds of $0.2 million in connection with a secondary offering of shares of our common stock. Proceeds of $0.4 million were received during the thirty-nine weeks ended October 29, 2011 in connection with the exercise of stock options.

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

The revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on June 1, 2015. At October 27, 2012, we had no borrowings outstanding under our revolving line of credit facility and availability of $59.4 million, including letters of credit issued with an aggregate face amount of $0.6 million. There were no borrowings under the revolving line of credit facility during the thirty-nine weeks ended October 27, 2012.

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

Contractual Obligations and Off-Balance-Sheet Arrangements

As noted in the table which follows, the Company has contractual obligations and commitments as of October 27, 2012 that may affect the financial condition of the Company. However, we believe there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition, results of operations, or cash flows. Other than the letters of credit set forth in the table below, the Company had no off-balance-sheet arrangements as of October 27, 2012.

The following table summarizes our contractual obligations and commitments as of October 27, 2012:

	Payments Due by Period
	Total	Remainder of Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Capital leases(1)	$305	$115	$190	$—	$—
Operating leases(2)(3)	274,080	10,807	86,521	63,484	113,268
Revolving line of credit	—	—	—	—	—
Letters of credit	622	622	—	—	—

Total	$275,007	$11,544	$86,711	$63,484	$113,268

(1)	Includes principal and interest payments on capital lease obligations.

(2)	Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds, but are not included in operating lease obligations.

(3)

Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 37% of lease expense for our retail stores in the thirty-nine weeks ended October 27, 2012.

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

Borrowings under the revolving line of credit facility bear interest at the base rate plus 0.75% (4.00% at October 27, 2012) with an option to bear interest at the LIBOR interest rate plus 2.00%. Borrowings under the revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $60.0 million. There were no borrowings outstanding under our revolving credit facility at October 27, 2012.

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

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 27, 2012 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. RESERVED

ITEM  5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this Quarterly Report:

EXHIBIT INDEX

Exhibit Number	Description

10.1	Roger Glenn Severance Agreement Letter, dated August 20, 2012.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	As provided in Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 29, 2012

GORDMANS STORES, INC.

By:	/s/ JEFF GORDMAN
Jeff Gordman
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ MICHAEL D. JAMES
Michael D. James
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer and Principal Accounting Officer)