Form 10-K
period 2013-02-02
Gordmans Stores, Inc.
filed 2013-04-17
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock at July 31, 2012 (based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on such date) held by non-affiliates of the registrant was approximately $159 million.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 12, 2013 was 19,416,676.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Gordmans Stores, Inc. definitive Proxy Statement for the 2013 Annual Meeting of the Shareholders to be held on May 22, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I

ITEM 1. BUSINESS

Our Company

Gordmans Stores, Inc. (the “Company”) is an everyday value price department store retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories (including fragrances), footwear and home fashions. As of February 2, 2013, we operated 83 stores under the trade name “Gordmans” located in 18 states situated in a variety of shopping center formats, including regional enclosed shopping malls, lifestyle centers and power centers.

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

In August 2010, we completed an initial public offering of our common stock, including 3,214,286 shares sold by the Company and 2,142,857 shares sold by selling stockholders. Pursuant to a shelf registration statement filed in May 2012 whereby Sun Capital may sell its remaining shares of our common stock, a public offering was completed in May 2012 under which 40,000 shares were issued by the Company and 3,460,061 shares were sold by selling stockholders. Our common stock is listed on the NASDAQ Global Select Market under the symbol “GMAN.”

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

Our Growth Strategy

We believe we are well positioned to leverage our unique selling proposition, scalable infrastructure and portable retail model to continue to capture market share and drive increased revenue and profitability. Our multi-pronged growth strategy is as follows:

•

Expand Store Base.    With a current store base of 83 stores, our objective is to increase our store base in excess of 10% annually. We believe that we can capitalize on both new market opportunities that are primarily contiguous to our current markets, as well as on selected opportunities to fill in existing markets.

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

•	Drive Comparable Store Sales. We seek to maximize our comparable store sales by continuing to execute on a number of initiatives, such as:

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

—

Capitalizing on the Underdeveloped Misses Apparel Business.    The overall size of the women’s apparel industry is significantly larger than that of juniors’ apparel. Although our women’s apparel business improved in fiscal year 2012, compared to the juniors’ business, our women’s apparel sales for fiscal year 2012 were significantly less than that of juniors’ apparel. We believe that by narrowing the gap between women’s and juniors’ apparel, we would experience a noticeable increase in our comparable store sales performance at a total company level. The strategy has been streamlined and refocused on a younger demographic consumer profile, leveraging the strength of the juniors’ apparel business in a strategically contiguous manner.

—

Developing Selected High Growth Potential Niche Businesses.    There are several niche businesses that we have been able to develop that we believe are underserved by the market, particularly by a majority of the other value-oriented retailers. These businesses include team apparel and related accessories, fragrances, special size apparel, pampered pet accessories, intimate apparel, decorative pillows, fashion rugs, legwear and handbags. We believe that these categories have substantial growth potential over the next few years, and that by employing the same expansion strategies that have generated success within our existing destination businesses, we can continue to expand these targeted categories as well.

—

Augmenting Our Brands Portfolio.    We have had success adding a significant number of national labels to our brands portfolio across all merchandise divisions. In conjunction with consolidation of the industry over the past several years, our increasing market leverage should enable us to continue to acquire targeted brands desired by our guests, as well as to satisfy guest demand with respect to underdeveloped existing brands.

—

Rewarding Guest Loyalty.    We launched a guest loyalty program pilot in the third quarter of fiscal 2012 in two markets. The guest loyalty program is designed to reward guests for their allegiance to the Company and to reduce reliance on coupon events while expanding our transaction frequency and average sale per transaction. Based on the results of this pilot, we will expand the guest loyalty program to additional markets in fiscal 2013 and determine how to best maximize the benefits of the loyalty program moving forward.

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

—

Utilizing Our State-of-the-Art Merchandising System.    We are using our new enterprise merchandising system, which was implemented in fiscal 2012, to elevate many of our processes, including business analytics, store optimization, and planning and allocation, and take full advantage of other technologies that we have implemented including point-of-sale, guest relationship management, distribution, and markdown optimization. The new merchandising system, in concert with full utilization of other technologies, provides the necessary support for us to pursue our growth plans and more effectively manage our existing store base. We have just begun to tap into the potential of this new system and we continue to work towards fully optimizing the merchandising system’s capabilities.

•

Leverage Cost Infrastructure.    We intend to enhance our profit margins by leveraging economies of scale with respect to our cost infrastructure. Although we expect to experience some deleveraging in costs when we expand our distribution and logistics infrastructure in fiscal 2014 and move into a new corporate office in fiscal 2014, we believe that over a multi-year period our corporate overhead and distribution center costs will not increase at a rate proportionate with new and comparable store sales growth.

Recent Initiatives and Accomplishments

Due in part to the difficult economic environment, in fiscal year 2009 we opened only one store and opened only two new stores and relocated one store in fiscal 2010. As a result of our successful efforts on several key long-term initiatives, we opened six new stores and relocated one store in fiscal 2011, opened nine new stores in fiscal 2012 and plan to increase our store base by at least 10% annually in fiscal 2013 and beyond. These initiatives included:

•

Management.    We strengthened the talent level throughout the organization, including within senior management, the merchandising and stores teams and other support functions. Several talent strategies involving the selection process, assessment tools, succession planning and engagement have facilitated successes in this area.

•

Merchandising.    We have executed key merchandising strategies, including: improving product selection, the most important driver of guest loyalty and comparable store sales growth, by injecting greater diversity and breadth into our assortments; strengthening our destination businesses of juniors’ and young men’s apparel, team apparel and accessories and home décor; managing our merchandising assortments to attract a modern guest while continuing to serve the needs of a classic guest; elevating product quality, styling and pricelines in key businesses, including: women’s and men’s sportswear, young men’s, juniors’, intimate apparel and jewelry; and acquiring and intensifying highly recognized, national designers and brands.

•

Marketing.    We have reengineered our marketing strategy to focus on branding Gordmans as a fun, unique and energetic shopping experience that clearly articulates our unique selling proposition in a humorous, memorable manner. In order to accomplish this objective, our media mix is more heavily weighted toward television advertising, which we believe is our most efficacious branding vehicle. We now employ continuous marketing throughout the year and launched a new branding campaign in fiscal 2012 that we believe articulates our unique selling proposition in a way that resonates with existing and prospective guests. Our in-house advertising capabilities provide us with the flexibility to dynamically deliver creative collateral.

•

Inventory Management.    Over the last five years, we developed, implemented and refined an innovative pricing optimization technology and process that utilizes pattern recognition technology to determine the appropriate time to mark down merchandise in order to maximize both gross profit and inventory utilization efficiency. We also developed a tool to repurchase high performing items utilizing this same technology. Finally, we have refined our location planning process to build and maintain merchandise plans by store, an approach that translates into assortments tailored to the individual needs of each store.

•

Enterprise and Business Intelligence Tools.    We implemented our Oracle enterprise resource planning merchandising system in fiscal 2012. Although we have just begun to tap into the benefits this new enterprise merchandising system offers, this technology provides improved business intelligence reporting tools, enables more sophisticated merchandise allocation algorithms and supports multiple distribution centers and the expansion of our store base.

•

New Stores.    We increased our store base by 12% in fiscal year 2012, as we opened nine new stores in both new and existing markets, including two new states. We have executed leases for ten new stores in fiscal year 2013 in both new and existing markets, including one new state, which will represent a 12% increase in our store base.

•

Distribution Capacity.    We executed a lease in January 2013 for a 545,000 square foot distribution center in Indiana that is scheduled to open in mid-2014 and will support our existing primary distribution center and our future new store growth.

As a result of these initiatives, in conjunction with expanding our store base in fiscal 2012, we were able to increase sales by 33% and improve our gross profit margins by 120 basis points in aggregate for fiscal years 2010 through 2012. While we experienced deterioration in gross profit margin and a slight comparable store sales decrease in fiscal year 2012, we remain confident that these initiatives continue to position us for sustainable long-term growth.

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

We believe our differentiated selling proposition has enabled us to operate successfully in the same markets as our primary off-price, discount and department store competitors. For example, as of February 2, 2013, approximately 49% of our stores operated within one mile of a Kohl’s, 52% operated within one mile of a J.C. Penney and 61% operated within one mile of a Wal-Mart. As of February 2, 2013, a Wal-Mart operates within five miles of 100% of our stores, a Kohl’s is located within five miles of 89% of our stores, and a J.C. Penney is located within five miles of 73% of our stores.

Our primary target guest is a 30 to 50-year-old mother with children living at home with a household income ranging from $50,000 to $100,000. However, given our strength in juniors’ apparel, females between the ages of 15 and 29 also are an important target market. We believe that the broad appeal of our mission has enabled us to capture both discount store shoppers that desire to trade up as well as department and specialty store shoppers that desire better value every day.

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

We have a planning and allocation function that seeks to maximize the return on our investment in merchandise inventory. Systems and processes are in place to enable us to capitalize on emerging trends in the business while simultaneously seeking to optimize inventory efficiencies at a granular, individual store level.

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

The following information reflects the percentage of revenues by major product category as a percentage of net sales:

	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
Apparel	55.2%	54.3%	53.6%
Home Fashions	28.0	28.0	27.8
Accessories (including fragrances)	16.8	17.7	18.6

Total	100%	100%	100%

Licensing Agreements

Destination Maternity Corporation.    In 2006, we executed a license agreement with Destination Maternity Corporation (“Destination Maternity”), a leading maternity retailer, to operate a maternity business in each of our stores. The license agreement expires on February 28, 2017 and contains automatic three-year extension terms and a one year notice period to cancel. The license agreement is for Destination Maternity’s flagship Motherhood Maternity® brand. The brand is positioned in the value segment of the industry, representing a broad selection of fashion-oriented merchandise at value prices, and is therefore an ideal fit for us.

DSW, Inc.    We have outsourced our footwear business since 1997, and in 2004 entered into a license agreement with DSW, Inc., a $2.2 billion specialty footwear retailer that sells a wide selection of designer and name brand footwear at everyday value prices. The license agreement expires on January 31, 2016 and contains automatic three-year extension terms and a six month notice period to cancel prior to the renewal periods.

Our footwear and maternity departments are staffed by our associates and are supported by operations personnel provided by our licensees who travel to our stores to work with our associates and provide recommendations regarding merchandise presentation and other operations-related issues. Our licensees own the inventory and have total authority over all aspects of the merchandise procurement process. We receive a license fee equal to a specified percentage of net maternity and footwear sales, respectively.

Sourcing

We maintain long-term, mutually beneficial sourcing relationships with a large group of suppliers. In fiscal year 2012, we purchased merchandise from nearly 950 vendors, the largest of which comprised only 2.0% of total purchases. This diversification in our supplier base provides us with flexibility and negotiating leverage. We have no long-term purchase commitments or arrangements with any of our suppliers. We have become a preferred partner to the vendor community due to our transparent, streamlined and mutually profitable approach to the business.

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

Marketing Message and Creative Strategy

The foundation of our marketing message is ‘Incredible selection! Department store quality! Big savings!’, which conveys two of our three elements comprising our unique selling proposition. In addition, our pricing strategy is specifically articulated as ‘Save Up To 60% Off Everything Every Day.’ This pricing strategy is designed to significantly elevate the pricing dimension of our unique selling proposition and communicate it in a clear and compelling fashion, enabling our guests to reconcile the paradox to maintain their aspirational lifestyles in an affordable manner. Our prices are clearly marked and always have the comparative retail selling price noted on the price tag and our receipt messaging displays the amount saved by shopping at Gordmans.

Our television commercials are deployed in an ongoing continuity strategy in excess of 30 weeks per year, which represents a dramatic departure from our own traditional retail event strategies of the last decade. While the creative messaging strategy for fiscal year 2012 continued to build upon the existing branding campaign to leverage viewer recall and further reinforce our savings message, it also aimed to show our viewers how we differentiate from our competitors. These branding spots were supplemented with merchandise-driven spots to enhance key retail selling periods as well as to showcase our broad merchandise selection. In fiscal year 2013, we plan to allocate more of our television marketing dollars to higher volume markets.

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

Our Stores

As of February 2, 2013, we operated 83 stores in 18 states with a total of 4.7 million square feet and an average store size of 57,000 square feet. The stores are comprised of 66 prototype locations with an average age and size of seven years and 54,000 square feet, respectively, and 17 legacy locations with an average age and size of 24 years and 68,400 square feet, respectively. The average age of all stores, including prototype and legacy locations, is 10 years. Of our 83 locations, 73 were comparable stores at the end of fiscal 2012, which we define as stores that have been open at least 16 months.

Our stores are located in large, medium, and small metropolitan statistical areas throughout our 18 state trade area. Our distinctive big box, fashion-oriented apparel and home fashions format provides a strong primary or secondary anchor with the ability to attract significant complementary co-tenants. Our stores are located in a wide variety of shopping center developments including enclosed regional shopping malls, lifestyle centers, power centers and redeveloped big boxes formerly occupied by other retailers. The table below sets forth the number of stores in each of these 18 states.

State	Stores	State	Stores	State	Stores
Arkansas	2	Kansas	4	Nebraska	7
Colorado	7	Kentucky	2	Oklahoma	5
Idaho	2	Minnesota	4	South Dakota	2
Iowa	9	Mississippi	1	Tennessee	2
Illinois	11	Missouri	11	Wisconsin	4
Indiana	5	North Dakota	2	Utah	3

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

We implemented Oracle’s Retail Merchandising System (“RMS”) in fiscal 2012, which is industry-leading software that will elevate many of our processes including business analytics, store optimization, and planning and allocation. As we execute our growth strategy, RMS will allow us to more efficiently allocate and utilize our inventory, leverage our cost infrastructure and analyze our business.

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

To better optimize store payroll, we implemented a time and attendance system in all locations and built upon this platform with a store labor-scheduling system to more efficiently align payroll resources with both workflow and store traffic patterns. We will continue to refine and enhance the labor scheduling system in 2013.

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

A warehouse management system has already increased the efficiency of our supply chain. Whereas the legacy application required extensive paper-based processing and manual key-entry, the new radio-frequency based system allows us to shorten the time it takes merchandise to reach the sales floor and to monitor the flow of goods more granularly and accurately. Together with other systems, our warehouse management system allows us to track items continuously from the time of purchase order generation through shipping, receiving, processing and store delivery, and has detailed truck-manifesting capabilities that improve the efficiency with which we plan store labor.

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

To help reduce shrink and control theft, we employ technology that integrates video surveillance with transaction data. The system scans transaction logs for signs of improper activity and alerts Loss Prevention associates. A migration to internet protocol-based cameras has begun and has already increased our remote monitoring and apprehension capabilities. Centrally located associates may now assist in-store agents as they track and pursue subjects.

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

Our primary distribution center is supported by a 140,000 square foot warehouse located approximately four miles from our primary distribution center. This facility relieved the shipping and hardlines staging limitations we faced in our primary distribution center and will support our planned growth through 2014. This facility enables us to serve up to 27 additional stores and can support chain-wide expansion to approximately 110 stores.

Construction of a second distribution center will begin in 2013 to support our planned growth beyond 2014. This distribution center, which will be located near Indianapolis, Indiana, will have approximately 545,000 square feet and will require approximately $22 million to $23 million in capital expenditures in 2013 and 2014. The second distribution center is positioned geographically to maximize our ability to leverage our inbound and outbound transportation expenses and will support our retail expansion growth.

Our combined distribution centers processed 66.9 million units in fiscal year 2012, which represented a 13.5% increase from the previous year.

Associates

As of February 2, 2013, we employed approximately 500 salaried associates and 4,700 hourly associates, the latter of which includes approximately 3,700 part-time associates. None of our associates are unionized, nor have we ever suffered from a work stoppage. We offer competitive compensation and attractive benefit plans to our full-time associates who meet eligibility requirements. Our benefits include medical insurance; dental insurance; basic and supplemental life insurance; short-term and long-term disability insurance; medical and dependent care flexible spending accounts; a 401(k) savings plus plan; up to four weeks of vacation; eight paid holidays; and a 20% associate discount on purchases in our stores.

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

ITEM 1A. RISK FACTORS

Our business faces a number of risks and uncertainties, which are summarized as follows. While the risks and uncertainties described below are those with the most impact on our business, there may be additional risks and uncertainties not currently known to us or that we consider to be immaterial that may have an impact on our business.

Our business is sensitive to consumer spending and general economic conditions, and an economic slowdown or economic uncertainty could adversely affect our financial performance.

Consumer purchases of discretionary retail items, including our merchandise, generally decline during recessionary periods and other periods when disposable income is adversely affected. Our performance is subject to factors that affect domestic and worldwide economic conditions, including employment, consumer debt, market turbulence, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, value of the United States dollar versus foreign currencies and other macroeconomic factors. Deterioration in economic conditions, economic uncertainty or unemployment levels may reduce the level of consumer spending and inhibit consumers’ use of credit, which may adversely affect our revenues and profits. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores. Economic conditions and slowdowns in the economy could adversely affect shopping center traffic and new shopping center development and could have a material adverse effect on our business, our financial condition and our results of operations.

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

We face substantial competition for guests from regional and national department stores, specialty stores, discount stores, mid-tier stores and off-price retail chains. We compete on the basis of a combination of factors, including among others price, breadth, quality and style of merchandise offered, in-store experience, level of guest service, ability to identify and offer new and emerging fashion trends and brand image. Many of these competitors are larger and have significantly greater financial and marketing resources than we do. Many of our competitors also generate ecommerce sales, and we do not currently sell our merchandise online. Accordingly, we may face periods of intense competition in the future which could have a material adverse effect on our profitability and results of operations. We may not be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our profitability and results of operations.

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

We experienced a 0.7% comparable store sales decrease in fiscal year 2012, and our annual comparable store sales have ranged from a decrease of 4.5% to an increase of 8.4% during the past five fiscal years. If our future comparable store sales decline or fail to meet market expectations, the price of our common stock could decline. In addition, the aggregate results of operations of our stores have fluctuated in the past and will fluctuate in the future. A variety of factors affect comparable store sales, including fashion trends, competition, current national and regional economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, inventory shrinkage, the success of our multi-channel marketing programs, the timing and level of markdowns and weather conditions. In addition, many retailers have been unable to sustain high levels of comparable store sales growth during and after periods of substantial expansion. These factors may cause our comparable store sales results to be materially lower than in recent periods and our expectations, which could adversely affect our profitability and results of operations and result in a decline in the price of our common stock.

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

We utilize several types of advertising media, including newspaper inserts. The newspaper business is under increasing economic pressure, and the demise of certain newspapers would jeopardize an important distribution method for our advertising. As such, we will continue to allocate a greater portion of our advertising budget to television, as well as mobile, email and social as these mediums continue to grow. We also plan to leverage our loyalty program as a medium of advertising beginning in fiscal year 2013.

Our planned marketing expenditures and allocation of those expenditures to the various marketing mediums we utilize may not result in increased revenues. In addition, if we are not able to manage our marketing expenditures on a cost-effective basis, our profitability and results of operations could be materially and adversely affected.

The termination or non-renewal of our licensing agreements with DSW Inc. and/or Destination Maternity Corporation could adversely affect our business.

Our footwear business is currently operated under a license agreement with DSW, Inc., and our maternity business is currently operated under a license agreement with Destination Maternity Corporation for its Motherhood Maternity® brand. In both instances, we receive a license fee equal to a specified percentage of net footwear and maternity revenue. Our total license fee income in fiscal year 2012 was $7.4 million, or approximately 3% of our gross profit. If either DSW or Destination Maternity is unable or unwilling to continue to act as our licensee or supply us with our desired level of inventory, we could suffer a loss of income and guest traffic until such time as we are able to replace these licensees or to establish the structure to manage these businesses directly.

Failure to execute our buying and inventory management strategies could adversely affect our business.

Our business is dependent, to a significant degree, upon our ability to purchase fashion and brand name merchandise, and to do so at prices that are consistent with our cost leadership strategy. We must continuously seek out buying opportunities from our existing suppliers and from new sources, for which we compete with other retailers. Driving traffic to our stores and increasing comparable store sales requires continued replenishment of fresh, high quality, attractively priced merchandise in our stores. Our buying philosophy gives considerable discretion to our buyers, subjecting us to risks on the timing, pricing, quality and nature of inventory flowing to the stores. In addition, we base our purchases of inventory, in part, on sales forecasts. If our sales forecasts do not match guest demand, we may experience higher inventory levels and decreased profit margins.

Our ability to purchase merchandise could become limited by the consolidation or demise of merchandise vendors. Our ability to obtain merchandise may also depend on certain manufacturers’ ability to obtain vendor financing through factoring companies, and to the extent they are unable to secure sufficient credit from those factors, we may not be able to purchase merchandise from them.

We have distribution facilities to support our stores and if we encounter difficulties associated with our distribution facilities or if the facilities were to shut down for any reason, we could face shortages of inventory that would have a material adverse effect on our business operations and harm our reputation.

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

To support our growth plans beyond 2014, construction of a second primary distribution center that we will lease will begin in early 2013 and is expected to be completed and ready for occupancy in 2014. Our failure to secure this additional distribution capacity when necessary, or if we encounter difficulties associated with getting this distribution center ready for use, could impede our growth plans. In addition, we could encounter difficulties related to information technology and integration with material handling equipment, the appropriate allocation of inventory among our stores and the efficient flow of our merchandise as a result of moving from our current one distribution center environment to a two distribution center environment

We rely upon independent third-party transportation providers for substantially all of our merchandise shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.

We currently rely upon independent third-party transportation providers for substantially all of our merchandise shipments, including shipments from our vendors to our distribution center and from our distribution center to all of our stores. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices (which would increase our shipping costs), labor availability, labor strikes and inclement weather, which may impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current third-party transportation providers which in turn would increase our costs.

Our growth strategy is dependent on a number of factors, any of which could strain our resources or delay or prevent the successful penetration into new markets.

Our growth strategy is partially dependent on opening new stores and operating them profitably. Additional factors required for the successful implementation of our growth strategy include, but are not limited to: obtaining desirable store locations, negotiating acceptable leases, completing projects on budget, supplying proper levels of merchandise and successfully hiring and training store managers and sales associates. In order to optimize profitability for new stores, we must secure desirable retail lease space when opening stores in new and existing markets. We must choose store sites, execute favorable real estate transactions, hire competent personnel and effectively open and operate these new stores. We historically have received developer funding for store build outs, which offset certain capital expenditures we must make to open a new store. For new stores opened in fiscal year 2012, developer funding was received for 93% of the costs incurred in completing the store build outs. If developer funding ceases to be available to us in the future or decreases, or if we experience cost overruns in completing our store build outs, opening new stores would require more capital outlay, which could adversely affect our ability to continue opening new stores.

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

In addition, we may now and in the future implement new systems to increase efficiencies and profitability. To manage growth of our operations and personnel, we will need to continue to improve and expand our operational and financial systems, transaction processing, internal controls and business processes. When implementing or changing existing processes, we may encounter transitional issues and incur substantial additional costs associated with investments in information technology. Specifically, we implemented Oracle’s RMS in fiscal year 2012 to support our growth strategy and elevate and more efficiently perform many of our critical processes, including business analytics, store optimization, and planning and allocation. Failure to properly implement new systems in the future, including the integration of the second primary distribution center into our current operating environment in fiscal years 2013 and 2014, could harm our ability to effectively operate our business.

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

In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, changes in federal and state minimum wage laws could raise the wage requirements for certain of our associates, which would likely cause us to reexamine our entire wage structure for stores. Other laws related to employee benefits and treatment of associates, including laws related to limitations on associate hours, supervisory status, leaves of absence, mandated health benefits or overtime pay, could also negatively impact us, such as by increasing compensation and benefits costs for overtime and medical expenses. Changes in tax laws could increase or decrease tax payments we are required to make, impacting the profitability of our business.

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

Currently, none of our associates are represented by a union. However, our associates have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some, or all, of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Legislation could be enacted in the future which could have an adverse impact on our business by making it easier for workers to obtain union representation and increasing the penalties employers may incur if they engage in labor practices in violation of the National Labor Relations Act.

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

We have, and will continue to have, significant lease obligations. As of February 2, 2013, our minimum annual rental obligations under long-term operating leases for fiscal years 2013 and 2014 are $45.6 million and $45.9 million, respectively. Our lease obligations could have other important consequences and significant effects on our business. For example, it could:

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

In addition, an exposure draft issued in 2010 by the Financial Accounting Standards Board (“FASB”), together with the International Accounting Standards Board, proposes a comprehensive set of changes in generally accepted accounting principles (“GAAP”) for leases. The current exposure draft, which is not expected to be finalized and issued until late 2013, would have a significant impact on our financial statements, including our results of operations. The current exposure draft form would require us to recognize our right to use leased assets and the related rent payments obligations on the balance sheet and would generally require the recognition of higher expense early in the lease term as opposed to equally over the lease term. The proposed lease accounting standard could also potentially impact our evaluation of lease terms and how we structure our future store leases.

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

A failure by us or our subsidiaries to comply with these covenants would result in an event of default under such indebtedness. Although we currently have no outstanding borrowings under the loan agreement, upon an event of default, the lenders could elect to declare all amounts outstanding in the future to be due and payable and exercise other remedies as set forth in the loan agreement. If any of our indebtedness were to be accelerated, it could adversely affect our ability to respond to changes in our business and manage our operations. In addition, upon an acceleration, there can be no assurance that our assets would be sufficient to repay the accelerated indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern. Further, our loan agreement contains, and agreements evidencing or governing other future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our best long-term interests.

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

Our long-lived assets, including property and equipment, are subject to periodic testing for impairment. Store assets are reviewed using factors including, but not limited to, our future operating plans and projected future cash flows. Failure to achieve our future operating plans or generate sufficient levels of cash flow at our stores could result in impairment charges on long-lived assets, which could have a material adverse effect on our financial condition or results of operations. No such impairment charges on our long-lived assets were recorded in fiscal years 2012, 2011 and 2010.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Future sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.

In May 2012, the Company filed a shelf registration statement under the Securities Act of 1933, pursuant to which we, Sun Gordmans, LP and the other stockholders named in the registration statement can sell shares of common stock. In May 2012, we sold 40,000 shares of common stock and Sun Gordmans, LP sold 3,456,529 of its shares of common stock. In addition, Sun Gordmans, LP and the other stockholders named in the registration agreement are entitled to piggyback registration rights with respect to the registration of shares of our common stock. Also, subject to compliance with the federal securities laws, all of our outstanding shares may be sold on the open market following the expiration of any applicable lock-up period. By selling a large number of shares on the open market, these holders could cause the price of our common stock to decline.

In the future, we may issue additional securities if we need to raise capital in connection with a capital raise or acquisitions. The amount of shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

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

We do not expect to pay any cash dividends in the near future.

We do not currently anticipate that we will pay any cash dividends on shares of our common stock in the near future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Additionally, our operating subsidiaries are currently restricted from paying cash dividends by the agreements governing their indebtedness, and we expect these restrictions to continue in the future.

We are a controlled company within the meaning of the rules of The NASDAQ Stock Market, and, as a result, we rely upon exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

As of April 12, 2013, Sun Gordmans, LP held approximately 51% of our common stock and total voting power and, as such, we are a controlled company under The NASDAQ Stock Market corporate governance listing standards. As a controlled company, certain exemptions under The NASDAQ Stock Market listing standards exempted us from the obligation to comply with certain of the NASDAQ Stock Market corporate governance requirements, including:

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

Shares of our common stock were sold in our initial public offering in August 2010 at a price of $11.00 per share and were sold in our public offering in May 2012 at a price of $16.75 per share. Our common stock has traded as high as $23.24 and as low as $9.26 during the period from our initial public offering to February 2, 2013. There has been a public market for our common stock for only a short period of time. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to implement our growth strategy. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, including the development and sustainability of an active trading market for our common stock, future sales of our common stock by significant stockholders, officers and directors, the financial projections we may provide to the public and any changes to these projections or our failure to meet these projections, and the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission or ratings downgrades by any analysts who follow our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. As of February 2, 2013, we operated 83 stores in 18 states. All of our stores are leased from third parties and the leases typically have base lease terms of 10 years with one or more renewal options. Leases may contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions, co-tenancy violation provisions or minimum sales threshold provisions. Our 78,000 square foot corporate headquarters building is located in Omaha, Nebraska and is leased under an agreement expiring in 2014. We executed a lease in February 2013 which will enable us to relocate our corporate headquarters to a 70,000 square foot building in Omaha in early 2014. A 380,000 square foot distribution center is located in Omaha and is leased under an agreement expiring in 2028, with options to renew for four additional five year periods. We also operate a 140,000 square foot distribution center facility located in Omaha, Nebraska approximately four miles from our primary distribution center. This facility is leased under an agreement expiring in May 2016. To support our growth, a lease was executed in January 2013 for a second primary 545,000 square foot distribution center near Indianapolis, Indiana scheduled to be constructed for opening in mid-2014. We believe that all of our current facilities are in good condition and are suitable and adequate for our current needs. We may from time to time lease new facilities or vacate existing facilities as our operations require, including in connection with opening new stores and support facilities to support new store growth.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock began trading on August 5, 2010 on The NASDAQ Global Select Market under the symbol “GMAN”. Prior to that date, there was no public market for our common stock. As of April 12, 2013, there were nine holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth, for each quarter of fiscal years 2012 and 2011, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

	Price Range
Fiscal Year 2012:	High	Low
First Quarter	$22.86	$12.89
Second Quarter	$21.81	$15.48
Third Quarter	$21.10	$13.75
Fourth Quarter	$16.13	$11.55
Fiscal Year 2011:
First Quarter	$19.74	$13.32
Second Quarter	$23.24	$15.23
Third Quarter	$18.74	$11.18
Fourth Quarter	$15.71	$11.42

The closing sales price of our common stock on The NASDAQ Global Select Market was $11.74 per share on April 12, 2013.

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

	8/5/10	1/29/11	7/30/11	1/28/12	7/28/12	2/2/13
Gordmans Stores, Inc.	$100.00	$132.82	$163.00	$132.55	$153.45	$111.00
NASDAQ Composite	$100.00	$117.17	$127.40	$122.83	$129.00	$138.64
S&P Retail Index	$100.00	$119.64	$129.36	$133.88	$151.39	$168.01

The information in the previous graph and table is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference. The share price performance shown on the graph represents past performance and should not be considered an indication of future price performance.

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

In December 2009, we issued a special dividend of $0.97 per share of common stock on all of our issued and outstanding shares in an amount equal to, in the aggregate, $15.0 million. In June 2010, we issued a special dividend of $1.29 per share of common stock on all of our issued and outstanding shares in an amount equal to, in the aggregate, $20.0 million. No dividends were issued in fiscal years 2011 or 2012.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the fourteen-week period ended February 2, 2013.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial and operating data as of the dates and for the periods indicated. The operations and cash flow data for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 and the balance sheet data as of February 2, 2013 and January 28, 2012 have been derived from our audited consolidated financial statements for such fiscal years included elsewhere in this Annual Report on Form 10-K, which were audited by Grant Thornton LLP, an independent registered public accounting firm. The statements of operations and other financial and operating data for the fiscal years ended January 30, 2010 and January 31, 2009 and the balance sheet data as of January 29, 2011, January 30, 2010 and January 31, 2009 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

On September 17, 2008, shareholders of Gordmans, Inc. sold 100% of the outstanding stock of Gordmans, Inc. to Midwest Shoppes Intermediate Holding Corp. (“Midwest Shoppes”), an affiliate of private equity firm Sun Capital Partners, Inc. (“Sun Capital”), through a merger of Gordmans, Inc. with Midwest Shoppes Integrated, Inc., a direct wholly owned subsidiary of Midwest Shoppes. Gordmans, Inc. was the surviving entity of the merger. Midwest Shoppes subsequently changed its name to Gordmans Intermediate Holding Corp, and is owned by Gordmans Stores, Inc., which we refer to as the “Successor.” The Successor was formed as a Delaware corporation in 2008 for the sole purpose of acquiring Gordmans, Inc. and had no prior operations. As a result of the transaction (the “Sun Capital Transaction”), a new basis of accounting was created effective September 18, 2008. We refer to Gordmans, Inc. prior to the Sun Capital Transaction as the “Predecessor” or “Predecessor Company.” The periods prior to the Sun Capital Transaction are referred to as the “Predecessor periods” and the periods following the Sun Capital Transaction are referred to as the “Successor periods.” Our 2008 fiscal year is therefore divided into a Predecessor period from February 3, 2008 through September 17, 2008 and a Successor period from September 18, 2008 through January 31, 2009. Due to the significance of the Sun Capital Transaction and related transactions, our capitalization and cost structure changed. Therefore, the financial information, other than net sales, license fees, cost of sales, and gross profit, for all Successor periods are not comparable to that of the Predecessor period presented in the table which follows.

You should read the following information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes thereto, included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	(in 000’s except store count and share data)
	Successor							Predecessor
	Year Ended February 2, 2013		Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010	136 Days Ended January 31, 2009		228 Days Ended September 17, 2008
Statement of Operations Data:
Net sales	$607,692		$551,476	$517,001	$457,533	$188,458		$244,212
License fees from leased departments	7,361		6,670	6,321	5,679	2,103		3,362
Cost of sales	(350,212)		(316,167)	(299,060)	(269,177)	(116,410)		(145,668)

Gross profit	264,841		241,979	224,262	194,035	74,151		101,906
Selling, general and administrative expenses	(226,710)		(201,084)	(198,302)	(167,842)	(66,100)		(104,433)

Income / (loss) from operations	38,131		40,895	25,960	26,193	8,051		(2,527)
Interest expense, net	(481)		(610)	(744)	(1,052)	(697)		(822)

Income / (loss) before taxes	37,650		40,285	25,216	25,141	7,354		(3,349)
Income tax (expense) / benefit	(14,119)		(15,112)	(9,618)	(9,273)	(2,616)		998

Net income / (loss)	$23,531		$25,173	$15,598	$15,868	$4,738		$(2,351)

Earnings (loss) per share:
Basic	$1.23		$1.32	$0.91	$1.02	$0.31		$(0.14)
Diluted	1.21		1.30	0.89	0.99	0.31		(0.14)
Weighted average shares outstanding:
Basic	19,165,260		19,098,377	17,212,019	15,488,800	15,488,800		16,597,100
Diluted	19,405,218		19,370,290	17,454,458	16,036,422	15,488,800		16,611,040

Other Financial and Operating Data:
Comparable store sales growth(1)	(0.7	)%(2)	0.7%	8.4%	4.6%	—	%(3)	—	%(3)
Store count, end of year	83		74	68	66	65		65
Average store sales(4)	$7,322		$7,452	$7,603	$6,932	$2,899		$3,757
Capital expenditures(5)	21,040		18,122	7,789	3,643	(7,651)		8,507
Dividends per share	—		—	1.29	0.97	—		—

Balance Sheet Data (at period end):
Cash and cash equivalents	$40,824		$35,413	$29,368	$16,601	$5,218
Working capital	82,946		60,329	36,526	16,163	11,791
Total assets	191,126		162,613	125,134	92,118	77,859
Total long-term obligations(6)	189		844	2,888	1,513	—
Total stockholders’ equity	102,388		77,723	52,053	25,949	24,738

(1)	We consider all stores opened for at least 16 months as of the end of the reporting period as comparable stores.

(2)

Comparable store sales growth for fiscal 2012 is presented for the 52 weeks ended January 26, 2013 and excludes approximately $5.6 million in comparable store sales which were earned in the 53rd week of fiscal 2012.

(3)	The Sun Capital Transaction did not impact net sales. Therefore, comparable store sales decreased 4.5% for the combined periods ending January 31, 2009.

(4)	Average store sales are calculated as net sales divided by the store count at the end of each fiscal year.

(5)

Capital expenditures are net of proceeds from the sale-leaseback of real estate related to new store construction and store remodels of $13.2 million, $13.0 million, $1.2 million, $0.2 million, $9.5 million, and $21 thousand, respectively, for the fiscal years ended February 2, 2013, January 28, 2012, January 29, 2011, and January 30, 2010, the 136 days ended January 31, 2009, and the 228 days ended September 17, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Expenditures.” Capital expenditures for the fiscal year ended February 2, 2013 include capital expenditures of $0.4 million for new stores opening in the fiscal year ending February 1, 2014. Capital expenditures for the fiscal year ended January 28, 2012 include capital expenditures of $5.5 million, which are net of landlord reimbursement of $1.9 million, for new stores opened in the fiscal year ended February 2, 2013.

(6)	Consists of current and noncurrent portions of long-term debt and capital leases.

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

This discussion contains forward-looking statements that are based on the beliefs of, as well as assumptions made by and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including but not limited to those discussed in the section entitled “Risk Factors.”

Executive Overview

Gordmans is an everyday value price department store retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories (including fragrances), footwear and home fashions. The origins of Gordmans date back to 1915, and as of February 2, 2013, we operated 83 stores in 18 states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

Our expansion strategy includes opening ten new stores in fiscal 2013 in six new markets and one new state after opening nine new stores in four new markets, including two new states, in fiscal 2012 and six new stores in fiscal 2011 in three new markets. Our objective is to increase our store base in excess of 10% annually.

In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales and comparable store sales and other individual store performance factors, gross profit and selling, general and administrative expenses.

Net Sales.    Net sales reflect our revenues from the sale of our merchandise less returns and discounts and exclusive of sales tax. Net sales include comparable store sales and non-comparable store sales. Fiscal year 2012 represents a fifty-three week year ended February 2, 2013, while fiscal years 2011 and 2010 represent fifty-two week years ended January 28, 2012 and January 29, 2011.

Comparable Store Sales.    Comparable store sales have been calculated based upon stores that were open at least 16 months as of the end of the reporting period and include stores that were relocated or remodeled. We also review the average sale per transaction and comparable store transactions. Comparable store sales are an important indicator of current operating performance, with higher comparable store sales helping us to leverage our fixed expenses and positively impacting our operating results.

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

Overview

Net income for fiscal year 2012 was $23.5 million as compared to net income of $25.2 million for fiscal year 2011. The decrease in net income for fiscal year 2012 as compared to fiscal year 2011 was primarily due to a 0.7% decrease in comparable store sales, a 30 basis point decrease in gross profit margin and higher selling, general and administrative expenses, partially offset by higher net sales attributable to new stores. Below are highlights of our financial results for fiscal year 2012.

•

Net sales increased 10.2% for fiscal year 2012 as compared to fiscal year 2011. Higher net sales were primarily driven by an increase in non-comparable store sales due to the addition of nine new stores during fiscal year 2012 and the six new stores opened in fiscal year 2011 and sales for the 53rd week of fiscal 2012 of $6.3 million. Comparable store sales decreased 0.7% in fiscal year 2012 as compared to the prior year (measured using the 52 weeks ended January 26, 2013 compared to fifty-two week fiscal year 2011), which followed a comparable store sales increase of 0.7% in fiscal year 2011.

•

Gross profit margin decreased 30 basis points in fiscal year 2012 as compared to the prior year as a result of higher markdowns and higher inventory shrinkage, partially offset by a higher initial mark-up. The 30 bps decrease in gross profit margin followed a 50 basis point improvement in fiscal year 2011 and a 100 basis point increase in fiscal year 2010.

•	Higher selling, general and administrative expenses were primarily attributable to the 12% expansion in our store base, as nine stores were opened during fiscal year 2012.

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

	Fiscal 2010 GAAP Basis As Reported	Amounts Adjusted		Fiscal 2010 Non-GAAP Basis As Adjusted
	(in 000’s)
Corporate expenses(1)	$39,966	$(10,589	)(2)	$29,377
Selling, general and administrative expenses	198,302	(10,589	)(2)	187,713
Income before taxes	25,216	10,589	(2)	35,805
Net income	15,598	6,752	(3)	22,350

(1)	Corporate expenses are included in selling, general and administrative expenses in the consolidated statements of operations.
(2)	Amount represents expenses of $10.6 million related to the initial public offering, including payments to an affiliate of Sun Capital of $7.5 million for termination of the consulting agreement and $0.6 million in transaction consulting fees and bonus payments of $2.5 million to certain of our executive officers triggered upon the successful completion of our initial public offering.
(3)	Amount represents the net of tax impact of $10.6 million of expenses related to the initial public offering.

Basis of Presentation and Results of Operations

Basis of Presentation

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. All references in these financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal year 2012 represents a fifty-three week year ended February 2, 2013, while fiscal years 2011 and 2010 represent fifty-two week years ended January 28, 2012 and January 29, 2011, respectively.

Results of Operations

The following table contains results of operations data for fiscal years 2012, 2011 and 2010.

	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
		(in 000’s)
Statements of Operations Data:
Net sales	$607,692	$551,476	$517,001
License fees from leased departments	7,361	6,670	6,321
Cost of sales	(350,212)	(316,167)	(299,060)

Gross profit	264,841	241,979	224,262
Selling, general and administrative expenses	(226,710)	(201,084)	(198,302)

Income from operations	38,131	40,895	25,960
Interest expense, net	(481)	(610)	(744)

Income before taxes	37,650	40,285	25,216
Income tax expense	(14,119)	(15,112)	(9,618)

Net income	$23,531	$25,173	$15,598

The table below sets forth the components of the consolidated statements of income as a percentage of net sales.

	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
License fees from leased departments	1.2	1.2	1.2
Cost of sales	(57.6)	(57.3)	(57.8)

Gross profit	43.6	43.9	43.4
Selling, general and administrative expenses	(37.3)	(36.5)	(38.4)

Income from operations	6.3	7.4	5.0
Interest expense, net	(0.1)	(0.1)	(0.1)

Income before taxes	6.2	7.3	4.9
Income tax expense	(2.3)	(2.7)	(1.9)

Net income	3.9%	4.6%	3.0%

Fiscal Year 2012 Compared to Fiscal Year 2011

Net Sales

Net sales for fiscal year 2012 increased $56.2 million, or 10.2%, to $607.7 million as compared to $551.5 million for fiscal year 2011. This increase was primarily the result of a $54.4 million increase in non-comparable store sales due to the opening of nine new stores in fiscal 2012 and six new stores in fiscal 2011. Comparable store sales increased $2.1 million, which includes $5.6 million of comparable store sales for the 53rd week of fiscal year 2012. Comparable store sales decreased 0.7% for the 52 weeks ended January 26, 2013 compared to 52 week fiscal year 2011 primarily due to a low single digit decrease in comparable transactions, which represents our measure for guest traffic, partially offset by a low single digit increase in the average sale per transaction. Net sales for fiscal year 2012 includes $6.3 million in sales for the 53rd week of fiscal 2012. From a major merchandising category perspective, Apparel generated a low single digit comparable store sales increase in fiscal year 2012, led by our Misses and Childrens divisions, while Home Fashions experienced a low single digit comparable store sales decrease for fiscal year 2012 and Accessories (including Fragrances) incurred a mid-single digit comparable store sales decrease for fiscal year 2012.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for fiscal year 2012 increased $0.7 million, or 10.4%, to $7.4 million as compared to $6.7 million for fiscal year 2011 primarily due to new store growth.

Gross Profit

Gross profit, which includes license fees from leased departments, for fiscal year 2012 increased $22.9 million, or 9.4%, to $264.8 million as compared to $242.0 million in fiscal year 2011. Gross profit margin for fiscal year 2012 decreased 30 basis points to 43.6% of net sales as compared to 43.9% of net sales for fiscal year 2011. Of this decrease, 50 basis points was due to an increase in markdowns as a percentage of sales during fiscal year 2012 versus fiscal year 2011 to clear excess merchandise that resulted from sales falling short of expectations, primarily in the fourth quarter, and 10 basis points was due to an increase in inventory shrinkage. A 30 basis point increase in mark-up on merchandise purchases during the year versus fiscal 2011 resulting from buying efficiencies and competitive pricing opportunities partially offset the gross margin deterioration created by higher markdowns and shrinkage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal year 2012 increased $25.6 million, or 12.7%, to $226.7 million as compared to $201.1 million for fiscal year 2011. As a percentage of net sales, selling, general and administrative expenses for fiscal 2012 increased to 37.3% as compared to 36.5% for fiscal 2011. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher depreciation expense, higher store expenses and higher distribution center expenses combined with a decrease in comparable store sales.

Store expenses increased $14.5 million in fiscal year 2012 as compared to fiscal year 2011. This increase was primarily due to increased payroll and benefits, rent, maintenance, utilities and cleaning expenses associated with new store growth. Store expenses were 23.9% of net sales in fiscal 2012 compared to 23.7% of net sales in fiscal 2011, a 20 basis point increase, primarily resulting from higher rent and real estate taxes and higher payroll and benefits as a percentage of net sales, partially offset by lower credit card fees as a percentage of net sales.

Corporate expenses increased $2.8 million in fiscal 2012 as compared to fiscal 2011 primarily due to higher payroll and benefits expense of $1.5 million. The addition of new staff positions to support our growth and merit compensation increases resulted in a $2.5 million increase, which was partially offset by a $0.5 million decrease in management bonuses and a $0.5 million decrease in share-based compensation expense. The remaining increase in corporate expenses resulted primarily from a $0.9 million increase in information technology costs related to upgrading our information technology systems and supporting our enterprise merchandise system that was implemented in fiscal 2012 and higher travel expenses of $0.2 million related to our growth. Corporate expenses were 5.3% of net sales in both fiscal 2012 and fiscal 2011.

The $2.7 million increase in distribution center expenses was primarily the result of higher payroll and benefit costs of $1.3 million, higher outbound freight delivery charges of $1.1 million and higher processing expenses of $0.3 million, all related to processing the increase in merchandise inventory receipts associated with new store growth. Distribution center expenses were 3.6% of net sales in fiscal 2012 compared to 3.4% in fiscal 2011, a 20 basis point increase, primarily resulting from higher payroll and higher outbound freight delivery charges as a percentage of net sales combined with a decrease in comparable store sales.

Depreciation and amortization expense increased $2.7 million, or 30 basis points as a percentage of net sales, in fiscal 2012 as compared to fiscal 2011 due to increased property additions associated with nine new store openings in fiscal 2012 and investments in upgrading our information technology systems, including the implementation of Oracle’s enterprise merchandising system in fiscal year 2012.

The $2.0 million increase in advertising expenses in fiscal 2012 as compared to fiscal 2011 was a result of increases in television and direct mail costs, including costs related to nine new store openings during fiscal 2012. Advertising expenses were 2.8% of net sales in fiscal 2012 compared to 2.7% in fiscal 2011.

Store pre-opening expenses increased $0.9 million, or 10 basis points as a percentage of net sales, in fiscal 2012 as compared to fiscal 2011 due to nine new store openings in fiscal 2012, compared to six new store openings and one store relocation in 2011.

Interest Expense, Net

Interest expense, net for fiscal year 2012 decreased to $0.5 million as compared to $0.6 million in fiscal year 2011. This decrease was primarily due to the amendment of the revolving line of credit facility in June 2011, which lowered the interest rate on borrowings and the unused line fee, as well as a reduction in average borrowings from $0.4 million during fiscal 2011 to $0 during fiscal 2012.

Income Before Taxes

Income before taxes for fiscal year 2012 decreased $2.6 million to $37.7 million compared to $40.3 million in fiscal year 2011. As a percentage of net sales, income before taxes was 6.2% of net sales for fiscal year 2012 compared to 7.3% of net sales in fiscal year 2011.

Income Tax Expense

Income tax expense decreased $1.0 million in fiscal year 2012 to $14.1 million as compared to $15.1 million in fiscal year 2011. The effective income tax rate for fiscal years 2012 and 2011 was 37.5%. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income

Net income for fiscal 2012 was $23.5 million compared to $25.2 million in fiscal 2011, a $1.6 million decrease. As a percentage of net sales, net income was 3.9% of net sales for fiscal 2012 compared to 4.6% in fiscal year 2011. The decrease in net income resulted primarily from the comparable store sales decrease, the increase in selling, general and administrative expenses associated with our growth and the 30 basis point decrease in gross profit margin, partially offset by higher net sales attributable to new stores.

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

Store expenses increased $7.7 million in fiscal year 2011 as compared to fiscal year 2010. This increase was primarily due to increased payroll and benefits, rent, utilities, maintenance and cleaning expenses associated with the six new stores opened in fiscal 2011 and the two new stores opened in the first half of fiscal 2010. Store expenses were 23.7% of net sales in fiscal 2011 compared to 23.8% of net sales in fiscal 2010, a 10 basis point improvement, primarily driven by lower payroll and rent as a percentage of sales.

Depreciation and amortization expense increased $1.7 million in fiscal 2011 as compared to fiscal 2010 due to increased property additions associated with six new store openings and one relocation and investments in our information technology systems.

The $1.6 million increase in distribution center expenses was primarily the result of higher outbound freight delivery charges of $1.0 million and higher payroll and benefit costs of $0.4 million related to processing the increase in merchandise inventory receipts. Distribution center expenses were 3.4% of net sales in fiscal 2011 compared to 3.3% in fiscal 2010.

Store pre-opening expenses increased $1.4 million in fiscal 2011 as compared to fiscal 2010 due to six new store openings and one store relocation in fiscal 2011, compared to two new store openings and one store relocation in 2010, as well as costs incurred preparing for the spring 2012 new store openings.

The $0.9 million increase in advertising expenses in fiscal 2011 as compared to fiscal 2010 was a result of increases in television, direct mail, radio and social media costs, including costs related to six new store openings during fiscal 2011. Advertising expenses were 2.7% of net sales in fiscal 2011 compared to 2.8% in fiscal 2010.

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

Seasonality

Our business is subject to seasonal fluctuations, which are typical of retailers that carry a similar merchandise offering. A disproportionate amount of our sales and net income are realized during the fourth quarter, which includes the holiday selling season. In fiscal years 2012, 2011 and 2010, respectively, 33.3%, 33.6% and 32.6%

of our net sales were generated in the fourth quarter. Operating cash flows are typically higher in the fourth fiscal quarter due to inventory related working capital requirements in the third fiscal quarter. Based on results from 2004 to 2008, approximately 34% of comparable store sales and more than 100% of the net income was realized in the fourth quarter, making up for a net loss historically incurred through the first nine months. However, financial performance in fiscal year 2009 represented a favorable break from the historical trend which continued in fiscal years 2010, 2011 and 2012. During fiscal years 2012, 2011 and 2010, we generated net income during the first nine months of $15.6 million, $15.0 million and $7.2 million, respectively, and 33.7%, 40.5% and 54.0% of net income was realized in the fourth quarters of fiscal 2012, 2011 and 2010, respectively. Excluding one time, pre-tax expenses of $10.6 million related to the initial public offering, 37.7% of our net income was generated during the fourth quarter of fiscal year 2010. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving and Christmas and regional fluctuations for events such as sales tax holidays.

Liquidity and Capital Resources

Our working capital at February 2, 2013 increased $22.6 million, or 37.5%, to $82.9 million compared to January 28, 2012. Our primary ongoing cash requirements are for operating expenses, inventory, new store capital investment, investments in our information technology and other capital expenditures to support our growth. Our typical investment in a new store is approximately $1.3 million, which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.1 million have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores. In August 2010, we completed an initial public offering which provided $30.0 million of net cash proceeds from the sale of our common stock.

We had no borrowings under our revolving line of credit facility at February 2, 2013 or January 28, 2012 and had cash and cash equivalents of $40.8 million and $35.4 million at February 2, 2013 and January 28, 2012, respectively. Net cash provided by operating activities was $26.5 million for fiscal year 2012 versus $27.1 million in fiscal year 2011. Average borrowings under our revolving line of credit facility decreased to $0 in fiscal year 2012 from $0.4 million in fiscal year 2011. There were no borrowings under our revolving line of credit facility during fiscal year 2012, while the largest amount borrowed at one time during fiscal year 2011 was $7.9 million. Average availability under our revolving line of credit facility increased 13.3% to $56.3 million in fiscal year 2012 compared to $49.7 million in fiscal year 2011. Stockholders’ equity was $102.4 million as of February 2, 2013 compared to $77.7 million as of January 28, 2012.

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

Capital Expenditures

Net capital expenditures during fiscal years 2012, 2011 and 2010 were $21.0 million, $18.1 million and $7.8 million, respectively. Net capital expenditures were comprised of the following:

	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
		(in 000’s)
New and existing stores	$26,658	$26,222	$1,691
Technology-related investments	5,883	4,582	6,616
Distribution center improvements	1,696	360	652

Gross capital expenditures	34,237	31,164	8,959
Less: Proceeds from sale-leaseback transactions	(13,197)	(13,042)	(1,170)

Net capital expenditures	$21,040	$18,122	$7,789

We lease all of our store locations. In certain cases, we negotiate leases whereby we take responsibility for construction of a new store during the construction period and are reimbursed for our costs from the landlord. When this situation occurs, we report the construction costs as part of our capital expenditures and, as reimbursements are received from the landlord during the construction period and up to the commencement of the lease, we report the proceeds from the sale of the structural assets to the landlord.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
		(in 000’s)
Cash flows provided by operating activities	$26,505	$27,116	$12,383
Cash flows used in investing activities	(20,617)	(17,890)	(7,789)
Cash flows provided by (used in) financing activities	(477)	(3,181)	8,173

Increase in cash and cash equivalents	5,411	6,045	12,767
Cash and cash equivalents, beginning of period	35,413	29,368	16,601

Cash and cash equivalents, end of period	$40,824	$35,413	$29,368

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items primarily including depreciation and amortization, deferred taxes, share-based compensation and the effect of working capital changes.

2012 versus 2011 – Operating cash flows of $26.5 million in fiscal 2012 included net income of $23.5 million and non-cash charges totaling $11.3 million primarily related to $7.0 million in depreciation and amortization expense, $3.0 million of changes in deferred income taxes, $1.0 million of share-based compensation expense and $0.3 million of amortization of deferred financing fees. Net cash provided by operating activities in fiscal 2012 was favorably impacted by a $7.1 million increase in deferred rent primarily due to the nine new stores opened in fiscal 2012 and four of the ten new stores opening in fiscal 2013, as well as a $2.4 million decrease in accounts, landlord and income taxes receivable primarily due to a decrease in income taxes receivable and a decrease in landlord receivables related to tenant improvement allowances associated with new store growth. Operating cash flows were reduced by a $12.7 million increase in merchandise inventories primarily due to the nine new stores opened in fiscal 2012, a $1.8 million decrease in accounts payable due to the timing of inventory purchases, a $1.3 million increase in prepaid expenses and other current assets primarily due to the nine new stores opened in fiscal 2012, a $1.2 million decrease in accrued expenses and other liabilities primarily due to lower accrued wages payable and lower accrued performance bonuses payable, and a $0.8 million increase in other assets due to the nine new stores opened in fiscal year 2012.

Net cash provided by operating activities in fiscal year 2012 was $26.5 million compared to $27.1 million for fiscal year 2011, a $0.6 million decrease. The largest decrease in operating cash flows in fiscal year 2012 compared to fiscal year 2011 is attributed to the increase in merchandise inventories in fiscal 2012, which increased $7.1 million more in fiscal year 2012 than in fiscal year 2011 primarily as a result of higher inventory per comparable store and nine new stores opened in fiscal year 2012 compared to six new stores in fiscal year 2011. Changes in deferred income taxes accounted for $3.6 million less in operating cash flows in fiscal year 2012 primarily due to a smaller increase in deferred tax liabilities in fiscal 2012 associated with lower bonus depreciation on investments in property and equipment and software in fiscal year 2012 as compared to fiscal year 2011. Another decrease in operating cash flows in fiscal year 2012 compared to fiscal year 2011 is attributed to the decrease in net income of $1.6 million from fiscal 2011 to fiscal 2012. Other decreases in operating cash flows in fiscal year 2012 compared to fiscal year 2011 resulted from the $1.3 million increase in prepaid expenses and other current assets in fiscal 2012, a $1.2 million smaller increase in deferred rent in fiscal year 2012 as compared to fiscal year 2011, and a $1.0 million greater decrease in accounts payable in fiscal 2012 compared to fiscal 2011.

The largest increase in operating cash flows in fiscal year 2012 compared to fiscal 2011 resulted from changes in accounts, landlord, and income taxes receivable of $12.0 million. Increases in accounts, landlord, and income taxes receivable in fiscal 2011 decreased operating cash flows by $9.6 million primarily related to increases in landlord receivables due from tenant improvement allowances associated with new store growth, as six new stores were opened in fiscal 2011 for which construction began in fiscal 2010 compared to two new stores in fiscal 2010, while accounts, landlord and income taxes receivable decreased $2.4 million in fiscal 2012 primarily due to a decrease in income taxes receivable and a decrease in tenant improvement allowances associated with new store growth. Non-cash depreciation charges increased operating cash flows by $2.7 million more in fiscal 2012 related to higher depreciation expense in fiscal year 2012 compared to fiscal year 2011 due to continued new store growth in fiscal 2012, as nine new stores were opened in fiscal 2012 and six new stores were opened in fiscal 2011, and investments in upgrading our information technology systems. Accrued expenses and other liabilities also decreased $1.5 million less in fiscal 2012 compared to fiscal 2011 primarily due to lower management bonuses.

2011 versus 2010 – Operating cash flows of $27.1 million in fiscal 2011 included net income of $25.2 million and non-cash charges totaling $12.7 million primarily related to $6.5 million of changes in deferred income taxes, $4.3 million in depreciation and amortization expense, $1.4 million of share-based compensation expense and $0.4 million of amortization of deferred financing fees. Net cash provided by operating activities in fiscal 2011 was favorably impacted by an $8.3 million increase in deferred rent primarily due to the six new stores opened in fiscal 2011 and four new stores opened in the first quarter of 2012. Operating cash flows were also favorably impacted by a $0.2 million decrease in prepaid expenses and other current assets. Operating cash flows were reduced by an increase in accounts, landlord, and income taxes receivable of $9.6 million primarily due to tenant improvement allowances associated with new store growth and an increase in income taxes receivable, a $5.6 million increase in merchandise inventories primarily due to the six new stores opened in fiscal 2011, a $2.7 million decrease in accrued expenses and other liabilities primarily due to lower management bonuses, a $0.8 million decrease in accounts payable due to the timing of inventory purchases, and a $0.5 million increase in other assets.

Net cash provided by operating activities in fiscal year 2011 was $27.1 million compared to $12.4 million for fiscal year 2010, a $14.7 million increase. The largest increase in operating cash flows in fiscal year 2011 compared to fiscal year 2010 is attributed to the increase in net income of $9.6 million from fiscal 2010 to fiscal 2011. Deferred rent increased by $6.3 million more in fiscal year 2011 than fiscal year 2010 primarily due to the six new stores opened in fiscal year 2011 and four new stores opened in the first quarter of 2012. Changes in deferred income taxes generated $5.9 million more in operating cash flows in fiscal year 2011 due to the increase in the deferred income tax liability primarily resulting from an increase in bonus depreciation in fiscal year 2011. The increase in merchandise inventories in fiscal 2011 was $4.9 million less than the increase in fiscal 2010. Cash flows in fiscal 2010 were reduced by a $3.7 million decrease in income taxes payable. Non-cash depreciation charges increased operating cash flows by $1.7 million more in fiscal 2011 related to higher depreciation expense in fiscal year 2011 compared to fiscal year 2010 as more depreciable property and equipment has been placed in service in fiscal 2011 primarily due to new store growth. Additional share-based compensation expense increased operating cash flows by $0.9 million. Other changes in working capital which increased operating cash flows in fiscal year 2011 compared to fiscal year 2010 include changes in prepaid expenses and other current assets of $0.5 million.

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

Cash Flows from Investing Activities

2012 versus 2011 – Net cash used in investing activities during fiscal year 2012 was $20.6 million compared to $17.9 million in fiscal year 2011. Cash of $34.2 million and $31.2 million was used for purchases of property and equipment during fiscal year 2012 and 2011, respectively. The increase in cash used in investing activities is due to $26.7 million invested in new and existing stores during fiscal 2012. Of the $26.7 million, $23.0 million was invested in the nine new store openings during fiscal 2012, $0.4 million was used for new stores that are opening in fiscal 2013, and the remaining $3.3 million was used for fixtures and store improvements for existing stores. This compares to $26.2 million invested in new and existing stores during fiscal year 2011, of which $16.2 million was invested in the six new stores opened and one store relocated during fiscal 2011. In addition, $7.4 million was used in fiscal 2011 for the four new stores that opened in the first quarter of 2012, while the remaining $2.6 million was used for fixtures and store improvements for existing stores. The increase in cash invested in new store openings to $23.0 million in fiscal 2012 as compared to $16.2 million in fiscal 2011 resulted from nine new store openings in fiscal 2012 compared to six new stores opened in fiscal 2011. As part of our expansion strategy, we will continue to make investments in our new and existing stores, as we plan to open ten new stores in fiscal 2013. Investments in information technology equipment and software during fiscal 2012 was $5.9 million compared to $4.6 million in fiscal year 2011, with the increase primarily relating to our investment in our new Oracle enterprise merchandising system, which was implemented during fiscal 2012. Distribution center improvements were $1.7 million and $0.4 million for fiscal year 2012 and 2011, respectively.

Proceeds from sale-leaseback transactions were $13.2 million and $13.0 million in fiscal year 2012 and 2011, respectively, where the Company was deemed the accounting owner of the property and equipment during the new store construction period pursuant to the underlying lease agreement. The increase in cash generated from proceeds from sale-leaseback transactions resulted from the increased investment in new and existing stores in fiscal 2012 as compared to fiscal 2011.

Capital expenditures, net of proceeds from the sale-leaseback of real estate related to new store construction, of $34.0 million to $37.0 million are planned for fiscal 2013. This includes $13.0 million to $14.0 million of capital expenditures related to our second distribution center for which construction will begin in fiscal 2013 and we expect to be complete in the first half of fiscal 2014 and $5.0 million to $6.0 million for furniture, fixtures and equipment and information technology costs associated with our corporate office relocation, which will occur in early fiscal 2014. The remaining $16.0 million to $17.0 million of capital expenditures for fiscal 2013 will be primarily for investments in information technology systems, fixtures and store improvements for certain of our existing stores, equipment for our distribution center and for the ten new stores opening in fiscal 2013.

Insurance proceeds of $0.4 million and $0.2 million were received in fiscal year 2012 and 2011, respectively, related to casualty claims for damages to existing stores.

2011 versus 2010 – Net cash used in investing activities during fiscal year 2011 was $17.9 million compared to $7.8 million in fiscal year 2010. Cash of $31.2 million and $9.0 million was used for purchases of property and equipment during fiscal year 2011 and 2010, respectively. The increase in cash used in investing activities is primarily due to $26.2 million invested in new and existing stores during fiscal 2011. Of the $26.2 million, $16.2 million was invested in the six new store openings and one store relocation during fiscal 2011, $7.4 million was used for four new stores that are opening in the first quarter of 2012, and the remaining $2.6 million was used for fixtures and store improvements for existing stores. This compares to $1.7 million for store investments during fiscal 2010 when two new stores were opened and one was relocated. Additionally, $4.6 million was invested in information technology equipment and software during fiscal 2011 compared to $6.6 million in fiscal year 2010. Distribution center improvements were $0.4 million and $0.7 million for fiscal year 2011 and 2010, respectively. The sale of property and equipment generated cash of $13.0 million and $1.2 million in fiscal year 2011 and 2010, respectively, related to proceeds from the sale-leaseback of real estate related to new store construction. In addition, the Company received $1.9 million from landlords for tenant improvements in fiscal 2011 for the $7.4 million spent in fiscal 2011 for the four new stores that opened in the first quarter of 2012 and was reimbursed by the landlords for the remaining $5.5 million in fiscal 2012 when the four new stores opened. The increase in cash generated from the sale of property and equipment resulted from the increased investment in new and existing stores in fiscal 2011 as compared to fiscal 2010. Insurance proceeds of $0.2 million were received in fiscal year 2011 related to claims for damages to existing stores.

Cash Flows from Financing Activities

2012 versus 2011 – Net cash used by financing activities was $0.5 million in fiscal 2012 compared to $3.2 million in fiscal year 2011. Cash of $0.7 million and $2.0 million was used during fiscal year 2012 and 2011, respectively, for payments on capital lease and financing agreements. In May 2012, we received net cash proceeds of $0.2 million in connection with a public offering of shares of our common stock. Although there was no outstanding balance on the revolving line of credit at January 28, 2012, borrowings and repayments on the revolving line of credit in fiscal 2011 were $16.0 million. There were no borrowings on the revolving line of credit in fiscal 2012. Cash of $6.9 million was used for the repurchase of common stock in fiscal year 2011, while financing cash flows were favorably impacted by an excess tax benefit of $5.6 million related to the common stock repurchased and stock options exercised during fiscal year 2011. Debt issue costs of $0.2 million were paid in fiscal year 2011 in connection with the amendment to our revolving line of credit facility effective June 1, 2011. Proceeds of $0.4 million were received during fiscal year 2011 in connection with the exercise of stock options.

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

The revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on June 1, 2015. At February 2, 2013 and January 28, 2012, we had no borrowings outstanding under our revolving line of credit facility and there were no borrowings under the revolving line of credit facility during fiscal year 2012. We had excess availability of $51.0 million and $41.9 million at February 2, 2013 and January 28, 2012, respectively, including letters of credit issued with an aggregate face amount of $0.2 million and $0.4 million at February 2, 2013 and January 28, 2012, respectively.

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

The availability of the revolving line of credit facility is subject to a borrowing base, which is comprised of eligible credit card receivables and the liquidation value of eligible landed inventory, eligible distribution center inventory and eligible in-transit inventory. The Company paid off the remaining obligation on the $2.0 million equipment loan in fiscal 2011. The amended loan agreement allows us to obtain up to a $15.0 million equipment term loan.

Borrowings under the revolving line of credit facility are secured by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. Among other provisions, the revolving line of credit facility contains certain financial covenants restricting the amount of capital expenditures and dividends that can be paid without consent from the lenders. As of February 2, 2013, the Company was in compliance with all of its debt covenants.

The loan, guaranty and security agreement relating to the Company’s revolving line of credit facility includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $500,000 in any fiscal year, (iii) to the Company to pay federal, provincial, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries, (iv) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with the ordinary corporate governance, overhead, legal and accounting and maintenance and (v) additional distributions and dividends in an aggregate amount not to exceed $1,000,000 during the term of the facility. The loan, guaranty and security agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company.

We also entered into two financing arrangements to purchase software during fiscal 2010. During fiscal year 2012, the Company paid off the remaining obligation of $0.2 million outstanding at January 28, 2012 on these arrangements.

Contractual Obligations and Off-Balance-Sheet Arrangements

As noted in the table below, the Company has contractual obligations and commitments as of February 2, 2013 that may affect the financial condition of the Company. However, management believes that there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition, results of operations, or cash flows. Other than the letters of credit set forth in the table below, the Company had no off-balance-sheet arrangements as of February 2, 2013.

The following table summarizes our contractual obligations and commitments as of February 2, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in 000’s)
Contractual Obligations:
Capital leases(1)	$190	$190	$—	$—	$—
Operating leases(2)(3)	318,877	45,641	86,758	62,856	123,622
Revolving line of credit	—	—	—	—	—
Letters of credit	247	247	—	—	—

Total	$319,314	$46,078	$86,758	$62,856	$123,622

(1)	Includes principal and interest payments on capital lease obligations.

(2)

Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds, but are not included in operating lease obligations. Two retail stores with provisions for additional percentage rent exceeded the applicable sales thresholds in fiscal 2012. Contingent rent was $0.1 million in fiscal 2012.

(3)

Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 37% of lease expense for our retail stores in fiscal 2012.

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

Revenue Recognition

Revenue is recognized at the point-of-sale, net of estimated returns and allowances and exclusive of sales tax. License fees from licensed departments represent a percentage of total footwear and maternity sales due to the licensing of the footwear and maternity businesses to third parties. Footwear and maternity sales under these licensing arrangements are not included in net sales, but are included separately on the statement of operations. Layaway sales are deferred until the final sales transaction has been completed. Sales of gift cards are deferred until they are redeemed for the purchase of our merchandise. The Company reserves for estimated merchandise returns based on historical experience and various other assumptions that we believe to be reasonable. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. Income from unredeemed gift cards is recorded when the likelihood of redemption becomes remote, which has been determined to be three years from the date of issuance, based on historical redemption patterns. We similarly record deferred revenue on our balance sheet for merchandise credits issued related to guest returns and recognize this revenue upon the redemption of the merchandise credits.

Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis using the conventional retail inventory method. Under the retail inventory method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. This method is widely used in the retail industry and involves management estimates with regard to such areas as markdowns and inventory shrinkage. A significant factor involves the recording and timing of permanent markdowns. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. An inventory shrinkage rate is estimated for interim periods, but is based on a full physical inventory near the fiscal year end. An inventory obsolescence reserve is estimated based on historical experience and the age of the inventory. All inventories are in one class and are classified as finished goods. Inventories in possession of our carrier are included in merchandise inventories as legal title and risk of loss had passed.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances, such as decisions to close a store, significant changes in the condition or utilization of assets, or significant operating losses, indicate that the carrying amounts of such assets may not be recoverable. Significant judgment is involved in projecting the cash flows of individual stores, which involve a number of factors including historical trends, recent performance and general economic assumptions. If such a review indicates that the carrying amounts of long-lived assets are not recoverable, we reduce the carrying amounts of such assets to their fair values. We have not historically experienced any significant impairment of long-lived assets.

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

Tenant improvement assets, as well as the corresponding tenant improvement allowances, are recorded when the amount of new store construction covered by the tenant improvement allowance exceeds the amount attributable to the landlord’s owned asset, generally the building shell. Tenant improvement assets, which generally represent non-structural improvements (i.e. furniture, fixtures and equipment) for which the Company receives reimbursement from the landlord, are depreciated over the initial life of the lease, prior to any lease extensions. For tenant improvement allowances and rent holidays, we record a deferred rent liability in “Deferred Rent” on the consolidated balance sheets and amortize the deferred rent over the initial term of the lease as reductions to rent expense on the consolidated statements of operations.

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

Share-Based Compensation

We recognize all share-based payments to employees in the consolidated statements of operations based on the grant date fair value of the award for those awards that are expected to vest. Forfeitures of awards are estimated at the time of grant based on historical experience and revised appropriately in subsequent periods if actual forfeitures differ from those estimates. We utilize the Black-Scholes option valuation model to calculate the value of each stock option. Expected volatility was based on historical volatility of the common stock for a peer group of other companies within the retail industry. The expected term of the options represents the period of time until exercise or termination and, for fiscal 2012 and 2011 grants, is estimated using the simplified method, or the average of the vesting period and the original contractual term. In fiscal year 2010, the expected term was based on the historical experience of similar awards. The risk free rate is based on the U.S. Treasury rate at the time of the grants for instruments of a comparable life. The dividend yield was assumed to be 2.0% in fiscal years 2012, 2011 and 2010, respectively. Any significant changes in these estimates used to value stock options could have a significant impact on share-based compensation.

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

In determining the fair value of our common stock at March 30, 2010, we used a market approach, as further described below. The significant input assumptions used in the valuation models were based on subjective future expectations combined with management judgment. Assumptions utilized in the market approach are:

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

Fiscal Years 2012 and 2011 valuation

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized when we believe our deferred tax assets are not fully realizable. We have considered taxable income in carry-back periods, historical and forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and tax planning strategies in determining the need for a valuation allowance against our deferred tax assets. Determination of a valuation allowance for deferred tax assets requires that we make judgments about future matters that are not certain, including projections of future taxable income and evaluating potential tax-planning strategies. To the extent that actual results differ from our current assumptions, the valuation allowance will increase or decrease. In the event we were to determine we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination. Likewise, if we later determine it is more likely than not that the deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.

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

Related Party Transactions

In connection with the initial public offering, the Company paid an affiliate of Sun Capital $0.6 million in transaction consulting fees and $7.5 million for termination of the consulting agreement. Consequently, as of August 10, 2010, the Company no longer has a financial obligation to Sun Capital under the consulting agreement. The Company incurred fees and expenses of $1.7 million to Sun Capital under the terms of the consulting agreement during fiscal year 2010.

In connection with the initial public offering, the Company entered into a services agreement with Sun Capital to (1) reimburse Sun Capital for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital with customary indemnification for any such services. During fiscal years 2012, 2011 and 2010, the Company incurred fees of $56 thousand, $44 thousand and $25 thousand, respectively, to Sun Capital under the terms of the services agreement.

Recently Proposed Accounting Pronouncements

In an exposure draft issued in 2010, the Financial Accounting Standards Board (“FASB”), together with the International Accounting Standards Board, has proposed a comprehensive set of changes in generally accepted accounting principles (“GAAP”) for leases. This proposed change in its current exposure draft form would create a new accounting model for both lessees and lessors and eliminates the concept of operating leases. The lease accounting model contemplated by the proposed standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, the leases for our stores are accounted for as operating leases, with no related assets and liabilities on our balance sheet. While no fixed date has been determined for the issuance of the final standard, it is generally expected that the final standard will be issued by late 2013, with an effective date no earlier than fiscal years beginning on or after January 1, 2016. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance. The proposed accounting standard, as currently drafted, would have a material impact on the Company’s consolidated financial statements. This exposure draft is non-cash in nature and would not impact the Company’s cash position.

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

Borrowings under the revolving line of credit facility bear interest at the base rate plus 0.75% (4.00% at February 2, 2013) with an option to bear interest at the LIBOR interest rate plus 2.00%. Borrowings under the revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $60.0 million. There were no borrowings outstanding under our revolving credit facility at February 2, 2013.

We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the revolving line of credit facility. As of February 2, 2013, the analysis indicated that such a movement would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Gordmans Stores, Inc.

We have audited the accompanying consolidated balance sheets of Gordmans Stores, Inc. and subsidiaries (“the Company”) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2013. Our audits of the consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gordmans Stores, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 17, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Kansas City, Missouri

April 17, 2013

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except share data)

	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
Net sales	$607,692	$551,476	$517,001
License fees from leased departments	7,361	6,670	6,321
Cost of sales	(350,212)	(316,167)	(299,060)

Gross profit	264,841	241,979	224,262
Selling, general and administrative expenses	(226,710)	(201,084)	(198,302)

Income from operations	38,131	40,895	25,960
Interest expense, net	(481)	(610)	(744)

Income before taxes	37,650	40,285	25,216
Income tax expense	(14,119)	(15,112)	(9,618)

Net income	$23,531	$25,173	$15,598

Basic earnings per share	$1.23	$1.32	$0.91
Diluted earnings per share	$1.21	$1.30	$0.89

Basic weighted average shares outstanding	19,165,260	19,098,377	17,212,019
Diluted weighted average shares outstanding	19,405,218	19,370,290	17,454,458

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in 000’s except share data)

	February 2, 2013	January 28, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,824	$35,413
Accounts receivable	2,049	1,787
Landlord receivable	8,787	9,939
Income taxes receivable	1,300	2,805
Merchandise inventories	78,006	65,335
Deferred income taxes	2,617	2,964
Prepaid expenses and other current assets	6,552	5,239

Total current assets	140,135	123,482
PROPERTY AND EQUIPMENT, net	45,966	34,507
INTANGIBLE ASSETS, net	1,992	2,078
OTHER ASSETS, net	3,033	2,546

TOTAL ASSETS	$191,126	$162,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,211	$36,034
Accrued expenses	22,789	26,464
Current portion of long-term debt	189	655

Total current liabilities	57,189	63,153
NONCURRENT LIABILITIES:
Long-term debt, less current portion	—	189
Deferred rent	21,997	14,914
Deferred income taxes	9,236	6,604
Other liabilities	316	30

Total noncurrent liabilities	31,549	21,737

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of February 2, 2013 and January 28, 2012, respectively	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 19,804,102 issued and 19,404,322 outstanding as of February 2, 2013, 19,715,444 issued and 19,315,664 outstanding as of January 28, 2012	19	19
Additional paid-in capital	52,461	51,327
Retained earnings	49,908	26,377

Total stockholders’ equity	102,388	77,723

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$191,126	$162,613

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share data)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
BALANCE, January 30, 2010	15,488,800	$15	$20,328	$5,606	$25,949
Share-based compensation expense	—	—	523	—	523
Payment of dividend ($1.29 per share)	—	—	—	(20,000)	(20,000)
Issuance of common stock, net of transaction costs of $2,899	3,214,286	4	29,979	—	29,983
Net income	—	—	—	15,598	15,598

BALANCE, January 29, 2011	18,703,086	19	50,830	1,204	52,053
Share-based compensation expense	—	—	1,421	—	1,421
Issuance of restricted stock	977,547	1	(1)	—	—
Repurchase of common stock	(399,780)	(1)	(6,878)	—	(6,879)
Tax benefit on common stock repurchased/stock options exercised	—	—	5,573	—	5,573
Exercise of stock options	34,811	—	382	—	382
Net income	—	—	—	25,173	25,173

BALANCE, January 28, 2012	19,315,664	19	51,327	26,377	77,723
Share-based compensation expense	—	—	956	—	956
Issuance of common stock pursuant to public offering, net of transaction costs of $457	40,000	—	178	—	178
Issuance of restricted stock, net of forfeitures	48,658	—	—	—	—
Net income	—	—	—	23,531	23,531

BALANCE, February 2, 2013	19,404,322	$19	$52,461	$49,908	$102,388

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 23,531	$25,173	$15,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,978	4,307	2,635
Amortization of deferred financing fees	319	414	567
Loss on retirement/sale of property and equipment	48	17	29
Deferred income taxes	2,979	6,543	638
Share-based compensation expense	956	1,421	523
Net changes in operating assets and liabilities:
Accounts, landlord and income taxes receivable	2,395	(9,640)	(2,042)
Merchandise inventories	(12,671)	(5,560)	(10,484)
Prepaid expenses and other current assets	(1,313)	155	(311)
Other assets	(806)	(468)	(165)
Accounts payable	(1,823)	(799)	6,148
Deferred rent	7,083	8,259	1,969
Income tax payable	—	—	(3,715)
Accrued expenses and other liabilities	(1,171)	(2,706)	993

Net cash provided by operating activities	26,505	27,116	12,383

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34,237)	(31,164)	(8,959)
Proceeds from sale-leaseback transactions	13,197	13,042	1,170
Proceeds from insurance settlement	423	232	—

Net cash used in investing activities	(20,617)	(17,890)	(7,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	—	15,970	10,608
Repayments on revolving line of credit	—	(15,970)	(10,608)
Repurchase of common stock	—	(6,879)	—
Tax benefit on common stock repurchased and stock options exercised	—	5,573	—
Debt issuance costs	—	(213)	(250)
Payment of long-term debt	(655)	(2,044)	(1,560)
Dividends paid	—	—	(20,000)
Proceeds from issuance of common stock pursuant to initial public offering, net of transaction costs of $2,899	—	—	29,983
Proceeds from issuance of common stock pursuant to public offering, net of transaction costs of $457	178	—	—
Proceeds from the exercise of stock options	—	382	—

Net cash provided by / (used in) financing activities	(477)	(3,181)	8,173

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,411	6,045	12,767
CASH AND CASH EQUIVALENTS, Beginning of period	35,413	29,368	16,601

CASH AND CASH EQUIVALENTS, End of period	$ 40,824	$35,413	$29,368

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Amounts)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Gordmans Stores, Inc. (the “Company”) operated 83 everyday value price department stores under the trade name “Gordmans” located in 18 states as of February 2, 2013. Gordmans offers a wide assortment of name brand clothing for all ages, accessories (including fragrances), footwear and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment.

Basis of Presentation – The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries: Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc., and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation.

Reporting Year – The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. All references in these financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal year 2012 represents the fifty-three week year ended February 2, 2013, while fiscal years 2011 and 2010 represent fifty-two week years ended January 28, 2012 and January 29, 2011, respectively.

Revenue Recognition – Revenue is recognized at the point-of-sale, net of estimated returns and allowances and exclusive of sales tax. License fees from leased departments represent a percentage of total footwear and maternity sales due to the licensing of the footwear and maternity businesses to third parties. Footwear and maternity sales under these licensing arrangements are not included in net sales, but the license fees received from leased departments are included separately on the statement of operations. Layaway sales are deferred until the sale has been paid in full. Sales of gift cards are deferred until they are redeemed for the purchase of the Company’s merchandise. A current liability for unredeemed gift cards is recorded at the time the cards are purchased. The gift card liability, recorded in accrued expenses, was $2.9 million and $2.7 million at February 2, 2013 and January 28, 2012, respectively. Gift card breakage is recorded as revenue when the likelihood of redemption, based on historical redemption patterns, becomes remote, which has been determined to be three years from the date of issuance. Total gift card breakage was $0.2 million for fiscal year 2012 and $0.3 million during each of fiscal years 2011 and 2010, respectively. The Company records deferred revenue on its consolidated balance sheets for merchandise credits issued which are related to guest returns and recognizes this revenue upon the redemption of the merchandise credits. The Company reserves for estimated merchandise returns primarily based on historical experience and other assumptions believed to be reasonable. The accrued liability for reserve for sales returns was $0.2 million at both February 2, 2013 and January 28, 2012, respectively.

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

Accounts Receivable – Accounts receivable primarily consists of non-trade accounts receivable recorded at net realizable value. The Company maintains an allowance for uncollectible accounts that is estimated based on historical experience and how long the balance has been outstanding. The allowance for uncollectible accounts was $0.1 million and $39 thousand at February 2, 2013 and January 28, 2012, respectively.

Landlord Receivable – For certain of the Company’s store operating lease agreements, the Company incurs and pays for the construction invoices directly for both the structural improvements and/or non-structural improvements (i.e. leasehold improvements and furniture, fixtures and equipment) of a new store location or existing store remodel and is reimbursed by the landlord. When the Company bills the landlord for reimbursement, a landlord receivable is recorded pursuant to the lease agreement which provides for a legal right to receive construction reimbursements from the landlord for tenant improvement allowances either periodically during the construction period or at the completion of construction. Of the total landlord receivable balance, $8.3 million and $8.4 million at February 2, 2013 and January 28, 2012, respectively, relate to amounts due from landlords for construction-related reimbursements on structural improvements.

Merchandise Inventories – Merchandise inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis using the conventional retail inventory method. Under the retail inventory method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. This method involves management estimates with regard to such things as markdowns and inventory shrinkage. A significant factor involves the recording and timing of permanent markdowns. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. An inventory shrinkage rate is estimated for interim periods, but is based on a full physical inventory near the fiscal year end. All inventories are in one class and are classified as finished goods. Inventories in possession of the Company’s carrier are included in merchandise inventories as legal title and risk of loss has passed. Inventory reserve for obsolescence was $0.4 million and $0.2 million as of February 2, 2013 and January 28, 2012, respectively.

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

The Company has determined it is the accounting owner of certain leased store locations during the construction period of such assets. In certain of the Company’s operating lease agreements for leased store locations, the Company is responsible for funding the construction of the structural store assets and the landlord reimburses the Company pursuant to the underlying lease agreement. The landlord maintains title of the real property, or structural assets, during the construction phase of a new store location or existing store remodel. During the construction period, the Company serves as the agent for the construction project and is obligated to fund cost overruns or may benefit if the cost of construction is less than the tenant improvement allowance. When construction payments are made by the Company, a fixed asset is recorded in construction-in-progress within property and equipment. The Company bears substantially all construction period risk for new store construction projects and existing store remodels and the Company pays for the construction costs pursuant to a contractual arrangement that includes the right of reimbursement from the landlord. Accordingly, the Company reports the costs of construction as a purchase of property and equipment in “Purchase of property and equipment” and the reimbursements from landlords as “Proceeds from sale-leaseback transactions” under cash flows from investing activities in the consolidated statements of cash flows. When construction is complete, the Company records a sale-leaseback transaction which represents the title transfer of the structural assets that are sold back to the landlord pursuant to sale-leaseback accounting. No gain or loss associated with the sale of such assets is recognized as the Company receives reimbursement from the landlord for the construction costs and leases are structured as operating leases. The sale-leaseback transaction is disclosed in “Supplemental Cash Flow Information” as a non-cash operating, investing and financing activity. Such sale-leaseback transactions do not involve any future commitments, obligations, provisions or circumstances that require or result in the Company’s continuing involvement and the Company is no longer deemed the accounting owner of the landlord-owned assets once the store construction is completed and the sale-leaseback transaction is recorded.

Long-Lived Assets – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such a review indicates that the carrying amounts of long-lived assets are not recoverable, the Company reduces the carrying amounts of such assets to their fair values. No impairment of long-lived assets was recorded during fiscal years 2012, 2011 and 2010.

Intangible Assets – Intangible assets with indefinite lives are not amortized. Instead, indefinite-lived intangible assets are subject to periodic (at least annual) tests for impairment. Impairment testing is performed in two steps: (i) the Company assesses indefinite-lived intangible assets for impairment by comparing the fair value with its carrying value and (ii) if the fair value is less than its carrying amount, an impairment loss is recognized in an amount equal to that excess. At February 2, 2013 and January 28, 2012, the Company completed step one of the impairment test and determined that no impairment existed.

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. No impairment was recorded during the fiscal years 2012, 2011 or 2010.

Deferred Financing Fees – Deferred financing fees related to a revolving line of credit facility are recorded in other assets, net and amortized using the straight-line method over the term of the related financing agreement. Deferred financing fees of $0.2 million were capitalized in fiscal 2011 related to the amendment of the revolving line of credit facility in fiscal 2011.

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

Tenant improvement assets, as well as the corresponding tenant improvement allowances, are recorded when the amount of new store construction covered by the tenant improvement allowance exceeds the amount attributable to the landlord’s owned asset, generally the building shell. Tenant improvement assets, which generally represent non-structural improvements (i.e. furniture, fixtures and equipment) for which the Company receives reimbursement from the landlord, are depreciated over the initial life of the lease, prior to any lease extensions. For tenant improvement assets, as well as rent holidays, the Company records a corresponding deferred rent liability in “Deferred Rent” on the consolidated balance sheets and amortizes the deferred rent over the initial term of the lease as a reduction to rent expense on the consolidated statements of operations.

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

Self-Insurance – The Company is self-insured for certain losses related to health, dental, workers’ compensation and general liability insurance, although the Company maintains stop-loss coverage with third-party insurers to limit liability exposure. Self-insurance exposure is limited for health claims up to $0.2 million per individual per year with no lifetime claim limit, is limited on workers’ compensation claims up to $0.3 million per individual claim and is limited on general liability claims up to $25 thousand per claim. The liabilities are based upon estimates which are reviewed regularly for adequacy based on the most current information available, including historical claim payments, expected trends and industry factors and other assumptions. The Company has estimated self-insurance claims liabilities of $0.8 million and $1.1 million at February 2, 2013 and January 28, 2012, respectively.

Share-Based Compensation – The Company recognized all share-based payments to associates in the consolidated statements of operations based on the grant date fair value of the award for those awards that are expected to vest. Forfeitures of awards are estimated at the time of grant and revised appropriately in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense is recognized in selling, general and administrative expenses in the consolidated statements of operations using the straight-line amortization method over the requisite service period which is the vesting period. The Company utilizes the Black-Scholes option valuation model to calculate the valuation of each stock option. Expected volatility is based on historical volatility of the common stock for a peer group of other companies within the retail industry. The expected term of the options represents the period of time until exercise or termination and, for fiscal 2012 and 2011 stock option grants, is estimated using the simplified method, or the average of the vesting period and the original contractual term, as it is not practical for the Company to use its historical experience to estimate the expected term because the Company’s shares have not been publicly traded for a significant period of time. The expected term of stock options issued in and prior to fiscal 2010 is based on the historical experience of similar awards. The risk free rate is based on the U.S. Treasury rate at the time of the grants for instruments of a comparable life. The dividend yield was assumed to be 2.0% in fiscal years 2012, 2011 and 2010.

Cost of Sales – Cost of sales includes the direct cost of purchased merchandise, inventory shrinkage, inventory write-downs and inbound freight to our distribution center.

Selling, General and Administrative Costs – Selling, general and administrative expenses include payroll and other expenses related to operations at the Company’s corporate office, store expenses, occupancy costs, certain distribution and warehousing costs (aggregating to $21.6 million, $18.8 million and $17.5 million for fiscal years 2012, 2011 and 2010, respectively), depreciation and amortization, store pre-opening costs and advertising expense.

Store Pre-opening Costs – Costs associated with the opening of new stores and the relocation of stores are expensed as incurred. Store pre-opening costs were $3.7 million, $2.9 million and $1.4 million for fiscal years 2012, 2011 and 2010, respectively.

Advertising Costs – Advertising costs are expensed as incurred and were $17.6 million, $15.5 million and $14.6 million for fiscal years 2012, 2011 and 2010, respectively.

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

Uncertain tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-

than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

Financial Instruments – Fair value approximates the carrying value for balances outstanding on the revolving line of credit facility with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC), CIT Bank and PNC Bank, due to the variable interest rates of these arrangements. Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of long-term debt at February 2, 2013 and January 28, 2012 approximates its carrying amount of $0 and $0.2 million at February 2, 2013 and January 28, 2012, respectively. For all other financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and receivables. The Company places cash in highly rated financial institutions, in money market accounts and other highly liquid investments, and these amounts are sometimes in excess of the insured amount. Cash equivalents in excess of insured amounts were $38.9 million and $33.2 million at February 2, 2013 and January 28, 2012, respectively. Concentrations of credit risk on receivables are limited due to the nature of the receivable balances.

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

Segment Reporting – The Company has one reportable segment. The Company’s operations include activities related to retail stores throughout 18 states.

The following information reflects the percentage of revenues by major product category as a percentage of net sales:

	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
Apparel	55.2%	54.3%	53.6%
Home Fashions	28.0	28.0	27.8
Accessories (including fragrances)	16.8	17.7	18.6

Total	100%	100%	100%

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

Public Offering – On May 8, 2012, the Company’s shelf registration statement on Form S-3 (File No. 333-180605) was declared effective, pursuant to which the Company may offer up to 200,000 shares of its own common stock and Sun Gordmans, LP and H.I.G. Sun Partners, Inc. (the “selling stockholders”) can sell up to 13,345,943 of their shares of the Company’s common stock. On May 25, 2012, the Company issued 40,000 shares of its common stock and the selling stockholders sold 3,460,061 of their shares of the Company’s common stock. The public offering closed on May 30, 2012. Proceeds from the offering to the Company of approximately $0.6 million were primarily used to pay approximately $0.5 million of expenses related to the offering.

Recently Issued Accounting Pronouncement – In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This guidance amends previous guidance related to the testing of indefinite-lived intangible assets for impairment by providing entities an option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. This qualitative assessment serves as the basis for determining whether further impairment testing is necessary. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted, or the fiscal year ending February 1, 2014 for the Company. The Company does not expect this guidance to significantly impact the Company’s consolidated financial statements.

Recently Proposed Accounting Pronouncements – In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in generally accepted accounting principles (“GAAP”) for leases. This proposed change in its current exposure draft form would create a new accounting model for both lessees and lessors and eliminates the concept of operating leases. The lease accounting model contemplated by the proposed standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, the leases for the Company’s stores are accounted for as operating leases, with no related assets and liabilities on the Company’s balance sheet. While no fixed date has been determined for the issuance of the final standard, it is generally expected that the final standard will be issued by late 2013, with an effective date no earlier than fiscal years beginning on or after January 1, 2016. The proposed accounting standard, as currently drafted, would have a material impact on the Company’s consolidated financial statements. This exposure draft is non-cash in nature and would not impact the Company’s cash position.

Supplemental Cash Flow Information – The following table sets forth non-cash operating, investing and financing activities and other cash flow information:

	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
Non-cash investing and financing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$2,062	$4,280	$1,055
Sales of property and equipment pursuant to sale-leaseback accounting	14,825	13,042	1,170
Purchases of equipment with capital lease commitments and financing arrangements	—	—	2,936
Other cash flow information:
Cash paid for interest	161	397	723
Cash paid for income taxes, net	9,634	4,426	14,069

Sales of property and equipment pursuant to sale-leaseback accounting represents the amount of structural assets sold to the landlord at the completion of construction for which the Company was deemed the owner during the construction period, pursuant to sale-leaseback accounting, and for which no cash was received upon transfer of ownership.

B. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 2, 2013	January 28, 2012
Leasehold improvements	$ 6,716	$4,061
Furniture, fixtures and equipment	35,526	23,089
Computer software	15,075	4,544
Capitalized leases	1,740	1,740
Construction in progress	2,331	9,650

	61,388	43,084
Less accumulated depreciation and amortization	(15,422)	(8,577)

	$ 45,966	$34,507

Depreciation and amortization expense on property and equipment was $6.9 million, $4.2 million and $2.5 million for fiscal years 2012, 2011 and 2010, respectively, and is included in selling, general and administrative expenses. Accumulated amortization on capital leases was $1.1 million and $0.9 million as of February 2, 2013 and January 28, 2012, respectively.

C. INTANGIBLE ASSETS

Intangible assets consist of the following:

		February 2, 2013		January 28, 2012
	Useful Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Footwear license fee agreement	6.3 years	$522	$(357)	$522	$(275)
Maternity license fee agreement	2.4 years	24	(24)	24	(24)
Favorable lease rights, net	6.0 years	24	(17)	24	(13)

		570	(398)	570	(312)
Intangible assets not subject to amortization:
Trade name		1,820	N/A	1,820	N/A

Total		$2,390	$(398)	$2,390	$(312)

Amortization expense on intangible assets was $0.1 million in each of fiscal years 2012, 2011 and 2010, respectively. Future amortization expense on intangible assets is as follows:

2013	$86
2014	86

$172

D. ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 2, 2013	January 28, 2012
Store related accruals	$11,460	$13,599
Associate compensation	3,911	5,785
Gift card liability	2,944	2,747
Accrued real estate taxes	2,214	2,371
Other taxes accrued	2,202	1,903
Interest	58	59

	$22,789	$26,464

E. DEFERRED RENT

The Company records a deferred rent liability to account for tenant improvement allowances and to record rent on a straight-line basis for operating leases. Deferred rent consists of the following:

	February 2, 2013	January 28, 2012
Tenant improvement allowances	$15,727	$9,803
Straight-line rent expense	6,270	5,111

	$21,997	$14,914

F. DEBT OBLIGATIONS

Revolving Line of Credit Facility – The Company has a $60.0 million revolving line of credit facility dated February 20, 2009, as amended effective June 1, 2011, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC), CIT Bank and PNC Bank (“WF LOC”). The credit facility expires on June 1, 2015. The Company had no borrowings under this revolving line of credit facility at February 2, 2013 or January 28, 2012. Average borrowings during fiscal years 2012 and 2011 were $0 and $0.4 million, respectively.

Borrowings under this facility bear interest at various rates based on the excess availability and time of year, with two rate options at the discretion of management as follows: (1) For base rate advances, borrowings bear interest at the prime rate plus 1.00% during the non-seasonal period and the prime rate plus 1.75% during the seasonal period. When excess availability is $25.0 million or greater, borrowings for the base rate advances bear interest at the prime rate plus 0.75% during the non-seasonal period and the prime rate plus 1.50% during the seasonal period. (2) For LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 2.00% during the non-seasonal period and the LIBOR rate plus 2.75% during the seasonal period. When excess availability is $25.0 million or greater, borrowings for LIBOR advances bear interest at the LIBOR rate plus 1.75% during the non-seasonal period and the LIBOR rate plus 2.50% during the seasonal period. Borrowings available under the WF LOC may not exceed the borrowing base (consisting of specified percentages of credit card receivables and eligible inventory less applicable reserves). The Company must maintain minimum excess availability equal to at least 10% of the borrowing base, or $6.0 million. The Company had $51.0 million and $41.9 million available to borrow at February 2, 2013 and January 28, 2012, respectively. Borrowings under this facility would have borne an interest rate of 4.00% under the base rate option at both February 2, 2013 and January 28, 2012. The Company had outstanding letters of credit included in the borrowing base totaling approximately $0.2 million and $0.4 million as of February 2, 2013 and January 28, 2012, respectively.

An unused line fee is payable quarterly in an amount equal to 0.375% of the sum of the average daily unused revolving commitment plus the average daily unused letter of credit commitment. A customary fee is also payable to the administrative agent under the facility on an annual basis.

Borrowings are secured by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. Among other provisions, the revolving line of credit facility contains certain financial covenants restricting the amount of capital expenditures and dividends that can be paid without consent from the lenders. As of February 2, 2013, the Company was in compliance with all of its debt covenants.

Certain terms of the WF LOC were amended effective June 1, 2011, including a decrease in maximum available borrowings from $78 million to $60 million, a 2.00% reduction in the interest rate for base rate advances and LIBOR rate advances both during seasonal and non-seasonal periods, and a decrease in the unused line fee from 0.50% to 0.375%. The WF LOC allows the Company to increase the maximum borrowings under the facility to $80 million.

The lender under the WF LOC does not have full cash dominion unless the Company fails to maintain sufficient excess availability on the line of credit. The Company maintained sufficient excess availability through February 2, 2013.

The loan, guaranty and security agreement relating to the Company’s revolving line of credit facility includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $500,000 in any fiscal year, (iii) to the Company to pay federal, provincial, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries, (iv) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with the ordinary corporate governance, overhead, legal and accounting and maintenance and (v) additional distributions and dividends in an aggregate amount not to exceed $1,000,000 during the term of the facility. The loan, guaranty and security agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company.

Long-term Debt – Long-term debt consists of the following:

	February 2, 2013	January 28, 2012
Term notes payable	$—	$214
Capital lease obligations	189	630

Total long-term debt	189	844
Less current portion of long-term debt	(189)	(655)

Long-term debt, less current portion	$—	$189

As part of the Company’s WF LOC, a $2.0 million Equipment Loan was established in 2008, which the Company paid off in fiscal year 2011. The amended WF LOC allows the Company to obtain up to a $15.0 million equipment term loan.

During 2010, the Company entered into two financing arrangements to purchase software. During fiscal year 2012, the Company paid off the remaining obligation of $0.2 million outstanding at January 28, 2012. Payments of $0.2 million, including fixed interest at 2.6%, were due quarterly through March 2012 and payments of $41 thousand, including fixed interest at 4.9%, were due quarterly through April 2012.

G. LEASES

The Company has entered into short and long term capital and operating lease agreements. These leases relate to retail store locations, the distribution centers and the corporate headquarters. The leases expire on various dates through the year 2028 with most of the leases containing renewal options. Leases for retail store locations typically have base lease terms of 10 years with one or more renewal periods, usually for five years. Certain retail store leases contain provisions for additional rent based on varying percentages of sales.

Total rental expense related to all operating leases (including related party leases and those with terms less than one year) was $43.7 million, $39.4 million and $37.2 million in fiscal years 2012, 2011 and 2010, respectively. Included in total rental expense in each of the fiscal years 2012, 2011 and 2010 is percentage rent of $0.1 million. Percentage rent is calculated as a percent of sales over a specified amount, which varies by lease. Future minimum lease payments under operating leases and future obligations under non-cancelable capital leases as of February 2, 2013 are as follows:

	Operating Leases	Capital Leases
2013	$45,641	$190
2014	45,895	—
2015	40,863	—
2016	33,339	—
2017	29,517	—
After 2017	123,622	—

Total minimum lease payments	$318,877	190

Less: capital lease amount representing interest		(1)

Present value of minimum lease payments		189
Less: current maturities of capital lease obligations		(189)

Noncurrent maturities of capital lease obligations		$—

H. INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
Current:
Federal	$10,172	$7,653	$8,356
State	968	916	624

	11,140	8,569	8,980
Deferred:
Federal	2,456	5,639	579
State	523	904	59

	2,979	6,543	638

Total	$14,119	$15,112	$9,618

The tax effects of significant items comprising the Company’s deferred income tax assets and liabilities as of February 2, 2013 and January 28, 2012 are as follows:

	February 2, 2013	January 28, 2012
Deferred income tax assets:
Leases	$ 2,383	$1,942
Merchandise inventories	1,330	962
Accrued compensation	1,195	905
Prepaid expenses and other assets	371	187
Gift certificates	226	819
Accrued expenses	197	223
State net operating loss carryforwards	71	98
State tax credit carryforwards	—	99

	5,773	5,235

Deferred income tax liabilities:
Property and equipment	(6,601)	(4,776)
Software	(5,034)	(3,310)
Intangibles	(757)	(789)

	(12,392)	(8,875)

Net deferred income tax liability	(6,619)	(3,640)
Less: Current deferred income tax asset	(2,617)	(2,964)

Long-term deferred income tax liability	$ (9,236)	$(6,604)

The reconciliation of income tax computed at the U.S. statutory rate to income tax expense is as follows:

	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax expense, net of federal tax effect	2.5	2.9	2.5
Nondeductible expenses	0.3	0.2	0.9
Other	(0.3)	(0.6)	(0.3)

Total income tax expense	37.5%	37.5%	38.1%

As of February 2, 2013, the Company had state net operating loss carryovers of $2.3 million. These carryovers will expire by 2031 if not utilized by then. The tax effect of these carryovers is recorded as a deferred income tax asset in the consolidated balance sheets.

The Company recognized income tax benefits related to the deductibility of share-based compensation of $5.6 million in fiscal 2011, which was recorded as an increase in additional paid-in capital and a reduction of income taxes payable. $5.5 million relates to restricted stock issued and $0.1 million relates to stock options exercised, both in fiscal 2011.

The Company determined no unrecognized tax benefits for the fiscal years ended February 2, 2013 and January 28, 2012, including interest and penalties, were necessary to be recorded in the consolidated financial statements. As such, the Company does not expect there to be an impact on the effective tax rate.

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

As of February 2, 2013, four tax periods are subject to audit by the United States Internal Revenue Service (IRS), covering the tax years ended February 2, 2013; January 28, 2012; January 29, 2011; and January 30, 2010. Various state jurisdiction tax years remain open to examination as well.

The Company believes there will be no change in its reserves for certain unrecognized tax benefits during the next 12 months.

I. EMPLOYEE BENEFITS

The Company offers a 401(k) savings plan that allows associates to defer a percentage of their income by making pretax contributions to the savings plan. The Company provides a matching contribution equal to 50% of associate deferrals up to a maximum of 4% of associate compensation. During each of fiscal years 2012, 2011 and 2010, the Company contributed $0.4 million to the plan. The Company’s contributions vest immediately.

In June 2010, the Company authorized the termination of the Executive Deferred Compensation Plan (the “Plan”), which covered the Company’s executive officers. Unfunded existing Plan liabilities of $0.7 million were paid to participants during fiscal year 2011. The Plan liability was established by the amount of the participant contributions made through salary deferral and the amount of the Company match not to exceed 6% of the participant’s base salary. Company matching obligations vested as of September 17, 2008. The Company match of executive contributions was reduced to 0% effective February 1, 2009; however, the Company continued to incur interest costs on the Plan liability. The Company’s matching and interest obligations for fiscal years 2011 and 2010 were $13 thousand and $47 thousand, respectively. The interest accrued on the outstanding obligation to the Plan was determined by using an average composite of Moody’s Seasoned Corporate Bond Yield Index, which was 5.40% at January 28, 2012.

J. EARNINGS PER SHARE

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per common share:

	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
Basic weighted average shares outstanding	19,165,260	19,098,377	17,212,019
Dilutive effect of non-vested stock and stock options	239,958	271,913	242,439

Diluted weighted average shares outstanding	19,405,218	19,370,290	17,454,458

The anti-dilutive effect of 126,229 and 86,116 stock options has been excluded from diluted weighted average shares outstanding for the fiscal years ended February 2, 2013 and January 28, 2012, respectively. There were no anti-dilutive stock options excluded from diluted weighted average shares outstanding for the fiscal year ended January 29, 2011.

K. SHARE-BASED COMPENSATION

The Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. As amended by the Board of Directors on April 29, 2011 and approved by the stockholders of the Company on May 24, 2011, an aggregate of 2,573,086 shares of the Company’s common stock are available under the 2010 Plan, subject to adjustments for stock splits and other actions affecting the Company’s common stock. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years. During fiscal years 2012 and 2011, 343,600 and 518,700 options, respectively, were granted pursuant to the 2010 Plan.

In connection with the Company’s initial public offering, all existing options outstanding (1,285,570 shares issuable at a weighted average exercise price of $2.66 per share) under the 2009 Stock Option Plan were terminated. In exchange, each participant received the following awards under the 2010 Plan: (1) 12 months from the date of the option termination agreement, vested restricted stock to replace the intrinsic value of the participant’s vested options under the 2009 Stock Option Plan and (2) unvested restricted stock to replace the intrinsic value of the participant’s unvested options under the 2009 Stock Option Plan, with a similar vesting schedule as that of the existing options. The termination and exchange of options did not result in any additional compensation expense. In addition, each participant received options in an amount determined by the Compensation Committee of the Company’s Board of Directors, with an exercise price equal to the Company’s initial public offering price, subject to time vesting at a rate of 20% per year over five years. In exchange for 1,285,570 stock options outstanding at the time of the initial public offering, 977,547 shares of restricted stock were awarded on August 11, 2011, which was 12 months from the date of the option termination agreements. Similar to other shares of common stock outstanding, restricted stock, upon vesting, entitles the holder to vote the shares and to receive any dividends or dividend equivalents paid by the Company.

As of February 2, 2013, there were 564,346 shares of common stock available for future grants under the 2010 Plan.

A summary of restricted stock activity during fiscal year 2012 is set forth in the table below:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested, January 28, 2012	220,618	$2.36
Granted	73,600	17.85
Forfeited	(24,942)	6.09
Vested	(101,014)	2.36

Non-vested, February 2, 2013	168,262	$8.58

Restricted stock awarded during fiscal year 2012 vests at varying rates of 25% per year over four years and 20% per year over five years as applicable. Unrecognized compensation expense on the restricted stock was $1.3 million at February 2, 2013, which is expected to be recognized over a period of 2.5 years. The total fair value of shares vested during the fiscal years ended February 2, 2013 and January 28, 2012 was $1.9 million and $5.2 million, respectively. The Company repurchased 399,780 shares from participants on August 11, 2011 pursuant to the restricted stock agreements at a fair value of $17.21 per share, which is reflected as a financing cash outflow in the consolidated statement of cash flows for fiscal year 2011. The Company recorded an excess tax benefit of $5.5 million related to the restricted stock repurchased from participants, which is reflected as a financing cash inflow in the consolidated statement of cash flows for fiscal year 2011.

A summary of stock option activity during fiscal year 2012 is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding, January 28, 2012	686,022	$14.15
Granted	343,600	18.10
Forfeited	(82,030)	15.46

Outstanding, February 2, 2013	947,592	15.47	8.6	$—
Exercisable, February 2, 2013	180,569	13.19	7.9	—
Vested or expected to vest at February 2, 2013	923,057	15.44	8.6	—

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of February 2, 2013 and the option strike price. The stock price at February 2, 2013 was $12.21, which was below the weighted average exercise price for options outstanding, exercisable, and vested or expected to vest at February 2, 2013.

The stock options outstanding and exercisable as of February 2, 2013 were in the following exercise price ranges:

Options Outstanding				Options Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number	Weighted Average Exercise Price
$11.00	235,792	$11.00	7.5	101,729	$11.00
$12.68 to $14.62	73,200	12.94	8.9	13,020	12.79
$16.64 to $19.71	638,600	17.41	9.0	65,820	16.64

	947,592	15.47	8.6	180,569	13.19

The following table summarizes information regarding non-vested outstanding stock options for fiscal year 2012:

	Number of Stock Options	Weighted Average Fair Value at Grant Date
Non-vested at January 28, 2012	670,101	$14.23
Granted	343,600	18.10
Vested	(129,704)	13.19
Forfeited	(82,030)	15.46

Non-vested at February 2, 2013	801,967	15.93

There were no stock options exercised in fiscal 2012. The Company received $0.4 million of proceeds from the exercise of stock options and realized a $0.1 million tax benefit related to the stock options exercised in fiscal 2011, both of which are reflected as financing cash inflows in the consolidated statement of cash flows for fiscal year 2011. The aggregate intrinsic value of stock options exercised in fiscal year 2011 was $0.3 million. Options forfeited are immediately available for grant under the 2010 Plan. There were no changes in the estimated forfeiture rate in fiscal 2012. Additional share-based compensation expense of $0.2 million was recorded in fiscal 2011 resulting from changes in the forfeiture rate.

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

In determining the expense to be recorded for options, the significant assumptions utilized in applying the Black-Scholes option valuation model are the risk-free interest rate, expected term, dividend yield and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the assumption in the model. For fiscal year 2012 and 2011 stock option grants, the expected term of the option awards is estimated using the simplified method, or the average of the vesting period and the original contractual term, as it is not practical for the Company to use its historical experience to estimate the expected term because the Company’s shares have not been publicly traded for a significant period of time. In fiscal year 2010, the expected term of the option awards was based on historical experience of similar awards.

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during fiscal years 2012, 2011 and 2010 are illustrated in the following table:

	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
Risk-free interest rate	1.00 to 1.50%	1.50 to 2.00%	1.90%
Dividend yield	2.00%	2.00%	2.00%
Expected volatility	34.00%	34.00%	42.00%
Expected life (years)	6.25 to 6.50	6.50	5.00
Weighted average fair value of options granted	$5.01	$4.67	$3.30

Stock options have ten-year contractual terms and vest at varying rates of either 20% per year over five years or 25% per year over four years as applicable. None of the stock options outstanding at February 2, 2013 were subject to performance or market-based vesting conditions. As of February 2, 2013, the unrecognized compensation expense on stock options, net of expected forfeitures, was $3.1 million, which is expected to be recognized over a weighted average period of 3.4 years. The total fair value of options vested during the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 was $1.6 million, $0.7 million and $0, respectively.

Share-based compensation expense for fiscal years 2012, 2011 and 2010 was $1.0 million, $1.4 million and $0.5 million, respectively.

L. RELATED PARTY DISCLOSURE

The Company paid consulting fees to Sun Capital Management, an affiliate of Sun Gordmans, LP. In connection with the initial public offering, the Company paid Sun Capital Management $0.6 million in transaction consulting fees and $7.5 million for termination of the consulting agreement. Consequently, as of August 10, 2010, the Company no longer has a financial obligation to pay management fees to Sun Capital Management under the consulting agreement. The Company incurred fees and expenses of $1.7 million to Sun Capital Management under the terms of the consulting agreement during fiscal year 2010.

In connection with the initial public offering, the Company entered into a services agreement with Sun Capital to (1) reimburse Sun Capital for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital with customary indemnification for any such services. During fiscal years 2012, 2011 and 2010, the Company incurred fees of $56 thousand, $44 thousand and $25 thousand, respectively, to Sun Capital Management under the terms of the services agreement.

M. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

N. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth unaudited selected financial information in each quarter for fiscal 2012 and 2011, respectively:

	Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$133,922	$128,238	$143,072	$202,460
Gross profit	63,491	58,693	64,273	78,384
Net income	8,050	3,545	3,995	7,941
Basic earnings per share(1)	0.42	0.19	0.21	0.41
Diluted earnings per share(1)	0.41	0.18	0.21	0.41

	Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$117,679	$117,020	$131,629	$185,148
Gross profit	55,949	52,484	59,233	74,313
Net income	7,281	2,936	4,749	10,207
Basic earnings per share(1)	0.38	0.15	0.25	0.54
Diluted earnings per share(1)	0.38	0.15	0.25	0.53

(1)	Basic and diluted shares outstanding are computed independently for each quarter presented, and therefore, may not sum to the totals for the year.

Revenue is typically higher in the third and fourth quarters than in the first and second quarters due to seasonal back-to-school and holiday shopping patterns. The Company’s quarterly operating results may fluctuate significantly as a result of these events and a variety of other factors. Operating results for any quarter are not necessarily indicative of results for a full year. Fiscal 2012 is a 53-week fiscal year, while fiscal 2011 is a 52-week year. As a result, the fourth quarter of fiscal 2012 includes 14 weeks compared to 13 weeks in the fourth quarter of fiscal 2011.

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

GORDMANS STORES, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS

(in 000’s except share data)

	February 2, 2013	January 28, 2012
ASSETS
Investment in subsidiary	$102,388	$77,723

TOTAL ASSETS	$102,388	$77,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Preferred stock — $0.001 par value; 5,000,000 shares authorized, none issued and outstanding as of February 2, 2013 and January 28, 2012, respectively	$—	$—
Common stock —$0.001 par value; 50,000,000 shares authorized, 19,804,102 issued and 19,404,322 outstanding as of February 2, 2013, 19,715,444 issued and 19,315,664 outstanding as of January 28, 2012	19	19
Additional paid-in capital	52,461	51,327
Retained earnings	49,908	26,377

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,388	$77,723

GORDMANS STORES, INC.

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

(in 000’s)

	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
Equity in earnings of subsidiary	$24,487	$26,594	$16,121
Share-based compensation expense	(956)	(1,421)	(523)

Net income	$23,531	$25,173	$15,598

GORDMANS STORES, INC.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(in 000’s)

	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,531	$25,173	$15,598
Adjustment to reconcile net income to net cash provided by / (used in) operating activities:
Share-based compensation expense	956	1,421	523
Equity in earnings of subsidiary	(24,487)	(26,594)	(16,121)

Net cash provided by / (used in) operating activities	—	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	(178)	(5,955)	(29,983)
Dividends received from subsidiary	—	6,879	20,000

Net cash provided by / (used in) investing activities	(178)	924	(9,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	—	—	(20,000)
Repurchase of common stock	—	(6,879)	—
Tax benefit received on common stock repurchased and stock options exercised	—	5,573	—
Proceeds from issuance of common stock pursuant to initial public offering, net of transaction costs of $2,899	—	—	29,983
Proceeds from issuance of common stock pursuant to public offering, net of transaction costs of $457	178	—	—
Proceeds from the exercise of stock options	—	382	—

Net cash provided by / (used in) investing activities	178	(924)	9,983

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS, Beginning of period	—	—	—

CASH AND CASH EQUIVALENTS, End of period	$—	$—	$—

GORDMANS STORES, INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

(in 000’s)

	Reserve for Sales Returns
	Beginning of Year Balance	Amount Charged to Net Income	Sales Returns	End of Year Balance
Year Ended February 2, 2013	$165	$37,601	$(37,571)	$195
Year Ended January 28, 2012	135	28,962	(28,932)	165
Year Ended January 29, 2011	120	28,690	(28,675)	135

	Allowance for Doubtful Accounts
	Beginning of Year Balance	Amount Charged to Net Income	Write-off of uncollectible accounts	End of Year Balance
Year Ended February 2, 2013	$39	$186	$(88)	$137
Year Ended January 28, 2012	18	25	(4)	39
Year Ended January 29, 2011	22	4	(8)	18

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s internal control over financial reporting was effective as of February 2, 2013.

The Company’s independent registered public accounting firm, Grant Thornton LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K under Item 8 and, as part of its audit, audited the effectiveness of the Company’s internal control over financial reporting. Their attestation report is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 2, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Gordmans Stores, Inc.

We have audited the internal control over financial reporting of Gordmans Stores, Inc. (the “Company”) as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended February 2, 2013, and our report dated April 17, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Kansas City, Missouri

April 17, 2013

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

3.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger among Midwest Shoppes Intermediate Holding Corp., Midwest Shoppes Integrated, Inc., Gordmans, Inc. and Jeffrey J. Gordman, dated as of September 5, 2008 (incorporated by reference to Exhibit 2.1 of Amendment #6 of our Registration Statement on Form S-1 filed on August 4, 2010, No. 333-166436)

3.1	Amended and Restated Certificate of Incorporation of Gordmans Stores, Inc. (incorporated by reference to Exhibit 3.1 of Amendment #5 of our Registration Statement on Form S-1 filed on August 3, 2010, No. 333-166436)

3.2	Amended and Restated Bylaws of Gordmans Stores, Inc. (incorporated by reference to Exhibit 3.2 of Amendment #5 of our Registration Statement on Form S-1 filed on August 3, 2010, No. 333-166436)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)

10.1	Registration Agreement by and among Midwest Shoppes Holding Corp. (n/k/a Gordmans Stores, Inc.), Sun Midwest Shoppes, LLC (n/k/a Sun Gordmans, LP) and the other stockholders party thereto, dated as of September 17, 2008 (incorporated by reference to Exhibit 10.1 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.2	Jeffrey J. Gordman Employment Letter Agreement, dated October 16, 2008 (incorporated by reference to Exhibit 10.2 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)*

10.3	Richard H. Heyman Severance Agreement Letter, dated January 12, 2010 (incorporated by reference to Exhibit 10.3 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.4	Michael D. James Severance Agreement Letter, dated January 12, 2010 (incorporated by reference to Exhibit 10.4 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.5	Johanna K. Lewis Severance Agreement Letter, dated January 13, 2013

10.6	Michael S. Morand Severance Agreement Letter, dated January 12, 2010 (incorporated by reference to Exhibit 10.7 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.7	Michael E. Wirkkala Severance Agreement Letter, dated October 31, 2011 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on November 2, 2011)*

10.8	Tracie L. Wickenhauser Severance Agreement Letter, dated January 9, 2012 (incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K, filed on March 29, 2012)*

10.9	Roger L. Glenn Severance Agreement Letter, dated August 20, 2012 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q, filed on November 29, 2012)*

10.10	Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K, filed on March 29, 2012) *

10.11	Amendment No. 1 to the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K, filed on March 29, 2012) *

10.12	Loan, Guaranty and Security Agreement by and among Gordmans, Inc., as Borrower, the Guarantors signatory thereto, as Credit Parties, the Lenders signatory thereto, as the Lenders, and Wells Fargo Retail Finance, LLC, as Administrative Agent and Joint Lead Arranger, and CIT Capital Securities LLC, as Syndication Agent and Joint Lead Arranger, dated as of February 20, 2009 (incorporated by reference to Exhibit 10.9 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)

10.13	First Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., as Borrower, the Guarantors signatory thereto, as Credit Parties, the Lenders signatory thereto, as the Lenders, and Wells Fargo Retail Finance, LLC, as Administrative Agent and Joint Lead Arranger, and CIT Capital Securities LLC, as Syndication Agent and Joint Lead Arranger, dated as of March 16, 2009 (incorporated by reference to Exhibit 10.10 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.14	Notice of Request for Revolver Increase, dated as of March 31, 2009 (incorporated by reference to Exhibit 10.11 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.15	Second Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., as Borrower, the Guarantors signatory thereto, as Credit Parties, the Lenders signatory thereto, as the Lenders, and Wells Fargo Retail Finance, LLC, as Administrative Agent and Joint Lead Arranger, and CIT Capital Securities LLC, as Syndication Agent and Joint Lead Arranger, dated as of December 23, 2009 (incorporated by reference to Exhibit 10.12 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.16	Consent and Third Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Retail Finance, LLC, dated June 30, 2010 (incorporated by reference to Exhibit 10.32 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.17	Fourth Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Retail Finance, LLC, dated June 30, 2010 (incorporated by reference to Exhibit 10.33 of Amendment #2 of our Registration Statement on Form S-1 filed on June 30, 2010, No. 333-166436)

10.18	Fifth Amendment to Loan, Guaranty and Security Agreement, by and among Gordmans, Inc., each of the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Bank, National Association, as arranger and administrative agent, dated June 1, 2011 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 7, 2011)

10.19	Lease Agreement by and between NL Ventures VII Douglas, L.L.C., as Lessor, and Gordmans, Inc., as Lessee, dated as of November 21, 2008 (incorporated by reference to Exhibit 10.13 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)

10.20	Industrial Building Lease by and between Nebraska Furniture Mart, Inc., as Landlord, and Gordmans, Inc., as Tenant, dated as of December 2, 2005 (incorporated by reference to Exhibit 10.14 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.21	First Amendment to Industrial Building Lease by and between Nebraska Furniture Mart, Inc., as Landlord, and Gordmans, Inc., as Tenant, dated March 1, 2006 (incorporated by reference to Exhibit 10.15 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.22	Second Amendment to Industrial Building Lease by and between Nebraska Furniture Mart, Inc., as Landlord, and Gordmans, Inc., as Tenant, dated March 31, 2008 (incorporated by reference to Exhibit 10.16 of Amendment #3 our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.23	Build to Suit Distribution Center Lease Agreement by and between Ambrose Monrovia, LLC, as Landlord, and Gordmans Distribution Company, Inc., as Tenant, dated January 14, 2013

10.24	Amended and Restated Sublease Agreement by and between A.G. Realty Company, as Landlord, and Gordmans, Inc., as Tenant, dated July 21, 2008 (incorporated by reference to Exhibit 10.17 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.25	Form of Restricted Stock Agreement under the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.47 of Amendment #2 of our Registration Statement on Form S-1 filed on June 30, 2010, No. 333-166436)*

10.26	Form of Incentive Stock Option Agreement under the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.48 of Amendment #2 of our Registration Statement on Form S-1 filed on June 30, 2010, No. 333-166436)*

10.27	Services Agreement by and between Gordmans Stores, Inc. and Sun Capital Partners Management V, LLC, dated July 16, 2010 (incorporated by reference to Exhibit 10.49 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

21.1	List of subsidiaries of Gordmans Stores, Inc. (incorporated by reference to Exhibit 21.1 of Annual Report on Form 10-K filed on March 31, 2011)

23.1	Consent of Grant Thornton, LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

* Indicates management contract or compensatory plan or arrangement.

** These exhibits are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2013

GORDMANS STORES, INC.

By:	/s/ JEFF GORDMAN
Jeff Gordman
President, Chief Executive Officer and Secretary (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jeff Gordman and Michael D. James, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2013:

Signature	Title

/s/ JEFF GORDMAN Jeff Gordman	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)

/s/ MICHAEL D. JAMES Michael D. James	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ T. SCOTT KING T. Scott King	Chairman of the Board of Directors

/s/ STEWART M. KASEN Stewart M. Kasen	Director

/s/ JASON H. NEIMARK Jason H. Neimark	Director

/s/ DONALD V. ROACH Donald V. Roach	Director

/s/ JAMES A. SHEA James A. Shea	Director

/s/ KENNETH I. TUCHMAN Kenneth I. Tuchman	Director