Form 10-Q
period 2013-05-04
Gordmans Stores, Inc.
filed 2013-05-24
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

Common Stock, $0.001 par value, outstanding as of May 24, 2013: 19,416,676 shares

GORDMANS STORES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except share data)

(Unaudited)

	13 Weeks Ended May 4, 2013	13 Weeks Ended April 28, 2012
Net sales	$131,434	$133,922
License fees from leased departments	1,921	1,937
Cost of sales	(74,364)	(72,368)

Gross profit	58,991	63,491
Selling, general and administrative expenses	(53,673)	(50,486)

Income from operations	5,318	13,005
Interest expense, net	(121)	(125)

Income before taxes	5,197	12,880
Income tax expense	(1,949)	(4,830)

Net income	$3,248	$8,050

Basic earnings per share	$0.17	$0.42
Diluted earnings per share	$0.17	$0.41

Basic weighted average shares outstanding	19,242,790	19,095,223
Diluted weighted average shares outstanding	19,424,882	19,424,699

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s except share data)

(Unaudited)

	May 4, 2013	February 2, 2013
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$49,395	$40,824
Accounts receivable	1,904	2,049
Landlord receivable	4,837	8,787
Income taxes receivable	—	1,300
Merchandise inventories	89,418	78,006
Deferred income taxes	2,707	2,617
Prepaid expenses and other current assets	8,158	6,552

Total current assets	156,419	140,135
PROPERTY AND EQUIPMENT, net	53,835	45,966
INTANGIBLE ASSETS, net	1,970	1,992
OTHER ASSETS, net	3,168	3,033

TOTAL ASSETS	$215,392	$191,126

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$49,389	$34,211
Income taxes payable	484	—
Accrued expenses	26,498	22,789
Current portion of capital lease obligations	76	189

Total current liabilities	76,447	57,189

NONCURRENT LIABILITIES:

Deferred rent	23,126	21,997
Deferred income taxes	9,413	9,236
Other liabilities	300	316

Total noncurrent liabilities	32,839	31,549

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of May 4, 2013 and February 2, 2013	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 19,816,456 issued and 19,416,676 outstanding as of May 4, 2013, 19,804,102 issued and 19,404,322 outstanding as of February 2, 2013	19	19
Additional paid-in capital	52,931	52,461
Retained earnings	53,156	49,908

Total stockholders’ equity	106,106	102,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,392	$191,126

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share data)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
BALANCE, January 28, 2012	19,315,664	$19	$51,327	$26,377	$77,723
Share-based compensation expense	—	—	218	—	218
Net income	—	—	—	8,050	8,050

BALANCE, April 28, 2012	19,315,664	$19	$51,545	$34,427	$85,991

BALANCE, February 2, 2013	19,404,322	$19	$52,461	$49,908	$102,388
Share-based compensation expense	—	—	334	—	334
Exercise of stock options	12,354	—	136	—	136
Net income	—	—	—	3,248	3,248

BALANCE, May 4, 2013	19,416,676	$19	$52,931	$53,156	$106,106

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Unaudited)

	13 Weeks Ended May 4, 2013	13 Weeks Ended April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,248	$8,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,225	1,399
Amortization of deferred financing fees	80	80
Deferred income taxes	87	346
Share-based compensation expense	334	218
Net changes in operating assets and liabilities:
Accounts, landlord and income taxes receivable	5,395	1,005
Merchandise inventories	(11,412)	(10,563)
Prepaid expenses and other current assets	(1,606)	(821)
Other assets	(215)	(221)
Accounts payable	15,178	10,586
Deferred rent	1,129	991
Income taxes payable	484	1,563
Accrued expenses and other liabilities	2,702	(931)

Net cash provided by operating activities	17,629	11,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,220)	(11,070)
Proceeds from sale-leaseback transactions	5,139	5,995

Net cash used in investing activities	(9,081)	(5,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(113)	(323)
Proceeds from the exercise of stock options	136	—

Net cash provided by (used in) financing activities	23	(323)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,571	6,304
CASH AND CASH EQUIVALENTS, Beginning of period	40,824	35,413

CASH AND CASH EQUIVALENTS, End of period	$49,395	$41,717

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share Data and Per Share Amounts)

(Unaudited)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The condensed consolidated financial statements include the accounts of Gordmans Stores, Inc. (the “Company”) and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of February 2, 2013 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature.

Summary of Significant Accounting Policies – The accounting policies followed by the Company are reflected in the notes to the consolidated financial statements for the fiscal year ended February 2, 2013, included in our fiscal year 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended February 2, 2013. Due to the seasonality of our business, the results of operations for any quarter are not necessarily indicative of the operating results for the full fiscal year. In addition, quarterly results of operations can vary based upon the timing and amount of net sales and costs associated with the opening of new stores.

Adoption of New Accounting Pronouncement – Effective February 3, 2013, the Company adopted new guidance on intangible asset impairment testing that simplifies how an entity tests indefinite-lived intangible assets for impairment. This new guidance allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether further impairment testing is necessary. This guidance is effective for the annual impairment test for indefinite-lived intangible assets for the current fiscal year ending February 1, 2014, which is performed at the fiscal year-end date. The Company does not expect this guidance to significantly impact the Company’s consolidated financial statements.

B. DESCRIPTION OF THE BUSINESS

Gordmans Stores, Inc. operated 86 everyday value price department stores under the trade name “Gordmans” located in 18 states as of May 4, 2013. Gordmans offers a wide assortment of name brand clothing for all ages, accessories (including fragrances), footwear and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment. The Company has one reportable segment. The Company’s operations include activities related to retail stores. The Company opened three new stores during the thirteen weeks ended May 4, 2013 and opened four new stores during the thirteen weeks ended April 28, 2012.

The following table reflects the percentage of revenues by major merchandising category:

	13 Weeks Ended May 4, 2013	13 Weeks Ended April 28, 2012
Apparel	57.2%	57.5%
Home Fashions	26.2	25.5
Accessories (including fragrances)	16.6	17.0

Total	100.0%	100.0%

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	May 4, 2013	February 2, 2013
Leasehold improvements	$6,744	$6,716
Furniture, fixtures and equipment	37,408	35,526
Computer software	15,713	15,075
Capitalized leases	1,740	1,740
Construction in progress	9,855	2,331

	71,460	61,388
Less accumulated depreciation and amortization	(17,625)	(15,422)

	$53,835	$45,966

D. DEBT OBLIGATIONS

Revolving Line of Credit Facility – The Company has a $60.0 million revolving line of credit facility dated February 20, 2009, as amended effective June 1, 2011, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC), CIT Bank and PNC Bank (“WF LOC”). The credit facility expires on June 1, 2015. The Company had no borrowings outstanding under the WF LOC as of May 4, 2013 and February 2, 2013.

Borrowings under this facility bear interest at various rates based on the excess availability and time of year, with two rate options at the discretion of management as follows: (1) For base rate advances, borrowings bear interest at the prime rate plus 1.00% during the non-seasonal period and the prime rate plus 1.75% during the seasonal period. When excess availability is $25.0 million or greater, borrowings for base rate advances bear interest at the prime rate plus 0.75% during the non-seasonal period and the prime rate plus 1.50% during the seasonal period; (2) For LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 2.00% during the non-seasonal period and the LIBOR rate plus 2.75% during the seasonal period. When excess availability is $25.0 million or greater, borrowings for LIBOR advances bear interest at the LIBOR rate plus 1.75% during the non-seasonal period and the LIBOR rate plus 2.50% during the seasonal period. Borrowings available under the WF LOC may not exceed the borrowing base (consisting of specified percentages of credit card receivables and eligible inventory, less applicable reserves). The Company must maintain minimum excess availability equal to at least 10% of the borrowing base, or $6.0 million. The Company had $59.2 million and $51.0 million available to borrow at May 4, 2013 and February 2, 2013, respectively. Borrowings under this facility would have borne an interest rate of 4.00% under the base rate option at May 4, 2013 and February 2, 2013. The Company had outstanding letters of credit included in the borrowing base totaling approximately $0.8 million and $0.2 million as of May 4, 2013 and February 2, 2013, respectively.

An unused line fee is payable quarterly in an amount equal to 0.375% of the sum of the average daily unused revolving commitment plus the average daily unused letter of credit commitment. A customary fee is also payable to the administrative agent under the facility on an annual basis.

Borrowings are secured by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. Among other provisions, the revolving line of credit facility contains certain financial covenants restricting the amount of capital expenditures and dividends that can be paid without consent from the lenders. As of May 4, 2013, the Company was in compliance with all of its debt covenants.

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

E. LEASES

The Company has entered into short and long term capital and operating lease agreements. These leases relate to retail store locations, the distribution centers and the corporate headquarters. The leases expire on various dates through the year 2029 with most of the leases containing renewal options. Leases for retail store locations typically have base lease terms of 10 years with one or more renewal periods, usually for five years. Certain retail store leases contain provisions for additional rent based on varying percentages of net sales.

Future minimum lease payments under operating leases and future obligations under non-cancelable capital leases as of May 4, 2013 are as follows:

	Operating Leases	Capital Leases
Remainder of 2013	$35,276	$76
2014	48,310	—
2015	44,426	—
2016	37,026	—
2017	33,202	—
After 2017	147,422	—

Total minimum lease payments	$345,662	76

Less: capital lease amount representing interest		—

Present value of minimum lease payments		76
Less: current maturities of capital lease obligations		(76)

Noncurrent maturities of capital lease obligations		$—

F. SHARE BASED COMPENSATION

The Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. An aggregate of 2,573,086 shares of the Company’s common stock are available under the 2010 Plan, subject to adjustments for stock splits and other actions affecting the Company’s common stock. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years. There were 578,466 shares of common stock available for future grants under the 2010 Plan at May 4, 2013.

A summary of restricted stock activity during the thirteen weeks ended May 4, 2013 is set forth in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, February 2, 2013	168,262	$8.58
Vested	(8,081)	2.36

Non-vested, May 4, 2013	160,181	$8.89

Restricted stock vests at varying rates of 25% per year over four years or 20% per year over five years as applicable. Unrecognized compensation expense on the restricted stock was $1.2 million at May 4, 2013, which is expected to be recognized over a period of 2.2 years. The total fair value of shares vested during the thirteen weeks ended May 4, 2013 was $0.1 million.

A summary of stock option activity during the thirteen weeks ended May 4, 2013 is set forth in the table below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (thousands)
Outstanding, February 2, 2013	947,592	$15.47
Granted	4,400	11.93
Exercised	(12,354)	11.00
Forfeited	(18,520)	17.25

Outstanding, May 4, 2013	921,118	15.48	8.4 years	$—
Exercisable, May 4, 2013	176,611	13.70	7.8	—
Vested or expected to vest at May 4, 2013	897,503	15.45	8.4	—

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of May 4, 2013 and the option strike price. The stock price at May 4, 2013 was $11.35, which was below the weighted average exercise price for options outstanding, exercisable and vested or expected to vest at May 4, 2013.

The Company received $0.1 million of proceeds from the exercise of stock options during the thirteen weeks ended May 4, 2013, which is reflected as a financing cash inflow in the condensed consolidated statement of cash flows for the thirteen weeks ended May 4, 2013. The aggregate intrinsic value of stock options exercised during the thirteen weeks ended May 4, 2013 was $35 thousand.

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

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during the thirteen weeks ended May 4, 2013 are illustrated in the following table:

13 Weeks Ended May 4, 2013
Risk-free interest rate	1.25%
Dividend yield	2.0%
Expected volatility	35.0%
Expected life (years)	6.25
Weighted average fair value of options granted	$3.40

Stock options have ten-year contractual terms and vest at varying rates of either 20% per year over five years or 25% per year over four years as applicable. None of the stock options outstanding at May 4, 2013 were subject to performance or market-based vesting conditions. As of May 4, 2013, the unrecognized compensation expense on stock options was $2.8 million, which is expected to be recognized over a weighted average period of 3.1 years.

For the thirteen week periods ended May 4, 2013 and April 28, 2012, share-based compensation expense was $0.3 million and $0.2 million, respectively. Share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations.

G. EARNINGS PER SHARE

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

	13 Weeks Ended May 4, 2013	13 Weeks Ended April 28, 2012
Basic weighted average shares outstanding	19,242,790	19,095,223
Dilutive effect of non-vested stock and stock options	182,092	329,476

Diluted weighted average shares outstanding	19,424,882	19,424,699

The anti-dilutive effect of 468,221 and 74,683 stock options has been excluded from diluted weighted average shares outstanding for the thirteen week periods ended May 4, 2013 and April 28, 2012, respectively.

H. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash investing activities and other cash flow information:

	13 Weeks Ended May 4, 2013	13 Weeks Ended April 28, 2012
Non-cash investing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$3,053	$2,687
Sales of property and equipment pursuant to sale-leaseback accounting	—	5,995

Other cash flow information:
Cash paid for interest	99	45
Cash paid for income taxes, net	79	115

Sales of property and equipment pursuant to sale-leaseback accounting represents the amount of structural assets sold to the landlord at the completion of construction for which the Company was deemed the owner during the construction period, pursuant to sale-leaseback accounting, and for which no cash was received upon transfer of ownership. For the three new stores opened in the first quarter of fiscal 2013, the landlord incurred and paid for all construction costs during the construction period and bore substantially all construction period risk for the landlord owned, or structural assets, during the construction period. As a result, there were no sales of property and equipment to the landlords pursuant to sale-leaseback accounting during the thirteen weeks ended May 4, 2013.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, or strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the factors described in “Item 1A – Risk Factors” in our fiscal year 2012 Annual Report on Form 10-K.

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

The following discussion and analysis should be read in conjunction with our fiscal year 2012 Annual Report on Form 10-K and the unaudited condensed consolidated financial statements and the related notes thereto included in Item 1. Consolidated Financial Statements of this Quarterly Report.

Executive Overview

Gordmans is an everyday value price department store retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories (including fragrances), footwear and home fashions. The origins of Gordmans date back to 1915, and as of May 4, 2013, we operated 86 stores in 18 states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

We opened three new stores in existing markets during the thirteen weeks ended May 4, 2013 compared to opening four new stores in three new markets during the thirteen weeks ended April 28, 2012.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all operating costs not included in cost of sales. These expenses include payroll and other expenses related to operations at our corporate office, store expenses, occupancy costs, certain distribution and warehousing costs, pre-opening expenses, depreciation and amortization and advertising expense. Selling, general and administrative expenses as a percentage of net sales is generally higher in lower sales volume periods and lower in higher sales volume periods. Our ability to manage store level and certain other operating expenses directly impacts our operating results.

Overview

Net income for the thirteen weeks ended May 4, 2013 was $3.2 million as compared to net income of $8.1 million for the thirteen weeks ended April 28, 2012. The decrease in net income was primarily due to a 10.5% decrease in comparable store sales, a 250 basis point decrease in gross profit margin and higher selling, general and administrative expenses, partially offset by higher net sales attributable to new stores. Below are highlights of our financial results for the thirteen weeks ended May 4, 2013.

•

Net sales decreased 1.9% for the thirteen weeks ended May 4, 2013 as compared to the thirteen weeks ended April 28, 2012 due to a 10.5% decrease in comparable store sales, partially offset by an increase in non-comparable store sales due to the addition of nine new stores in fiscal year 2012, four of which opened in the first quarter of fiscal 2012, and the three new stores opened during the thirteen weeks ended May 4, 2013.

•

Gross profit margin decreased 250 basis points in the thirteen weeks ended May 4, 2013 as compared to the thirteen weeks ended April 28, 2012 primarily as a result of higher markdowns to reduce inventory levels.

•

Higher selling, general and administrative expenses were primarily attributable to the nine new stores opened in fiscal 2012 and the three new stores opened during the thirteen weeks ended May 4, 2013.

Basis of Presentation and Results of Operations

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. Fiscal year 2013 represents a fifty-two week year ending February 1, 2014, while fiscal year 2012 was a fifty-three week year ended February 2, 2013. All references to fiscal years are to the calendar year in which the fiscal year begins. The thirteen weeks ended May 4, 2013 and the thirteen weeks ended April 28, 2012 represent the first quarters of fiscal 2013 and fiscal 2012, respectively.

The table below sets forth the consolidated statements of operations data for the periods presented (in thousands):

	13 Weeks Ended May 4, 2013	13 Weeks Ended April 28, 2012
Statements of Operation Data:
Net sales	$131,434	$133,922
License fees from leased departments	1,921	1,937
Cost of sales	(74,364)	(72,368)

Gross profit	58,991	63,491
Selling, general and administrative expenses	(53,673)	(50,486)

Income from operations	5,318	13,005
Interest expense, net	(121)	(125)

Income before taxes	5,197	12,880
Income tax expense	(1,949)	(4,830)

Net income	$3,248	$8,050

The table below sets forth the components of the consolidated statements of operations as a percentage of net sales:

	13 Weeks Ended May 4, 2013	13 Weeks Ended April 28, 2012
Net sales	100.0%	100.0%
License fees from leased departments	1.5	1.4
Cost of sales	(56.6)	(54.0)

Gross profit	44.9	47.4
Selling, general and administrative expenses	(40.8)	(37.7)

Income from operations	4.1	9.7
Interest expense, net	(0.1)	(0.1)

Income before taxes	4.0	9.6
Income tax expense	(1.5)	(3.6)

Net income	2.5%	6.0%

Thirteen Weeks Ended May 4, 2013 Compared to Thirteen Weeks Ended April 28, 2012

Net Sales

Net sales for the thirteen weeks ended May 4, 2013 decreased $2.5 million, or 1.9%, to $131.4 million as compared to $133.9 million for the thirteen weeks ended April 28, 2012. This decrease was the direct result of a decrease in comparable store sales, as comparable store sales decreased $13.6 million, or 10.5%, primarily due to a low double digit decrease in comparable transactions, which represents our measure for guest traffic, and a low single digit decrease in the average sale per transaction. The comparable store sales decrease represents a continuation of the comparable store sales trend we experienced in the fourth quarter of fiscal 2012, as comparable store sales remained under pressure in the first quarter of fiscal 2013 as we focused on rebuilding our assortments in the areas where we lacked sufficient selection and due to unusual spring weather patterns. From a major merchandising category perspective, Home Fashions experienced a high single digit comparable store sales decrease for the thirteen weeks ended May 4, 2013 compared to the thirteen weeks ended April 28, 2012, while Apparel and Accessories (including Fragrances) both experienced low double digit comparable store sales decreases for the same period.

Non-comparable store sales increased $11.1 million due to the addition of nine new stores in fiscal 2012, four of which opened in the first quarter of fiscal 2012, and the opening of three new stores in the first quarter of fiscal 2013.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments was $1.9 million for the thirteen weeks ended May 4, 2013 and April 28, 2012.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirteen weeks ended May 4, 2013 decreased $4.5 million, or 7.1%, to $59.0 million as compared to $63.5 million for the thirteen weeks ended April 28, 2012. Gross profit margin decreased 250 basis points to 44.9% of net sales as compared to 47.4% of net sales for the first quarter of 2012. Of this decrease, 270 basis points was due to an increase in markdowns as a percentage of net sales during the first quarter of 2013 to clear excess merchandise that resulted from the comparable store sales decrease in the first quarter of fiscal 2013. Mark-up on merchandise purchases, which increased 20 bps in the first quarter of fiscal 2013 versus the first quarter of fiscal 2012 resulting from buying efficiencies and competitive pricing opportunities, partially offset the gross margin deterioration created by higher markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended May 4, 2013 increased $3.2 million, or 6.3%, to $53.7 million as compared to $50.5 million for the thirteen weeks ended April 28, 2012. As a percentage of net sales, selling, general and administrative expenses increased to 40.8% as compared to 37.7% for the first quarter of 2012, a 310 bps increase. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher store expenses, higher distribution center expenses and higher corporate expenses, associated with a decrease in comparable store sales, as well as higher depreciation expense, partially offset by lower pre-opening expenses.

Store expenses increased $2.3 million in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 primarily due to increased rent, payroll and benefits, utilities, maintenance and cleaning expenses associated with the nine new stores opened in fiscal

2012 and the three new stores opened in the first quarter of fiscal 2013. Store expenses were 26.3% of net sales in the first quarter of fiscal 2013 as compared to 24.1% of net sales in the first quarter of fiscal 2012, a 220 basis point increase, primarily resulting from higher rent and real estate, higher payroll and benefits, higher utilities and higher maintenance expenses as a percentage of net sales associated with a decrease in comparable store sales.

Depreciation and amortization expenses increased $0.8 million, or 70 basis points as a percentage of net sales, in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 due to increased property additions associated with new store openings and investments in upgrading our information technology systems, including the implementation of our new ERP merchandising system in the second quarter of fiscal 2012.

The $0.3 million increase in distribution center expenses was primarily the result of higher outbound freight delivery charges and higher payroll costs related to the increase in merchandise inventory receipts associated with new store growth. Distribution center expenses were 3.8% of net sales in the first quarter of fiscal 2013 as compared to 3.5% of net sales in the first quarter of fiscal 2012, a 30 basis point increase, primarily resulting from higher outbound freight delivery charges and higher payroll costs as a percentage of net sales associated with a decrease in comparable store sales.

Corporate expenses increased $0.2 million in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 primarily due to higher payroll costs of $0.1 million for the addition of new staff positions to support our growth and merit compensation increases, partially offset by a decrease in accrued management bonuses. Additionally, information technology costs were higher by $0.3 million related to upgrading our information technology systems and supporting our enterprise merchandise system that was implemented in fiscal 2012, offset by a $0.2 million decrease in store recruiting and relocation costs. Corporate expenses were 5.9% of net sales in the first quarter of fiscal 2013 as compared to 5.7% of net sales in the first quarter of fiscal 2012, a 20 basis point increase, primarily resulting from higher payroll costs and higher information technology costs as a percentage of net sales associated with a decrease in comparable store sales.

Advertising expenses remained consistent from the first quarter of fiscal 2012 to the first quarter of fiscal 2013. Advertising expenses were 2.1% of net sales in the first quarter of fiscal 2013 and in the first quarter of fiscal 2012.

Store pre-opening expenses decreased $0.4 million, or 30 basis points as a percentage of net sales, in the first quarter of fiscal 2013 due to opening three new stores in the first quarter of fiscal 2013 as compared to the four new stores opened in the first quarter of fiscal 2012.

Interest Expense

Interest expense was $0.1 million for the thirteen weeks ended May 4, 2013 and April 28, 2012. There were no borrowings on the revolving line of credit during the first quarter of fiscal 2013 or 2012.

Income before Taxes

Income before taxes for the first quarter of fiscal 2013 was $5.2 million compared to $12.9 million in the first quarter of fiscal 2012. As a percentage of net sales, income before taxes was 4.0% for the first quarter of fiscal 2013 compared to 9.6% for the first quarter of fiscal 2012.

Income Tax Expense

Income tax expense for the thirteen weeks ended May 4, 2013 was $1.9 million compared to income tax expense of $4.8 million for the thirteen weeks ended April 28, 2012. The effective income tax rate for both the first quarter of fiscal 2013 and the first quarter of fiscal 2012 was 37.5%. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income

Net income for the first quarter of fiscal 2013 decreased $4.8 million, or 59.7%, to $3.2 million compared to $8.1 million for the first quarter of fiscal 2012. As a percentage of net sales, net income was 2.5% for the first quarter of fiscal 2013 compared to 6.0% for the first quarter of fiscal 2012. The decrease in net income as a percentage of net sales resulted primarily from the comparable store sales decrease, the 250 basis point decrease in gross profit margin and the increase in selling, general and administrative expenses associated with our new store growth.

Seasonality

Our business is subject to seasonal fluctuations, which are typical of retailers that carry a similar merchandise offering. A disproportionate amount of our sales and net income are realized during the fourth fiscal quarter, which includes the holiday selling season. In fiscal years 2012, 2011 and 2010, respectively, 33.3%, 33.6% and 32.6% of our net sales were generated in the fourth quarter. Operating cash flows are typically higher in the fourth fiscal quarter due to inventory related working capital requirements in the third fiscal quarter. During fiscal years 2012, 2011 and 2010, we generated net income during the first nine months of $15.6 million, $15.0 million and $7.2 million, respectively, and 33.7%, 40.5% and 54.0% of net income was realized in the fourth quarters of fiscal years 2012, 2011 and 2010, respectively. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving and Christmas and regional fluctuations for events such as sales tax holidays.

Liquidity and Capital Resources

Our working capital at May 4, 2013 decreased $3.0 million, or 3.6%, to $80.0 million compared to working capital of $82.9 million at February 2, 2013. Our primary ongoing cash requirements are for operating expenses, inventory, capital expenditures related to technology, distribution centers, including the second primary distribution center opening in mid-2014, and existing store improvements, as well as new store capital investment. Our typical investment in a new store is approximately $1.3 million, which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.1 million have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores.

We had no borrowings under our revolving line of credit facility at May 4, 2013 or February 2, 2013 and had cash and cash equivalents of $49.4 million and $40.8 million as of those dates, respectively. Net cash provided by operating activities was $17.6 million for the thirteen weeks ended May 4, 2013, compared to net cash provided by operating activities of $11.7 million for the thirteen weeks ended April 28, 2012. Availability under our revolving line of credit facility increased 16.1% to $59.2 million at May 4, 2013 compared to $51.0 million at February 2, 2013. Stockholders’ equity was $106.1 million as of May 4, 2013 compared to $102.4 million as of February 2, 2013.

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

Capital Expenditures

Net capital expenditures during the thirteen weeks ended May 4, 2013 and April 28, 2012 were $9.1 million and $5.1 million, respectively. Net capital expenditures were comprised of the following (in thousands):

	13 Weeks Ended May 4, 2013	13 Weeks Ended April 28, 2012
Recurring capital expenditures
New and existing stores	$11,380	$8,637
Technology-related investments	1,063	2,124
Existing distribution center improvements	—	309
Non-recurring capital expenditures
Second distribution center	1,639	—
New corporate office	138	—

Gross capital expenditures	14,220	11,070
Less: Proceeds from sale-leaseback transactions	(5,139)	(5,995)

Net capital expenditures	$9,081	$5,075

We lease all of our store locations. In certain cases, we negotiate leases whereby we take responsibility for construction of a new store during the construction period and are reimbursed for our costs from the landlord. When this situation occurs, we report the construction costs as part of our capital expenditures and, as reimbursements are received from the landlord for construction costs where we are the accounting owner during the construction period, we report the proceeds received from the landlord as proceeds from sale-leaseback transactions.

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	13 Weeks Ended May 4, 2013	13 Weeks Ended April 28, 2012
Cash flows provided by operating activities	$17,629	$11,702
Cash flows used in investing activities	(9,081)	(5,075)
Cash flows provided by (used in) financing activities	23	(323)

Increase in cash and cash equivalents	8,571	6,304
Cash and cash equivalents at beginning of period	40,824	35,413

Cash and cash equivalents at end of period	$49,395	$41,717

Cash Flows from Operating Activities

Net cash provided by operating activities in the thirteen weeks ended May 4, 2013 was $17.6 million, which included net income of $3.2 million and noncash charges of $2.7 million comprised of depreciation and amortization expense of $2.2 million, share-based compensation expense of $0.3 million, $0.1 million of changes in deferred income taxes and amortization of deferred financing fees of $0.1 million. Net cash provided by operating activities in the thirteen weeks ended May 4, 2013 were favorably impacted by an increase in accounts payable of $15.2 million related to inventory purchases and an increase of $4.1 million resulting from lower accounts and landlord receivables primarily due to a decrease in landlord receivables for tenant improvement allowances as the three new stores opened in the first quarter of fiscal 2013 were directly financed by the landlord during the construction period. Net cash provided by operating activities was also favorably impacted by an increase of $2.7 million in accrued expenses primarily due to an increase in new store activity for the three new stores opened in the first quarter of fiscal 2013 and the seven new stores opening in the second and third quarters of fiscal 2013, an increase of $1.8 million related to a decrease in income taxes receivable of $1.3 million and an increase of $0.5 million in income taxes payable, and a $1.1 million increase in deferred rent associated with new store growth. These increases in operating cash flows for the thirteen weeks ended May 4, 2013 were partially offset by cash used to increase inventory of $11.4 million for the spring season and for the three new stores opened in the first quarter of fiscal 2013, a $1.6 million increase in prepaid expenses and other current assets related to new store growth and the timing of insurance renewals, and a $0.2 million increase in other assets.

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

Cash Flows from Investing Activities

Net cash used in investing activities in the thirteen weeks ended May 4, 2013 and April 28, 2012 was $9.1 million and $5.1 million, respectively. Cash of $14.2 million and $11.1 million was used for purchases of property and equipment during the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. The increase in cash used in investing activities is primarily due to the $11.4 million invested in new and existing stores during the first quarter of fiscal 2013. Of the $11.4 million, $8.8 million was invested in the three new stores opened during the thirteen weeks ended May 4, 2013 and the seven additional new stores to be opened in the second and third quarters of fiscal 2013 while the remaining $2.6 million was used for fixtures and store improvements for existing stores. This compares to $8.6 million for store investments during the thirteen weeks ended April 28, 2012, of which $8.5 million was invested in the four new stores opened in the first quarter of fiscal 2012 and five new stores opened in the second and third quarters of fiscal 2012. Although the Company opened three new stores in the first quarter of fiscal 2013 as compared to four new stores during the first quarter of fiscal 2012, cash invested in new and existing stores during the thirteen weeks ended May 4, 2013 was $0.3 million more than the same period last year as a result of cash invested in the first quarter of fiscal 2013 for the four new stores opening in the second quarter versus three new stores opened in the second quarter of fiscal 2012. The increase in cash used in investing activities is also due to the $1.6 million invested in the second primary distribution center opening in mid-2014 for which construction began in the first quarter of fiscal 2013 and the $0.1 million invested in furniture, fixtures and equipment related to our corporate headquarters, which are being relocated to a new leased building in early 2014. Investments in information technology equipment and software during the thirteen weeks ended May 4, 2013 was $1.1 million compared to $2.1 million during the thirteen weeks ended April 28, 2012, with the decrease primarily relating to investments in our Oracle enterprise merchandising system which was implemented in the second quarter of fiscal 2012. Additionally, existing distribution center improvements were $0 and $0.3 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

Proceeds from sale-leaseback transactions were $5.1 million and $6.0 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively, where the Company was deemed the accounting owner of the property and equipment during the new store construction period pursuant to the underlying lease agreement.

Cash Flows from Financing Activities

Net cash provided by financing activities was $23 thousand during the thirteen weeks ended May 4, 2013, as compared to net cash used in financing activities of $0.3 million during the thirteen weeks ended April 28, 2012. Cash of $0.1 million and $0.3 million was used during the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively, for payments on capital lease and financing agreements. Proceeds of $0.1 million were received during the thirteen weeks ended May 4, 2013 in connection with the exercise of stock options.

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

The revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on June 1, 2015. At May 4, 2013, we had no borrowings outstanding under our revolving line of credit facility and availability of $59.2 million, including letters of credit issued with an aggregate face amount of $0.8 million. There were no borrowings under the revolving line of credit facility during the thirteen weeks ended May 4, 2013.

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

Borrowings under the revolving line of credit facility are secured by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. Among other provisions, the revolving line of credit facility contains certain financial covenants restricting the amount of capital expenditures and dividends that can be paid without consent from the lenders. As of May 4, 2013, the Company was in compliance with all of its debt covenants.

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

Contractual Obligations and Off-Balance-Sheet Arrangements

As noted in the table below, the Company has contractual obligations and commitments as of May 4, 2013 that may affect the financial condition of the Company. However, we believe there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition, results of operations, or cash flows. Other than the letters of credit set forth in the table below, the Company had no off-balance-sheet arrangements as of May 4, 2013.

The following table summarizes our contractual obligations and commitments as of May 4, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Capital leases(1)	$76	$76	$—	$—	$—
Operating leases(2)(3)	345,662	35,276	92,736	70,228	147,422
Revolving line of credit	—	—	—	—	—
Letters of credit	773	773	—	—	—

Total	$346,511	$36,125	$92,736	$70,228	$147,422

(1)	Includes principal and interest payments on capital lease obligations.

(2)	Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds, but are not included in operating lease obligations.

(3)

Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 35% of lease expense for our retail stores in the thirteen weeks ended May 4, 2013.

Critical Accounting Policies and Estimates

We have determined that our most critical accounting policies are those related to revenue recognition, merchandise inventories, long-lived assets, operating leases, self-insurance, share-based compensation and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies discussed in our fiscal year 2012 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily through borrowings under our revolving line of credit facility which bears interest at variable rates.

Borrowings under the revolving line of credit facility bear interest at the base rate plus 0.75% (4.00% at May 4, 2013) with an option to bear interest at the LIBOR interest rate plus 2.00%. Borrowings under the revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $60.0 million. There were no borrowings during the first quarter of fiscal 2013 and no borrowings outstanding under our revolving credit facility at May 4, 2013.

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

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 4, 2013 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Our risk factors have not changed materially from those disclosed in our fiscal year 2012 Annual Report on Form 10-K. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

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

Date: May 24, 2013

GORDMANS STORES, INC.

By:	/s/ JEFF GORDMAN
Jeff Gordman
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ MICHAEL D. JAMES
Michael D. James
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer and Principal Accounting Officer)