Form 10-Q
period 2013-08-03
Gordmans Stores, Inc.
filed 2013-08-29
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

or

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

Common Stock, $0.001 par value, outstanding as of August 29, 2013: 19,425,076 shares

GORDMANS STORES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except share data)

(Unaudited)

	13 Weeks Ended August 3, 2013	13 Weeks Ended July 28, 2012	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012
Net sales	$136,769	$128,238	$268,203	$262,160
License fees from leased departments	1,768	1,620	3,689	3,557
Cost of sales	(79,317)	(71,165)	(153,681)	(143,533)

Gross profit	59,220	58,693	118,211	122,184
Selling, general and administrative expenses	(57,600)	(52,898)	(111,273)	(103,384)

Income from operations	1,620	5,795	6,938	18,800
Interest expense, net	(117)	(123)	(238)	(248)

Income before taxes	1,503	5,672	6,700	18,552
Income tax expense	(569)	(2,127)	(2,518)	(6,957)

Net income	$934	$3,545	$4,182	$11,595

Basic earnings per share	$0.05	$0.19	$0.22	$0.61
Diluted earnings per share	$0.05	$0.18	$0.22	$0.60

Basic weighted average shares outstanding	19,256,495	19,136,076	19,249,642	19,115,650
Diluted weighted average shares outstanding	19,356,867	19,470,133	19,339,099	19,443,441

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s except share data)

(Unaudited)

	August 3, 2013	February 2, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,592	$40,824
Accounts receivable	1,996	2,049
Landlord receivable	5,174	8,787
Income taxes receivable	5,684	1,300
Merchandise inventories	100,050	78,006
Deferred income taxes	2,603	2,617
Prepaid expenses and other current assets	9,178	6,552

Total current assets	168,277	140,135
PROPERTY AND EQUIPMENT, net	65,963	45,966
INTANGIBLE ASSETS, net	1,948	1,992
OTHER ASSETS, net	3,298	3,033

TOTAL ASSETS	$239,486	$191,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$64,202	$34,211
Accrued expenses	27,435	22,789
Current portion of capital lease obligations	—	189

Total current liabilities	91,637	57,189

NONCURRENT LIABILITIES:
Deferred rent	30,617	21,997
Deferred income taxes	9,503	9,236
Other liabilities	337	316

Total noncurrent liabilities	40,457	31,549

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of August 3, 2013 and February 2, 2013	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 19,824,856 issued and 19,425,076 outstanding as of August 3, 2013, 19,804,102 issued and 19,404,322 outstanding as of February 2, 2013	19	19
Additional paid-in capital	53,283	52,461
Retained earnings	54,090	49,908

Total stockholders’ equity	107,392	102,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$239,486	$191,126

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share data)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
BALANCE, January 28, 2012	19,315,664	$19	$51,327	$26,377	$77,723
Share-based compensation expense	—	—	435	—	435
Issuance of common stock pursuant to secondary offering, net of transaction costs of $457	40,000	—	178	—	178
Net income	—	—	—	11,595	11,595

BALANCE, July 28, 2012	19,355,664	$19	$51,940	$37,972	$89,931

BALANCE, February 2, 2013	19,404,322	$19	$52,461	$49,908	$102,388
Share-based compensation expense	—	—	686	—	686
Issuance of restricted stock	8,400	—	—	—	—
Exercise of stock options	12,354	—	136	—	136
Net income	—	—	—	4,182	4,182

BALANCE, August 3, 2013	19,425,076	$19	$53,283	$54,090	$107,392

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Unaudited)

	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,182	$11,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,520	2,951
Loss on disposal of property and equipment	—	46
Amortization of deferred financing fees	160	160
Deferred income taxes	281	507
Share-based compensation expense	686	435
Net changes in operating assets and liabilities:
Accounts, landlord and income taxes receivable	(718)	2,943
Merchandise inventories	(22,044)	(19,889)
Prepaid expenses and other current assets	(2,626)	(1,491)
Other assets	(425)	(227)
Accounts payable	29,991	20,814
Deferred rent	8,620	886
Accrued expenses and other liabilities	3,884	1,689

Net cash provided by operating activities	26,511	20,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34,551)	(17,614)
Proceeds from sale-leaseback transactions	10,861	6,150

Net cash used in investing activities	(23,690)	(11,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(189)	(433)
Proceeds from issuance of common stock pursuant to secondary offering, net of transaction costs of $457	—	178
Proceeds from the exercise of stock options	136	—

Net cash used in financing activities	(53)	(255)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,768	8,700
CASH AND CASH EQUIVALENTS, Beginning of period	40,824	35,413

CASH AND CASH EQUIVALENTS, End of period	$43,592	$44,113

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

Recently Proposed Accounting Pronouncement – In an exposure draft issued on May 16, 2013, the Financial Accounting Standards Board (“FASB”), together with the International Accounting Standards Board, has proposed a comprehensive set of changes in generally accepted accounting principles (“GAAP”) for leases. This proposed change in its current exposure draft form would create a new accounting model for both lessees and lessors and eliminates the concept of operating leases. The lease accounting model contemplated by the proposed standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, the leases for the Company’s stores are accounted for as operating leases, with no related assets and liabilities on the Company’s balance sheet. The proposed standard also contains two different approaches for amortizing the right of use asset, with the straight-line approach used on assets such as the Company’s stores. The straight-line approach in the proposed standard is similar to how the Company currently amortizes rental payments for its stores over the lease term. While no fixed date has been determined for the issuance of the final standard, it is generally expected that the final standard will be issued in 2014, with an effective date no earlier than fiscal years beginning on or after January 1, 2017. The proposed accounting standard, as currently drafted, would have a material impact on the Company’s consolidated financial statements. This exposure draft is non-cash in nature and would not impact the Company’s cash position.

B. DESCRIPTION OF THE BUSINESS

Gordmans Stores, Inc. operated 90 everyday value price department stores under the trade name “Gordmans” located in 19 states as of August 3, 2013. Gordmans offers a wide assortment of name brand clothing for all ages, accessories (including fragrances), footwear and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment. The Company has one reportable segment. The Company’s operations include activities related to retail stores. The Company opened seven new stores during each of the twenty-six week periods ended August 3, 2013 and July 28, 2012.

The following table reflects the percentage of revenues by major merchandising category:

	13 Weeks Ended August 3, 2013	13 Weeks Ended July 28, 2012	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012
Apparel	60.6%	58.5%	58.9%	58.0%
Home Fashions	24.1	25.2	25.1	25.3
Accessories (including fragrances)	15.3	16.3	16.0	16.7

Total	100.0%	100.0%	100.0%	100.0%

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	August 3, 2013	February 2, 2013
Leasehold improvements	$8,392	$6,716
Furniture, fixtures and equipment	38,270	35,526
Computer software	16,214	15,075
Capitalized leases	1,740	1,740
Construction in progress	21,245	2,331

	85,861	61,388
Less accumulated depreciation and amortization	(19,898)	(15,422)

	$65,963	$45,966

D. DEBT OBLIGATIONS

Revolving Line of Credit Facility – The Company has a $60.0 million revolving line of credit facility dated February 20, 2009, as amended effective June 1, 2011, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC), CIT Bank and PNC Bank (“WF LOC”). The credit facility expires on June 1, 2015. The Company had no borrowings outstanding under the WF LOC as of August 3, 2013 and February 2, 2013.

Borrowings under this facility bear interest at various rates based on the excess availability and time of year, with two rate options at the discretion of management as follows: (1) For base rate advances, borrowings bear interest at the prime rate plus 1.00% during the non-seasonal period and the prime rate plus 1.75% during the seasonal period. When excess availability is $25.0 million or greater, borrowings for base rate advances bear interest at the prime rate plus 0.75% during the non-seasonal period and the prime rate plus 1.50% during the seasonal period; (2) For LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 2.00% during the non-seasonal period and the LIBOR rate plus 2.75% during the seasonal period. When excess availability is $25.0 million or greater, borrowings for LIBOR advances bear interest at the LIBOR rate plus 1.75% during the non-seasonal period and the LIBOR rate plus 2.50% during the seasonal period. Borrowings available under the WF LOC may not exceed the borrowing base (consisting of specified percentages of credit card receivables and eligible inventory, less applicable reserves). The Company must maintain minimum excess availability equal to at least 10% of the borrowing base, or $6.0 million. The Company had $59.0 million and $51.0 million available to borrow at August 3, 2013 and February 2, 2013, respectively. Borrowings under this facility would have borne an interest rate of 4.00% under the base rate option at August 3, 2013 and February 2, 2013. The Company had outstanding letters of credit included in the borrowing base totaling approximately $1.0 million and $0.2 million as of August 3, 2013 and February 2, 2013, respectively.

An unused line fee is payable quarterly in an amount equal to 0.375% of the sum of the average daily unused revolving commitment plus the average daily unused letter of credit commitment. A customary fee is also payable to the administrative agent under the facility on an annual basis.

Borrowings are secured by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. Among other provisions, the revolving line of credit facility contains certain financial covenants restricting the amount of capital expenditures and dividends that can be paid without consent from the lenders. As of August 3, 2013, the Company was in compliance with all of its debt covenants.

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

E. LEASES

The Company has entered into short and long term operating lease agreements. These leases relate to retail store locations, the distribution centers and the corporate headquarters. The leases expire on various dates through the year 2029 with most of the leases containing renewal options. Leases for retail store locations typically have base lease terms of 10 years with one or more renewal periods, usually for five years. Certain retail store leases contain provisions for additional rent based on varying percentages of net sales.

Future minimum lease payments under operating leases as of August 3, 2013 are as follows:

Remainder of 2013	$23,980
2014	49,383
2015	46,029
2016	38,630
2017	34,805
After 2017	151,973

Total minimum lease payments	$344,800

F. SHARE BASED COMPENSATION

The Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. An aggregate of 2,573,086 shares of the Company’s common stock are available under the 2010 Plan, subject to adjustments for stock splits and other actions affecting the Company’s common stock. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years. Under the 2010 Plan, in the event of a dividend or other distribution other than regular cash dividends, recapitalization, or other transactions or events affecting the Company’s common stock, the Company must equitably adjust the number of shares of common stock subject to outstanding stock options and restricted stock and must adjust the exercise price of any outstanding stock options. There were 544,186 shares of common stock available for future grants under the 2010 Plan at August 3, 2013.

A summary of restricted stock activity during the twenty-six weeks ended August 3, 2013 is set forth in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, February 2, 2013	168,262	$8.58
Granted	8,400	12.81
Vested	(8,081)	2.36

Non-vested, August 3, 2013	168,581	$9.09

Restricted stock vests at varying rates of 25% per year over four years or 20% per year over five years as applicable. Unrecognized compensation expense on the restricted stock was $1.2 million at August 3, 2013, which is expected to be recognized over a period of 2.0 years. The total fair value of shares vested during the twenty-six weeks ended August 3, 2013 was $0.1 million.

A summary of stock option activity during the twenty-six weeks ended August 3, 2013 is set forth in the table below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (thousands)
Outstanding, February 2, 2013	947,592	$15.47
Granted	38,900	12.71
Exercised	(12,354)	11.00
Forfeited	(27,140)	17.10

Outstanding, August 3, 2013	946,998	15.37	8.2 years	$—
Exercisable, August 3, 2013	234,055	14.41	7.6	—
Vested or expected to vest at August 3, 2013	923,273	15.34	8.2	—

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of August 3, 2013 and the option strike price. The stock price at August 3, 2013 was $14.24, which was below the weighted average exercise price for options outstanding, exercisable and vested or expected to vest at August 3, 2013.

The Company received $0.1 million of proceeds from the exercise of stock options during the twenty-six weeks ended August 3, 2013, which is reflected as a financing cash inflow in the condensed consolidated statement of cash flows for the twenty-six weeks ended August 3, 2013. The aggregate intrinsic value of stock options exercised during the twenty-six weeks ended August 3, 2013 was $35 thousand.

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

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during the twenty-six weeks ended August 3, 2013 are illustrated in the following table:

26 Weeks Ended August 3, 2013
Risk-free interest rate	1.25%
Dividend yield	2.0%
Expected volatility	35.0%
Expected life (years)	6.25
Weighted average fair value of options granted	$3.62

Stock options have ten-year contractual terms and vest at varying rates of either 20% per year over five years or 25% per year over four years as applicable. None of the stock options outstanding at August 3, 2013 were subject to performance or market-based vesting conditions. As of August 3, 2013, the unrecognized compensation expense on stock options was $2.7 million, which is expected to be recognized over a weighted average period of 2.9 years.

For the thirteen week periods ended August 3, 2013 and July 28, 2012, share-based compensation expense was $0.4 million and $0.2 million, respectively. Share-based compensation expense for the twenty-six week periods ended August 3, 2013 and July 28, 2012 was $0.7 million and $0.4 million, respectively. Share-based compensation expense is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

G. EARNINGS PER SHARE

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

	13 Weeks Ended August 3, 2013	13 Weeks Ended July 28, 2012	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012
Basic weighted average shares outstanding	19,256,495	19,136,076	19,249,642	19,115,650

Dilutive effect of non-vested stock and stock options	100,372	334,057	89,457	327,791

Diluted weighted average shares outstanding	19,356,867	19,470,133	19,339,099	19,443,441

The anti-dilutive effect of 376,142 and 421,455 stock options and non-vested stock has been excluded from diluted weighted average shares outstanding for the thirteen and twenty-six weeks ended August 3, 2013, respectively. There were 70,912 and 71,688 anti-dilutive stock options excluded from diluted weighted average shares outstanding for the thirteen and twenty-six weeks ended July 28, 2012, respectively.

H. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash investing activities and other cash flow information:

	13 Weeks Ended August 3, 2013	13 Weeks Ended July 28, 2012	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012
Non-cash investing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$2,845	$2,645	$2,845	$2,645
Sales of property and equipment pursuant to sale-leaseback accounting	4,647	155	4,647	6,150
Other cash flow information:
Cash paid for interest, net	37	42	136	87
Cash paid for income taxes, net	6,544	4,678	6,623	4,793

Sales of property and equipment pursuant to sale-leaseback accounting represents the amount of structural assets sold to the landlord at the completion of construction for which the Company was deemed the owner during the construction period, pursuant to sale-leaseback accounting, and for which no cash was received upon transfer of ownership.

I. SUBSEQUENT EVENT

On August 26, 2013, the Company’s board of directors approved and the Company declared a $70 million, or $3.60 per share, special cash dividend to be paid on September 23, 2013 to stockholders of record as of September 9, 2013. To fund a portion of the dividend, the Company entered into a $45 million senior term loan with Cerberus Business Finance, LLC on August 27, 2013. The senior term loan has a maturity date of August 27, 2018, with payments of $281,250 due on a quarterly basis beginning in October 2014 through October 2015 and payments of $421,875 due on a quarterly basis beginning January 2016 through the maturity date, with the remaining principal due on the maturity date. The senior term loan contains an early payment provision, exercisable at the Company’s option, pursuant to which the Company may repay all or a portion of the outstanding principal amount at any time, subject to a prepayment penalty. The senior term loan carries an interest rate of the prime rate plus 5.25% with a floor of 3.25% or the LIBOR rate plus 7.0% with a floor of 1.5%, as selected by the Company. The senior term loan is secured on a second lien basis by the Company’s assets, except as specifically excluded in the agreement. The senior term loan has certain financial covenants, including a minimum fixed charge coverage ratio, a maximum leverage ratio and limitations on the annual amount of capital expenditures, and certain negative covenants similar to those under the revolving line of credit facility. The remainder of the dividend payment will be funded by cash from operations and, if necessary, borrowings under the Company’s revolving line of credit facility. On August 27, 2013, the Company also amended its revolving line of credit facility to increase the borrowing capacity from $60 million to $80 million, remove the covenant that limited the amount of capital expenditures and decrease the interest rates on borrowings under the facility by 0.25% and the unused line fee from 0.375% to 0.25% of the sum of the average daily unused revolving commitment plus the average daily unused letter of credit commitment. The amended revolving line of credit facility was extended from June, 1, 2015 and expires on August 27, 2018.

As a result of the dividend payment, pursuant to the antidilution provisions of the 2010 Plan, the Company will modify the exercise price of all outstanding stock options on the dividend date by reducing the exercise price of each option by the dividend per share. In addition, the Company will issue additional incentive stock options to the existing holders of the August 2010 incentive stock options to maintain the same intrinsic value of the awards both before and after the modification. The Company will compare the fair value of the original stock option awards immediately before the modifications to the fair value of the modified awards immediately after the modifications and if the fair value of the modified awards exceeds the fair value of the original awards, additional share-based compensation expense is required to be recognized over the remaining vesting periods of the stock options. The Company does not anticipate there will be additional share-based compensation expense to recognize as a result of the modifications. There will be no modifications to the restricted stock awards outstanding on the dividend date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, or strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the factors described in “Part II, Item 1A – Risk Factors” in this Quarterly Report and in “Item 1A – Risk Factors” in our fiscal year 2012 Annual Report on Form 10-K.

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

Executive Overview

Gordmans is an everyday value price department store retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories (including fragrances), footwear and home fashions. The origins of Gordmans date back to 1915, and as of August 3, 2013, we operated 90 stores in 19 states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

We opened seven new stores during the twenty-six weeks ended August 3, 2013 in four new markets and two existing markets, of which four new stores were opened during the second quarter of fiscal 2013, compared to seven new stores in four new markets and one existing market during the twenty-six weeks ended July 28, 2012, of which three new stores were opened during the second quarter of fiscal 2012.

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

Overview

Net income for the thirteen and twenty-six week periods ended August 3, 2013 was $0.9 million and $4.2 million, respectively, as compared to net income of $3.5 million and $11.6 million, respectively, for the thirteen and twenty-six week periods ended July 28, 2012. The decrease in net income was due to a decrease in comparable store sales, a decrease in gross profit margin and higher selling, general and administrative expenses, partially offset by higher net sales attributable to new stores. Below are highlights of our financial results for the thirteen and twenty-six week periods ended August 3, 2013.

•

Net sales increased 6.7% and 2.3% for the thirteen and twenty-six weeks ended August 3, 2013, respectively, as compared to the thirteen and twenty-six weeks ended July 28, 2012 due to an increase in non-comparable store sales from the addition of nine new stores in fiscal 2012, three of which opened in the second quarter of fiscal 2012, the three new stores opened during the first quarter of fiscal 2013 and the four new stores opened at the end of the second quarter of fiscal 2013. Comparable store sales decreased 2.6% and 6.7%, respectively, for the thirteen and twenty-six weeks ended August 3, 2013.

•

Gross profit margin decreased 250 basis points in both the thirteen and twenty-six week periods ended August 3, 2013 as compared to the thirteen and twenty-six week periods ended July 28, 2012, respectively, primarily as a result of higher markdowns to reduce inventory levels.

•

Higher selling, general and administrative expenses were primarily attributable to the nine new stores opened during fiscal 2012 and the seven new stores opened during the twenty-six week periods ended August 3, 2013.

Basis of Presentation and Results of Operations

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. Fiscal year 2013 represents a fifty-two week year ending February 1, 2014, while fiscal year 2012 was a fifty-three week year ended February 2, 2013. All references to fiscal years are to the calendar year in which the fiscal year begins. The thirteen weeks ended August 3, 2013 and the thirteen weeks ended July 28, 2012 represent the second quarters of fiscal 2013 and fiscal 2012, respectively. The twenty-six weeks ended August 3, 2013 and the twenty-six weeks ended July 28, 2012 represent the first half of fiscal 2013 and fiscal 2012, respectively.

The table below sets forth the condensed consolidated statements of operations data for the periods presented (in thousands):

	13 Weeks Ended August 3, 2013	13 Weeks Ended July 28, 2012	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012
Statements of Operation Data:
Net sales	$136,769	$128,238	$268,203	$262,160
License fees from leased departments	1,768	1,620	3,689	3,557
Cost of sales	(79,317)	(71,165)	(153,681)	(143,533)

Gross profit	59,220	58,693	118,211	122,184
Selling, general and administrative expenses	(57,600)	(52,898)	(111,273)	(103,384)

Income from operations	1,620	5,795	6,938	18,800
Interest expense, net	(117)	(123)	(238)	(248)

Income before taxes	1,503	5,672	6,700	18,552
Income tax expense	(569)	(2,127)	(2,518)	(6,957)

Net income	$934	$3,545	$4,182	$11,595

The table below sets forth the components of the condensed consolidated statements of operations as a percentage of net sales:

	13 Weeks Ended August 3, 2013	13 Weeks Ended July 28, 2012	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
License fees from leased departments	1.3	1.3	1.4	1.4
Cost of sales	(58.0)	(55.5)	(57.3)	(54.8)

Gross profit	43.3	45.8	44.1	46.6
Selling, general and administrative expenses	(42.1)	(41.3)	(41.5)	(39.4)

Income from operations	1.2	4.5	2.6	7.2
Interest expense, net	(0.1)	(0.1)	(0.1)	(0.1)

Income before taxes	1.1	4.4	2.5	7.1
Income tax expense	(0.4)	(1.6)	(0.9)	(2.7)

Net income	0.7%	2.8%	1.6%	4.4%

Thirteen Weeks Ended August 3, 2013 Compared to Thirteen Weeks Ended July 28, 2012

Net Sales

Net sales for the thirteen weeks ended August 3, 2013 increased $8.5 million, or 6.7%, to $136.8 million as compared to $128.2 million for the thirteen weeks ended July 28, 2012. This increase was the result of an $11.7 million increase in non-comparable store sales due to the addition of five new stores in the last three quarters of fiscal 2012, three of which opened at the end of the second quarter of fiscal 2012, and the opening of three new stores in the first quarter of fiscal 2013 and four new stores at the end of the second quarter of fiscal 2013. Comparable store sales decreased $3.1 million, or 2.6%, primarily due to a mid-single digit decrease in comparable transactions, which represents our measure for guest traffic. The decrease in comparable transactions was partially offset by a mid-single digit increase in the average sale per transaction, which improved from the first quarter of fiscal 2013 in part due to the roll out of our guest loyalty program, gRewards, to all stores in the second quarter. From a major merchandising category perspective, Apparel generated a low single digit comparable store sales increase for the thirteen weeks ended August 3, 2013 compared to the thirteen weeks ended July 28, 2012, led by our Childrens and Mens divisions, while Home Fashions and Accessories (including Fragrances) both experienced high single digit comparable store sales decreases for the same period.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for the thirteen weeks ended August 3, 2013 increased $0.1 million, or 9.1%, to $1.8 million as compared to $1.6 million for the thirteen weeks ended July 28, 2012 primarily due to new store growth.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirteen weeks ended August 3, 2013 increased $0.5 million, or 0.9%, to $59.2 million as compared to $58.7 million for the thirteen weeks ended July 28, 2012. Gross profit margin decreased 250 basis points to 43.3% of net sales as compared to 45.8% of net sales for the second quarter of 2012. Of this decrease, 230 basis points was due to an increase in markdowns as a percentage of net sales during the second quarter of 2013 to clear excess merchandise that resulted from the comparable store sales decrease. The remaining decrease primarily related to a decrease in mark-up on merchandise purchases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended August 3, 2013 increased $4.7 million, or 8.9%, to $57.6 million as compared to $52.9 million for the thirteen weeks ended July 28, 2012. As a percentage of net sales, selling, general and administrative expenses increased to 42.1% as compared to 41.3% for the second quarter of 2012, an 80 basis point increase. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher depreciation expense, higher store expenses and higher corporate expenses associated with a decrease in comparable store sales, higher advertising expenses and higher pre-opening expenses, partially offset by lower distribution center expenses.

Store expenses increased $2.5 million in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 primarily due to increased rent, payroll, maintenance and utilities expenses associated with new store growth, partially offset by lower benefit expenses primarily related to lower health insurance and workers compensation insurance claims. Store expenses were 27.0% of net sales in the second quarter of fiscal 2013 as compared to 26.8% of net sales in the second quarter of fiscal 2012, a 20 basis point increase, primarily resulting from higher rent and real estate, higher payroll and higher maintenance expenses as a percentage of net sales associated with the decrease in comparable store sales, partially offset by lower benefit expenses.

Depreciation and amortization expenses increased $0.7 million, or 50 basis points as a percentage of net sales, in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 due to increased property additions associated with new store openings and investments in upgrading our information technology systems.

Corporate expenses increased $0.7 million in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 primarily due to higher information technology costs of $0.4 million related to upgrading our information technology systems and supporting our enterprise merchandise system that was implemented in fiscal 2012 and higher consulting and legal expenses of $0.3 million. Corporate expenses were 6.3% of net sales in the second quarter of fiscal 2013 as compared to 6.2% of net sales in the second quarter of fiscal 2012, a 10 basis point increase, primarily resulting from higher information technology costs as a percentage of net sales.

The $0.5 million increase in advertising expenses was primarily the result of higher television advertising expenses associated with new store growth and expenses associated with the promotion of our loyalty program, which was rolled out to all of our stores in the second quarter of fiscal 2013. Advertising expenses increased 20 basis points to 2.5% of net sales in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 primarily due to the loyalty program expenses.

Store pre-opening expenses increased $0.2 million, or 10 basis points as a percentage of net sales, in the second quarter of fiscal 2013 due to the opening of four new stores in the second quarter of fiscal 2013 as compared to the three new stores opened in the second quarter of fiscal 2012.

Distribution center expenses remained consistent from the second quarter of fiscal 2012 to the second quarter of fiscal 2013. Distribution center expenses were 3.7% of net sales in the second quarter of fiscal 2013 as compared to 3.9% of net sales in the second quarter of fiscal 2012, a 20 basis point decrease, primarily resulting from lower payroll costs as a percentage of net sales associated with lower merchandise receipts and processing efficiencies.

Interest Expense

Interest expense was $0.1 million for the thirteen weeks ended August 3, 2013 and July 28, 2012. There were no borrowings on the revolving line of credit during the second quarter of fiscal 2013 or 2012.

Income before Taxes

Income before taxes for the second quarter of fiscal 2013 was $1.5 million compared to $5.7 million in the second quarter of fiscal 2012. As a percentage of net sales, income before taxes was 1.1% for the second quarter of fiscal 2013 compared to 4.4% for the second quarter of fiscal 2012.

Income Tax Expense

Income tax expense for the thirteen weeks ended August 3, 2013 was $0.6 million compared to income tax expense of $2.1 million for the thirteen weeks ended July 28, 2012. The effective income tax rate for the second quarter of fiscal 2013 was 37.8% compared to an effective rate of 37.5% for the second quarter of fiscal 2012. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income

Net income for the second quarter of fiscal 2013 decreased $2.6 million, or 73.7%, to $0.9 million compared to $3.5 million for the second quarter of fiscal 2012. As a percentage of net sales, net income was 0.7% for the second quarter of fiscal 2013 compared to 2.8% for the second quarter of fiscal 2012. The decrease in net income as a percentage of net sales resulted primarily from the decrease in comparable store sales, the 250 basis point decrease in gross profit margin and the increase in selling, general and administrative expenses primarily associated with our new store growth.

Twenty-six Weeks Ended August 3, 2013 Compared to Twenty-six Weeks Ended July 28, 2012

Net Sales

Net sales for the twenty-six weeks ended August 3, 2013 increased $6.0 million, or 2.3%, to $268.2 million as compared to $262.2 million for the twenty-six weeks ended July 28, 2012. This increase was the result of a $22.8 million increase in non-comparable store sales due to the addition of nine new stores in fiscal 2012, seven of which opened in the first half of fiscal 2012, and the opening of three new stores in the first quarter of fiscal 2013 and four new stores at the end of the second quarter of fiscal 2013. Comparable store sales decreased $16.7 million, or 6.7%, due to a high single digit decrease in comparable transactions, which represents our measure for guest traffic, partially offset by a low single digit increase in the average sale per transaction. We rolled out our guest loyalty program to all stores in May 2013, which contributed to improvements in guest traffic and the average sale per transaction in the first half of fiscal 2013. From a major merchandising category perspective, Apparel experienced a mid-single digit comparable store sales decrease for the twenty-six weeks ended August 3, 2013 compared to the twenty-six weeks ended July 28, 2012, although sales results improved from the first quarter of fiscal 2013 to the second quarter of fiscal 2013, as evidenced by the low single digit comparable store sales increase for Apparel in the second quarter. Home Fashions experienced a high single digit comparable stores sales decrease and Accessories (including Fragrances) experienced a low double digit comparable store sales decrease for the first half of fiscal 2013.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for the twenty-six weeks ended August 3, 2013 increased $0.1 million, or 3.7%, to $3.7 million as compared to $3.6 million for the twenty-six weeks ended July 28, 2012 primarily due to new store growth.

Gross Profit

Gross profit, which includes license fees from leased departments, for the twenty-six weeks ended August 3, 2013 decreased $4.0 million, or 3.3%, to $118.2 million as compared to $122.2 million for the twenty-six weeks ended July 28, 2012. Gross profit margin decreased 250 basis points to 44.1% of net sales as compared to 46.6% of net sales for the twenty-six weeks ended July 28, 2012. The 250 basis point decrease was due to an increase in markdowns as a percentage of net sales during the first half of 2013 to clear excess merchandise that resulted from the comparable store sales decrease in the first half of fiscal 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the twenty-six weeks ended August 3, 2013 increased $7.9 million, or 7.6%, to $111.3 million as compared to $103.4 million for the twenty-six weeks ended July 28, 2012. As a percentage of net sales, selling, general and administrative expenses increased to 41.5% as compared to 39.4% for the first half of 2012, a 210 basis point increase. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher store expenses and higher corporate expenses associated with a decrease in comparable store sales, as well as higher depreciation expense and higher advertising expenses, partially offset by lower pre-opening expenses.

Store expenses increased $4.8 million in the first half of fiscal 2013 as compared to the first half of fiscal 2012 primarily due to increased rent and real estate, payroll, maintenance and utilities expenses associated with new store growth. Store expenses were 26.6% of net sales in the first half of fiscal 2013 as compared to 25.4% of net sales in the first half of fiscal 2012, a 120 basis point increase, primarily resulting from higher rent and real estate, higher payroll, higher maintenance and higher utilities expenses as a percentage of net sales associated with a decrease in comparable store sales.

Depreciation and amortization expenses increased $1.6 million, or 60 basis points as a percentage of net sales, in the first half of fiscal 2013 as compared to the first half of fiscal 2012 due to increased property additions associated with new store openings and investments in upgrading our information technology systems.

Corporate expenses increased $0.8 million in the first half of fiscal 2013 as compared to the first half of fiscal 2012 primarily due to higher information technology costs of $0.7 million related to upgrading our information technology systems and supporting our enterprise merchandise system that was implemented in fiscal 2012, higher share-based compensation expense of $0.3 million for stock options and restricted stock issued in the second half of fiscal 2012 and the first half of fiscal 2013, and higher payroll costs of $0.1 million for the addition of new staff positions to support our growth and merit compensation increases, partially offset by lower benefit costs of $0.3 million. Corporate expenses were 6.2% of net sales in the first half of fiscal 2013 as compared to 6.0% of net sales in the first half of fiscal 2012, a 20 basis point increase, primarily resulting from higher information technology costs as a percentage of net sales associated with a decrease in comparable store sales.

Advertising expenses increased $0.5 million in the first half of fiscal 2013 as compared to the first half of fiscal 2012 primarily as a result of the rollout of our loyalty program in the second quarter of fiscal 2013. Advertising expenses were 2.3% of net sales in the first half of fiscal 2013 as compared to 2.2% of net sales in the first half of fiscal 2012.

The $0.3 million increase in distribution center expenses was primarily the result of higher outbound freight delivery charges related to the increase in merchandise inventory receipts associated with new store growth. Distribution center expenses were 3.7% of net sales in both the first half of fiscal 2013 and the first half of fiscal 2012.

Store pre-opening expenses decreased $0.2 million, or 10 basis points as a percentage of net sales, in the first half of fiscal 2013. Although we opened seven new stores in the first half of fiscal 2013 as compared to the seven new stores opened in the first half of fiscal 2012, pre-opening expenses incurred on the three new stores opened in the first quarter of fiscal 2013, which were all opened in existing markets, were lower on a per store basis compared to the four new stores opened in the same period last year.

Interest Expense

Interest expense was $0.2 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012. There were no borrowings on the revolving line of credit during the first half of fiscal 2013 or 2012.

Income before Taxes

Income before taxes for the first half of fiscal 2013 was $6.7 million compared to $18.6 million in the first half of fiscal 2012. As a percentage of net sales, income before taxes was 2.5% for the first half of fiscal 2013 compared to 7.1% for the first half of fiscal 2012.

Income Tax Expense

Income tax expense for the twenty-six weeks ended August 3, 2013 was $2.5 million compared to income tax expense of $7.0 million for the twenty-six weeks ended July 28, 2012. The effective income tax rate for the first half of fiscal 2013 was 37.6% compared to an effective rate of 37.5% for the first half of fiscal 2012. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income

Net income for the first half of fiscal 2013 decreased $7.4 million, or 63.9%, to $4.2 million compared to $11.6 million for the first half of fiscal 2012. As a percentage of net sales, net income was 1.6% for the first half of fiscal 2013 compared to 4.4% for the first half of fiscal 2012. The decrease in net income as a percentage of net sales resulted primarily from the comparable store sales decrease, the 250 basis point decrease in gross profit margin and the increase in selling, general and administrative expenses associated with our new store growth.

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

Liquidity and Capital Resources

Our working capital at August 3, 2013 decreased $6.3 million, or 7.6%, to $76.6 million compared to working capital of $82.9 million at February 2, 2013. Our primary ongoing cash requirements are for operating expenses, inventory, capital expenditures related to technology, distribution centers, including the second primary distribution center opening in mid-2014, and existing store improvements, as well as new store capital investment. Our typical investment in a new store is approximately $1.3 million, which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.1 million have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores.

Subsequent to the balance sheet date, on August 26, 2013, the Company’s board of directors approved and the Company declared a $70 million, or $3.60 per share, special cash dividend to be paid on September 23, 2013 to stockholders on record as of September 9, 2013. To fund a portion of the dividend payment, the Company entered into a $45 million senior term loan with a maturity date of August 27, 2018. The majority of the principal is due on the maturity date, with quarterly principal payments due beginning in October 2014 through the maturity date. The senior term loan contains an early payment provision exercisable at the Company’s option, pursuant to which the Company may repay all or a portion of the outstanding principal amount at any time, subject to a prepayment penalty. The remainder of the dividend payment, as well as principal payments on the senior term loan, will be funded by cash from operations and, if necessary, borrowings under our revolving line of credit facility. The revolving line of credit facility was amended on August 27, 2013 to increase the borrowing capacity from $60 million to $80 million. The amended revolving line of credit facility expires on August 27, 2018.

We had no borrowings under our revolving line of credit facility at August 3, 2013 or February 2, 2013 and had cash and cash equivalents of $43.6 million and $40.8 million as of those dates, respectively. Net cash provided by operating activities increased $6.1 million and was $26.5 million for the twenty-six weeks ended August 3, 2013, compared to net cash provided by operating activities of $20.4 million for the twenty-six weeks ended July 28, 2012. Availability under our revolving line of credit facility increased 15.7% to $59.0 million at August 3, 2013 compared to $51.0 million at February 2, 2013. Stockholders’ equity was $107.4 million as of August 3, 2013 compared to $102.4 million as of February 2, 2013.

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

Capital Expenditures

Net capital expenditures during the twenty-six weeks ended August 3, 2013 and July 28, 2012 were $23.7 million and $11.5 million, respectively. Net capital expenditures were comprised of the following (in thousands):

	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012
Recurring capital expenditures
New and existing stores	$27,146	$12,723
Technology-related investments	1,796	3,985
Existing distribution center improvements	123	906
Non-recurring capital expenditures
Second distribution center	5,241	—
New corporate office	245	—

Gross capital expenditures	34,551	17,614
Less: Proceeds from sale-leaseback transactions	(10,861)	(6,150)

Net capital expenditures	$23,690	$11,464

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012
Cash flows provided by operating activities	$26,511	$20,419
Cash flows used in investing activities	(23,690)	(11,464)
Cash flows used in financing activities	(53)	(255)

Increase in cash and cash equivalents	2,768	8,700
Cash and cash equivalents at beginning of period	40,824	35,413

Cash and cash equivalents at end of period	$43,592	$44,113

Cash Flows from Operating Activities

Net cash provided by operating activities in the twenty-six weeks ended August 3, 2013 was $26.5 million, which included net income of $4.2 million and noncash charges of $5.6 million comprised of depreciation and amortization expense of $4.5 million, share-based compensation expense of $0.7 million, $0.3 million of changes in deferred income taxes and amortization of deferred financing fees of $0.2 million. Net cash provided by operating activities in the twenty-six weeks ended August 3, 2013 were favorably impacted by an increase in accounts payable of $30.0 million related to inventory purchases, an $8.6 million increase in deferred rent associated with new store growth and a $3.9 million increase in accrued expenses primarily due to an increase in new store activity for the seven new stores opened in the first half of fiscal 2013 and the three new stores opening in the third quarter of fiscal 2013. These increases in operating cash flows for the twenty-six weeks ended August 3, 2013 were partially offset by cash used to increase inventory of $22.0 million for the back to school season and for the seven new stores opened in the first half of fiscal 2013, a $2.6 million increase in prepaid expenses and other current assets related to new store growth and the timing of insurance renewals, a $0.7 million increase in accounts, landlord and income taxes receivable primarily due to a $4.4 million increase in income taxes receivable, partially offset by a $3.6 million decrease in landlord receivables, and a $0.4 million increase in other assets.

Net cash provided by operating activities in the twenty-six weeks ended July 28, 2012 was $20.4 million, which included net income of $11.6 million and noncash charges of $4.1 million comprised of depreciation and amortization expense of $3.0 million, changes in deferred taxes of $0.5 million, share-based compensation expense of $0.4 million and amortization of deferred financing fees of $0.2 million. Net cash provided by operating activities in the twenty-six weeks ended July 28, 2012 were favorably impacted by an increase in accounts payable primarily related to inventory purchases of $20.8 million heading into the back to school season and due to the seven new stores opened during the first half of fiscal 2012, a $2.9 million increase resulting from a decrease in accounts, landlord and income taxes receivable primarily due to cash received from landlords during the first half of fiscal 2012, an increase of $1.7 million in accrued expenses and other liabilities, and a $0.9 million increase in deferred rent associated with new store growth. These increases in operating cash flows for the twenty-six weeks ended July 28, 2012 were offset by cash used to increase inventory of $19.9 million heading into the back to school season and for the seven new stores opened in the first half of fiscal 2012, an increase in prepaid expenses and other current assets of $1.5 million, and an increase in other assets of $0.2 million.

Cash Flows from Investing Activities

Net cash used in investing activities in the twenty-six weeks ended August 3, 2013 and July 28, 2012 was $23.7 million and $11.5 million, respectively. Cash of $34.6 million and $17.6 million was used for purchases of property and equipment during the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively. Cash used in investing activities related primarily to $27.1 million invested in new and existing stores during the first half of fiscal 2013, of which $22.9 million was invested in the seven new stores opened during the twenty-six weeks ended August 3, 2013 and the three additional new stores to be opened in the third quarter of fiscal 2013 while the remaining $4.2 million was used for fixtures and store improvements for existing stores. This compares to $12.7 million for store investments during the twenty-six weeks ended July 28, 2012, of which $11.4 million was invested in the seven new stores opened in the first half of fiscal 2012 and two new stores opened in the third quarter of fiscal 2012. Note that $7.4 million was used in fiscal 2011 for the seven new stores that opened in the first half of 2012, while only $0.4 million was spent in fiscal 2012 for the seven new stores opened in the first half of fiscal 2013. Including these amounts, cash invested in new and existing stores that opened in the first half of fiscal 2013 of $27.5 million was $7.4 million more than the same period last year. This increase was a result of both an increase in cash invested for fixtures and store improvements for existing stores in the first half of fiscal 2013, in part due to the acceleration of such fixtures and store improvement projects for existing stores in the current year to be completed in advance of the back-to-school season, as well as cash invested in the first half of fiscal 2013 for the three new stores opening in the third quarter versus two new stores opened in the third quarter of fiscal 2012.

The increase in cash used in investing activities in the twenty-six weeks ended August 3, 2013 is also due to the $5.2 million invested in the second primary distribution center opening in mid-2014 for which construction began in the first quarter of fiscal 2013 and the $0.2 million invested in furniture, fixtures and equipment related to our corporate headquarters, which are being relocated to a new leased building in early 2014. Investments in information technology equipment and software during the twenty-six weeks ended August 3, 2013 was $1.8 million compared to $4.0 million during the twenty-six weeks ended July 28, 2012, with the decrease primarily relating to lower investments in our Oracle enterprise merchandising system which was implemented in the second quarter of fiscal 2012. Additionally, existing distribution center improvements were $0.1 million and $0.9 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively.

Proceeds from sale-leaseback transactions were $10.9 million and $6.2 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively, where the Company was deemed the accounting owner of the property and equipment during the new store construction period pursuant to the underlying lease agreement.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.1 million during the twenty-six weeks ended August 3, 2013 and $0.3 million during the twenty-six weeks ended July 28, 2012. Cash of $0.2 million and $0.4 million was used during the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively, for payments on capital lease and financing agreements. Proceeds of $0.1 million were received during the twenty-six weeks ended August 3, 2013 in connection with the exercise of stock options. In May 2012, we received net cash proceeds of $0.2 million in connection with a public offering of shares of our common stock.

Existing Credit Facilities

Gordmans, Inc. is the borrower under a loan, guaranty and security agreement dated as of February 20, 2009, as amended June 1, 2011, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) as agent and a lender and certain other lenders party thereto from time to time. Gordmans Stores, Inc., Gordmans Intermediate Holding Corp., Gordmans Distribution Company, Inc., Gordmans Management Company, Inc., and Gordmans, LLC are all guarantors under the loan agreement. Subsequent to the balance sheet date, on August 27, 2013, the Company amended the loan, guaranty and security agreement to increase the borrowing capacity from $60.0 million to $80.0 million, with the ability to increase the maximum available borrowings under the facility to $100.0 million, and remove the covenant that limited the amount of capital expenditures.

The revolving line of credit facility is available for working capital and other general corporate purposes and, following the amendment on August 27, 2013, is scheduled to expire on August 27, 2018. At August 3, 2013, we had no borrowings outstanding under our revolving line of credit facility and availability of $59.0 million, including letters of credit issued with an aggregate face amount of $1.0 million. There were no borrowings under the revolving line of credit facility during the twenty-six weeks ended August 3, 2013.

Interest is payable on borrowings under the revolving line of credit facility monthly at a rate equal to the LIBOR or the base rate as selected by management, plus an applicable margin which ranges from 0.50% to 2.50% and is set quarterly depending upon the seasonal or non-seasonal period and average net availability under the revolving line of credit facility during the previous quarter.

An unused line fee is payable quarterly in an amount equal to 0.25% of the sum of the average daily unused revolving commitment plus the average daily unused letter of credit commitment. A customary fee is also payable to the administrative agent under the loan agreement on an annual basis.

The availability of the revolving line of credit facility is subject to a borrowing base, which is comprised of eligible credit card receivables, the liquidation value of eligible landed inventory, eligible distribution center inventory and the liquidation value of eligible in-transit inventory.

Borrowings under the revolving line of credit facility are secured by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. As of August 3, 2013, the Company was in compliance with all of its debt covenants.

The loan, guaranty and security agreement relating to the Company’s revolving line of credit facility includes customary affirmative and negative covenants, including a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $500,000 in any fiscal year, (iii) to the Company to pay federal, provincial, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries, (iv) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with the ordinary corporate governance, overhead, legal and accounting and maintenance and (v) additional distributions and dividends in an aggregate amount not to exceed $1,000,000 during the term of the facility. The loan, guaranty and security agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company.

Subsequent to the balance sheet date, on August 27, 2013, Gordmans, Inc. entered into a $45.0 million senior term loan with Cerberus Business Finance, LLC. The senior term loan has a maturity date of August 27, 2018, with payments of $281,250 due on a quarterly basis beginning in October 2014 through October 2015 and payments of $421,875 due on a quarterly basis beginning January 2016 through the maturity date, with the remaining principal due on the maturity date. The senior term loan contains an early payment provision, exercisable at the Company’s option, pursuant to which the Company may repay all or a portion of the outstanding principal amount at any time, subject to a prepayment penalty. The senior term loan carries an interest rate of the prime rate plus 5.25% with a floor of 3.25% or the LIBOR rate plus 7.0% with a floor of 1.5%, as selected by the Company. The senior term loan is secured by the Company’s assets, except as specifically excluded in the agreement. The senior term loan has certain financial covenants, including a minimum fixed charge coverage ratio, a maximum leverage ratio and limitations on the annual amount of capital expenditures, and customary affirmative and negative covenants similar to those under the revolving line of credit facility.

Contractual Obligations and Off-Balance-Sheet Arrangements

As noted in the table below, the Company has contractual obligations and commitments as of August 3, 2013 that may affect the financial condition of the Company. However, we believe there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition, results of operations, or cash flows. Other than the letters of credit set forth in the table below, the Company had no off-balance-sheet arrangements as of August 3, 2013.

The following table summarizes our contractual obligations and commitments as of August 3, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating leases(1)(2)	$344,800	$23,980	$95,412	$73,435	$151,973
Revolving line of credit	—	—	—	—	—
Letters of credit	1,046	1,046	—	—	—

Total	$345,846	$25,026	$95,412	$73,435	$151,973

(1)	Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds, but are not included in operating lease obligations.
(2)

Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 36% of lease expense for our retail stores in the twenty-six weeks ended August 3, 2013.

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

Interest Rate Risk

We are exposed to interest rate risk primarily through borrowings under our revolving line of credit facility which bears interest at variable rates. Subsequent to the balance sheet date, we are also exposed to interest rate risk through borrowings on a senior term loan entered into on August 27, 2013.

Borrowings under the revolving line of credit facility bear interest at the base rate plus 0.75% (4.00% at August 3, 2013) with an option to bear interest at the LIBOR interest rate plus 2.00%. Borrowings under the revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $60.0 million ($80.0 million as a result of the amendment of the revolving line of credit on August 27, 2018, subsequent to the balance sheet date). There were no borrowings during the first half of fiscal 2013 and no borrowings outstanding under our revolving credit facility at August 3, 2013.

Borrowings under the senior term loan bear interest at the interest rate of the prime rate plus 5.25% with a floor of 3.25% or the LIBOR rate plus 7.0% with a floor of 1.5%, as selected by the Company.

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

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 3, 2013 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Except as set forth below, our risk factors have not changed materially from those disclosed in our fiscal year 2012 Annual Report on Form 10-K. The risk factors set forth below and the risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

Our loan agreements may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations and capital needs.

Our loan, security and guaranty agreement relating to our revolving line of credit facility, which provides for borrowings of up to $80 million, contains limitations on our ability to:

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

In addition, this loan agreement requires us to maintain minimum excess availability equal to at least 10% of the revolving line of credit facility.

In connection with the special cash dividend declared on August 26, 2013, we also entered into a senior term loan requiring principal and interest payments over the term of the senior term loan that increase the risk that we may be unable to generate cash sufficient to pay amounts as due or we may have to borrow on our revolving line of credit facility to fund the principal payments. In addition, the interest rate on the senior term loan is subject to variability, which exposes us to interest rate risk and could have a material adverse effect on our financial condition and results of operations. The senior term loan also contains certain financial covenants and additional limitations on our business activities. In particular, our senior term loan requires us to maintain a certain leverage ratio and fixed charge coverage ratio. Our senior term loan includes restrictive covenants substantially similar to those in our loan, security and guarantee agreement. As a result of these covenants, as well as the covenants in our loan, security and guaranty agreement, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs.

A failure by us or our subsidiaries to comply with the covenants under either of our loan agreements would result in an event of default under such indebtedness. Although we currently have no outstanding borrowings under our loan, security and guaranty agreement, upon an event of default, the lenders could elect to declare all amounts outstanding in the future to be due and payable and exercise other remedies as set forth in the loan agreement. Likewise, the lenders under our senior term loan could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in that loan agreement. If any of our indebtedness were to be accelerated, it could result in cross defaults under our other debt agreements and could adversely affect our ability to respond to changes in our business and manage our operations. In addition, upon an acceleration of any of our indebtedness, there can be no assurance that our assets would be sufficient to repay the accelerated indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern. Further, our loan agreements contain, and agreements evidencing or governing other future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our best long-term interests.

We cannot assure you that we will pay cash dividends on our common stock in the near future.

On August 26, 2013, our board of directors approved and we declared a $70 million, or $3.60 per share of common stock, special cash dividend. However, we do not currently anticipate that we will pay any additional cash dividends on shares of our common stock in the near future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions (including under our loan agreements), restrictions imposed by applicable law and other factors our board of directors deems relevant. Additionally, our operating subsidiaries are currently restricted from paying cash dividends by the agreements governing their indebtedness, and we expect these restrictions to continue in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are filed or furnished with this Quarterly Report:

EXHIBIT INDEX

Exhibit Number	Description

10.1	Geoffrey B. Ayoub Severance Agreement Letter, dated May 13, 2013.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	As provided in Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2013

GORDMANS STORES, INC.

By:	/s/ JEFF GORDMAN
Jeff Gordman
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ MICHAEL D. JAMES
Michael D. James
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer and Principal Accounting Officer)