Form 10-Q
period 2013-11-02
Gordmans Stores, Inc.
filed 2013-12-03
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

or

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

Common Stock, $0.001 par value, outstanding as of December 2, 2013: 19,420,444 shares

GORDMANS STORES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except share data)

(Unaudited)

	13 Weeks Ended November 2, 2013	13 Weeks Ended October 27, 2012	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012
Net sales	$151,333	$143,072	$419,536	$405,232
License fees from leased departments	2,157	1,917	5,846	5,474
Cost of sales	(86,452)	(80,716)	(240,133)	(224,249)

Gross profit	67,038	64,273	185,249	186,457
Selling, general and administrative expenses	(64,560)	(57,763)	(175,833)	(161,147)

Income from operations	2,478	6,510	9,416	25,310
Interest expense, net	(892)	(118)	(1,130)	(366)

Income before taxes	1,586	6,392	8,286	24,944
Income tax expense	(487)	(2,397)	(3,005)	(9,354)

Net income	$1,099	$3,995	$5,281	$15,590

Basic earnings per share	$0.06	$0.21	$0.27	$0.81
Diluted earnings per share	$0.06	$0.21	$0.27	$0.80

Basic weighted average shares outstanding	19,307,499	19,188,340	19,268,957	19,139,880
Diluted weighted average shares outstanding	19,385,032	19,437,988	19,337,684	19,387,080

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s except share data)

(Unaudited)

	November 2, 2013	February 2, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,307	$40,824
Accounts receivable	2,512	2,049
Landlord receivable	5,796	8,787
Income taxes receivable	5,157	1,300
Merchandise inventories	149,265	78,006
Deferred income taxes	2,819	2,617
Prepaid expenses and other current assets	9,727	6,552

Total current assets	184,583	140,135
PROPERTY AND EQUIPMENT, net	66,069	45,966
INTANGIBLE ASSETS, net	1,927	1,992
OTHER ASSETS, net	5,477	3,033

TOTAL ASSETS	$258,056	$191,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$89,516	$34,211
Accrued expenses	32,190	22,789
Current portion of long-term debt	15,972	189

Total current liabilities	137,678	57,189

NONCURRENT LIABILITIES:
Long-term debt, less current portion	44,719	—
Deferred rent	26,752	21,997
Deferred income taxes	9,680	9,236
Other liabilities	419	316

Total noncurrent liabilities	81,570	31,549

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of November 2, 2013 and February 2, 2013	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 19,824,856 issued and 19,420,444 outstanding as of November 2, 2013, 19,804,102 issued and 19,404,322 outstanding as of February 2, 2013	19	19
Additional paid-in capital	53,530	52,461
Retained earnings (accumulated deficit)	(14,741)	49,908

Total stockholders’ equity	38,808	102,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$258,056	$191,126

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share data)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE, January 28, 2012	19,315,664	$19	$51,327	$26,377	$77,723
Share-based compensation expense	—	—	711	—	711
Issuance of common stock pursuant to secondary offering, net of transaction costs of $457	40,000	—	178	—	178
Issuance of restricted stock	73,600	—	—	—	—
Net income	—	—	—	15,590	15,590

BALANCE, October 27, 2012	19,429,264	$19	$52,216	$41,967	$94,202

BALANCE, February 2, 2013	19,404,322	$19	$52,461	$49,908	$102,388
Share-based compensation expense	—	—	985	—	985
Issuance of restricted stock	8,400	—	—	—	—
Repurchase of common stock	(4,632)	—	(52)	—	(52)
Exercise of stock options	12,354	—	136	—	136
Dividend declared ($3.60 per share)	—	—	—	(69,930)	(69,930)
Net income	—	—	—	5,281	5,281

BALANCE, November 2, 2013	19,420,444	$19	$53,530	$(14,741)	$38,808

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Unaudited)

	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,281	$15,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,118	4,833
Loss on disposal of property and equipment	—	46
Amortization of deferred financing fees	280	239
Deferred income taxes	242	721
Share-based compensation expense	985	711
Net changes in operating assets and liabilities:
Accounts, landlord and income taxes receivable	(1,329)	1,875
Merchandise inventories	(71,259)	(65,816)
Prepaid expenses and other current assets	(3,175)	1,443
Other assets	(714)	(436)
Accounts payable	55,305	49,689
Deferred rent	4,755	4,824
Accrued expenses and other liabilities	7,177	1,516

Net cash provided by operating activities	4,666	15,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(41,467)	(32,873)
Proceeds from sale-leaseback transactions	16,390	14,379
Proceeds from insurance settlement	—	423

Net cash used in investing activities	(25,077)	(18,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(69,682)	—
Borrowings on revolving line of credit	23,941	—
Repayments on revolving line of credit	(8,250)	—
Proceeds from senior term loan	45,000	—
Repurchase of common stock	(52)	—
Debt issuance costs	(2,010)	—
Payment of long-term debt	(189)	(543)
Proceeds from the exercise of stock options	136	—
Proceeds from issuance of common stock pursuant to secondary offering, net of transaction costs of $457	—	178

Net cash used in financing activities	(11,106)	(365)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,517)	(3,201)
CASH AND CASH EQUIVALENTS, Beginning of period	40,824	35,413

CASH AND CASH EQUIVALENTS, End of period	$9,307	$32,212

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

B. DESCRIPTION OF THE BUSINESS

Gordmans Stores, Inc. operated 93 everyday value price department stores under the trade name “Gordmans” located in 19 states as of November 2, 2013. Gordmans offers a wide assortment of name brand clothing for all ages, accessories (including fragrances), footwear and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment. The Company has one reportable segment. The Company’s operations include activities related to retail stores. The Company opened ten new stores during the thirty-nine weeks ended November 2, 2013 and opened nine new stores during the thirty-nine weeks ended October 27, 2012.

The following table reflects the percentage of revenues by major merchandising category:

	13 Weeks Ended November 2, 2013	13 Weeks Ended October 27, 2012	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012
Apparel	60.1%	59.8%	59.3%	58.6%
Home Fashions	25.5	25.1	25.3	25.2
Accessories (including fragrances)	14.4	15.1	15.4	16.2

Total	100.0%	100.0%	100.0%	100.0%

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	November 2, 2013	February 2, 2013
Leasehold improvements	$9,180	$6,716
Furniture, fixtures and equipment	45,482	35,526
Computer software	16,487	15,075
Capitalized leases	1,740	1,740
Construction in progress	15,627	2,331

	88,516	61,388
Less accumulated depreciation and amortization	(22,447)	(15,422)

	$66,069	$45,966

D. DEBT OBLIGATIONS

Revolving Line of Credit Facility – The Company has an $80.0 million revolving line of credit facility dated February 20, 2009, as amended effective August 27, 2013, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) and PNC Bank (“WF LOC”). The credit facility expires on August 27, 2018. The amendment to the WF LOC amends certain terms of the revolving line of credit facility, including an increase in the maximum available borrowings from $60.0 million to $80.0 million, a 0.25% reduction in the interest rate for base rate advances and LIBOR rate advances both during seasonal and non-seasonal periods, a decrease in the unused line fee from 0.375% to 0.25%, and the removal of the limitation on annual capital expenditures. The WF LOC allows the Company to increase the maximum available borrowings under the facility to $100.0 million. Deferred financing fees of $0.2 million related to the amendment of the WF LOC were capitalized and are included in other assets, net and are being amortized on a straight line basis over the remaining term of the revolving line of credit facility. The Company had $15.7 million of borrowings outstanding under the WF LOC as of November 2, 2013, which are included in the current portion of long-term debt at November 2, 2013 as the Company intends to repay the outstanding borrowings within the next twelve months. The Company had no borrowings outstanding under the WF LOC as of February 2, 2013 or October 27, 2012.

Borrowings under this facility bear interest at various rates based on the excess availability and time of year, with two rate options at the discretion of management as follows: (1) For base rate advances, borrowings bear interest at the prime rate plus 0.75% during the non-seasonal period and the prime rate plus 1.50% during the seasonal period. When excess availability is $40.0 million or greater, borrowings for base rate advances bear interest at the prime rate plus 0.50% during the non-seasonal period and the prime rate plus 1.25% during the seasonal period; (2) For LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 1.75% during the non-seasonal period and the LIBOR rate plus 2.50% during the seasonal period. When excess availability is $40.0 million or greater, borrowings for LIBOR rate advances bear interest at the LIBOR rate plus 1.50% during the non-seasonal period and the LIBOR rate plus 2.25% during the seasonal period. Borrowings available under the WF LOC may not exceed the borrowing base (consisting of specified percentages of credit card receivables and eligible inventory, less applicable reserves). The Company must maintain minimum excess availability equal to at least 10% of the borrowing base, or $8.0 million. The Company had $63.6 million and $51.0 million available to borrow at November 2, 2013 and February 2, 2013, respectively. Borrowings under this facility bore an interest rate of 3.75% under the base rate option at November 2, 2013 and would have borne an interest rate of 4.00% under the base rate option at February 2, 2013. The Company had outstanding letters of credit included in the borrowing base totaling approximately $0.7 million and $0.2 million as of November 2, 2013 and February 2, 2013, respectively.

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

Among other provisions, the loan, guaranty and security agreement relating to the Company’s revolving line of credit facility contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under the $45.0 million Loan, Guaranty and Security Agreement by and among the Borrower, each of the other credit parties signatory thereto, and lenders party thereto and Cerberus Business Finance, LLC, as the administrative agent for the lenders (the “senior term loan”), and indebtedness not to exceed $11,000,000 in any fiscal year and $30,000,000 in the aggregate to finance the acquisition, construction or installation of equipment or fixtures at the Company’s retail store locations, distribution centers or corporate office. The revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $500,000 in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries and (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with ordinary corporate governance, overhead, legal and accounting and maintenance. The loan, guaranty and security agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. As of November 2, 2013, the Company was in compliance with all of its debt covenants.

Senior Term Loan – On August 26, 2013, the Company declared a special cash dividend of $3.60 per share, or $69.9 million, of which $69.7 million was paid in the third quarter of fiscal 2013 and $0.2 million will be paid as non-vested restricted stock eligible to receive the dividend becomes vested. To finance a portion of the special cash dividend, Gordmans, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, entered into a $45.0 million senior term loan on August 27, 2013. The senior term loan has a maturity date of August 27, 2018, with payments of $0.3 million due on a quarterly basis beginning in October 2014 and payments of $0.4 million due on a quarterly basis beginning in January 2016 through the maturity date, with the remaining principal due on the maturity date. The Company may repay at any time all or a portion of the outstanding principal amount, subject to a prepayment premium equal to 2% in the first year and 1% in the second year (there is no prepayment premium after the second year). The senior term loan carries an interest rate equal to the prime rate plus 5.25% with a floor of 3.25% or the LIBOR rate plus 7.0% with a floor of 1.5%, as selected by the Company. The interest rate at November 2, 2013 was 8.5%. Deferred financing fees of $1.8 million related to the senior term loan were capitalized and are included in other assets, net and are being amortized over the five year term of the senior term loan using the effective interest method.

The senior term loan is secured on a second lien basis by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement.

The senior term loan contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include indebtedness not to exceed $7,500,000 at any time to finance the acquisition of fixed assets, including capital lease obligations, borrowings under the revolving line of credit facility and other indebtedness not to exceed $15,000,000 in any fiscal year and $30,000,000 in the aggregate to finance the acquisition, construction or installation of equipment or fixtures at the Company’s retail store locations, distribution centers or corporate office. The senior term loan also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries. The exceptions to this covenant are substantially similar to the exceptions under the revolving line of credit facility. The senior term loan also contains financial covenants requiring the Company to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio, as well as limitations on the annual amount of capital expenditures. As of November 2, 2013, the Company was in compliance with all of its debt covenants.

Long-term Debt – Long-term debt consists of the following:

	November 2, 2013	February 2, 2013
Revolving line of credit facility	$15,691	$—
Senior term loan	45,000	—
Capital lease obligations	—	189

Total long-term debt	60,691	189
Less current portion of long-term debt	(15,972)	(189)

Long-term debt, less current portion	$44,719	$—

At November 2, 2013, annual maturities of long-term debt during the next five fiscal years and thereafter were as follows:

Remainder of 2013	$—
2014	562
2015	1,266
2016	1,688
2017	1,688
After 2017	55,487

Total long-term debt	$60,691

Financial Instruments – Based on the borrowing rates currently available to the Company for debt with similar terms and the variable interest rate of the senior term loan, which has not changed since the agreement was signed in August 2013, the fair value of the senior term loan approximates its carrying amount of $45.0 million at November 2, 2013. Fair value approximates the carrying value of balances outstanding on the revolving line of credit facility due to both the short-term nature of these borrowings and the variable interest rates of this agreement. For all other financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

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

Future minimum lease payments under operating leases as of November 2, 2013 are as follows:

Remainder of 2013	$12,104
2014	50,462
2015	48,718
2016	41,304
2017	37,467
After 2017	168,163

Total minimum lease payments	$358,218

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

On August 26, 2013, the Company declared a special cash dividend of $69.9 million, or $3.60 per share, of which $69.7 million was paid during the thirty-nine weeks ended November 2, 2013. The remaining $0.2 million will be paid as the non-vested restricted stock eligible to receive the dividend becomes vested. Pursuant to the anti-dilution provisions of the 2010 Plan, the Company modified the exercise price of all outstanding stock options on the dividend date by reducing the exercise price of each non-qualified stock option by the dividend per share of $3.60 and the incentive stock options by $2.82 per share. In addition, pursuant to the 2010 Plan, the Company granted 77,195 shares of additional incentive stock options on September 24, 2013 to the existing holders of the incentive stock options to maintain the same intrinsic value of the awards both before and after the dividend payment, with the additional incentive stock options adopting the same vesting schedule as the original incentive stock options awarded. The Company compared the fair value of the original stock options immediately before the modifications to the fair value of the modified stock options immediately after the modifications to the awards and, as a result, no additional share-based compensation expense is required to be recognized over the remaining vesting periods of the stock options. There were no modifications to the restricted stock awards outstanding on the dividend date.

There were 483,790 shares of common stock available for future grants under the 2010 Plan at November 2, 2013.

A summary of restricted stock activity during the thirty-nine weeks ended November 2, 2013 is set forth in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, February 2, 2013	168,262	$8.58
Granted	8,400	12.81
Repurchased	(4,632)	11.24
Vested	(102,972)	4.08

Non-vested, November 2, 2013	69,058	$15.63

Restricted stock vests at varying rates of 25% per year over four years or 20% per year over five years as applicable. Unrecognized compensation expense on the restricted stock was $1.0 million at November 2, 2013, which is expected to be recognized over a period of 1.8 years. The total fair value of shares vested during the thirty-nine weeks ended November 2, 2013 was $1.4 million. The Company repurchased 4,632 shares from participants on September 30, 2013 pursuant to the restricted stock agreements at a fair value of $11.24 per share, which is reflected as a financing cash outflow in the consolidated statement of cash flows for the thirty-nine weeks ended November 2, 2013. There was no excess tax benefit related to the restricted stock repurchased from participants.

A summary of stock option activity during the thirty-nine weeks ended November 2, 2013 is set forth in the table below and reflects the exercise price reductions noted above for all stock options resulting from the special cash dividend paid in September 2013:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (thousands)
Outstanding, February 2, 2013	947,592	$12.07
Granted	127,895	8.67
Exercised	(12,354)	11.00
Forfeited	(55,740)	13.50

Outstanding, November 2, 2013	1,007,393	11.60	7.9 years	$—
Exercisable, November 2, 2013	377,660	10.84	7.4	—
Vested or expected to vest at November 2, 2013	984,818	11.58	7.8	—

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of November 2, 2013 and the option strike price. The stock price at November 2, 2013 was $9.90, which was below the weighted average exercise price for options outstanding, exercisable and vested or expected to vest at November 2, 2013.

The Company received $0.1 million of proceeds from the exercise of stock options during the thirty-nine weeks ended November 2, 2013, which is reflected as a financing cash inflow in the condensed consolidated statement of cash flows for the thirty-nine weeks ended November 2, 2013. The aggregate intrinsic value of stock options exercised during the thirty-nine weeks ended November 2, 2013 was $35 thousand.

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

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during the thirty-nine weeks ended November 2, 2013 are illustrated in the following table:

39 Weeks Ended November 2, 2013
Risk-free interest rate	1.25% - 2.00%
Dividend yield	2.0%
Expected volatility	35.0% - 36.0%
Expected life (years)	6.25
Weighted average fair value of options granted	$3.90

Stock options have ten-year contractual terms and vest at varying rates of either 20% per year over five years or 25% per year over four years as applicable. None of the stock options outstanding at November 2, 2013 were subject to performance or market-based vesting conditions. As of November 2, 2013, the unrecognized compensation expense on stock options was $2.4 million, which is expected to be recognized over a weighted average period of 2.7 years.

For the thirteen week periods ended November 2, 2013 and October 27, 2012, share-based compensation expense was $0.3 million and $0.3 million, respectively. Share-based compensation expense for the thirty-nine week periods ended November 2, 2013 and October 27, 2012 was $1.0 million and $0.7 million, respectively. Share-based compensation expense is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

G. EARNINGS PER SHARE

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

	13 Weeks Ended November 2, 2013	13 Weeks Ended October 27, 2012	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012
Basic weighted average shares outstanding	19,307,499	19,188,340	19,268,957	19,139,880
Dilutive effect of non-vested stock and stock options	77,533	249,648	68,727	247,200

Diluted weighted average shares outstanding	19,385,032	19,437,988	19,337,684	19,387,080

The anti-dilutive effect of 235,884 and 236,080 stock options and non-vested stock has been excluded from diluted weighted average shares outstanding for the thirteen and thirty-nine weeks ended November 2, 2013, respectively. There were 112,048 and 84,337 anti-dilutive stock options excluded from diluted weighted average shares outstanding for the thirteen and thirty-nine weeks ended October 27, 2012, respectively.

H. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash investing activities and other cash flow information:

	13 Weeks Ended November 2, 2013	13 Weeks Ended October 27, 2012	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012
Non-cash investing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$4,141	$1,927	$4,141	$1,927
Sales of property and equipment pursuant to sale-leaseback accounting	3,897	8,229	8,544	14,379
Other cash flow information:
Cash paid for interest, net	772	40	908	127
Cash paid for income taxes, net	—	3,776	6,623	8,569

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

The following discussion and analysis should be read in conjunction with our fiscal year 2012 Annual Report on Form 10-K and the unaudited condensed consolidated financial statements and the related notes thereto included in Item 1. Condensed Consolidated Financial Statements of this Quarterly Report.

Executive Overview

Gordmans is an everyday value price department store retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories (including fragrances), footwear and home fashions. The origins of Gordmans date back to 1915, and as of November 2, 2013, we operated 93 stores in 19 states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

We opened ten new stores during the thirty-nine weeks ended November 2, 2013 in six new markets and two existing markets, of which three new stores were opened during the third quarter of fiscal 2013, compared to nine new stores in four new markets and two existing markets during the thirty-nine weeks ended October 27, 2012, of which two new stores were opened during the third quarter of fiscal 2012.

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

Overview

Net income for the thirteen and thirty-nine week periods ended November 2, 2013 was $1.1 million and $5.3 million, respectively, as compared to net income of $4.0 million and $15.6 million, respectively, for the thirteen and thirty-nine week periods ended October 27, 2012. The decrease in net income was due to a decrease in comparable store sales, a decrease in gross profit margin and higher selling, general and administrative expenses, partially offset by higher net sales attributable to new stores. Below are highlights of our financial results for the thirteen and thirty-nine week periods ended November 2, 2013.

•	Net sales increased 5.8% and 3.5% for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, as compared to the thirteen and thirty-nine weeks ended October 27, 2012 due to an increase in non-comparable store sales from the addition of nine new stores in fiscal 2012, two of which opened in the third quarter of fiscal 2012, and the ten new stores opened during the thirty-nine weeks ended November 2, 2013, including the three new stores opened during the third quarter of fiscal 2013. Comparable store sales decreased 6.1% and 6.5%, respectively, for the thirteen and thirty-nine weeks ended November 2, 2013.

•	Gross profit margin decreased 60 basis points and 180 basis points in the thirteen and thirty-nine week periods ended November 2, 2013, respectively, as compared to the thirteen and thirty-nine week periods ended October 27, 2012 primarily as a result of higher markdowns to reduce inventory levels and to address slow selling merchandise.

•	Higher selling, general and administrative expenses were primarily attributable to the nine new stores opened during fiscal 2012 and the ten new stores opened during the thirty-nine weeks ended November 2, 2013.

Basis of Presentation and Results of Operations

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. Fiscal year 2013 represents a fifty-two week year ending February 1, 2014, while fiscal year 2012 was a fifty-three week year ended February 2, 2013. All references to fiscal years are to the calendar year in which the fiscal year begins. The thirteen weeks ended November 2, 2013 and the thirteen weeks ended October 27, 2012 represent the third quarters of fiscal 2013 and fiscal 2012, respectively. The thirty-nine weeks ended November 2, 2013 and the thirty-nine weeks ended October 27, 2012 represent the first three quarters of fiscal 2013 and fiscal 2012, respectively.

The table below sets forth the condensed consolidated statements of operations data for the periods presented (in thousands):

	13 Weeks Ended November 2, 2013	13 Weeks Ended October 27, 2012	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012
Statements of Operation Data:
Net sales	$151,333	$143,072	$419,536	$405,232
License fees from leased departments	2,157	1,917	5,846	5,474
Cost of sales	(86,452)	(80,716)	(240,133)	(224,249)

Gross profit	67,038	64,273	185,249	186,457
Selling, general and administrative expenses	(64,560)	(57,763)	(175,833)	(161,147)

Income from operations	2,478	6,510	9,416	25,310
Interest expense, net	(892)	(118)	(1,130)	(366)

Income before taxes	1,586	6,392	8,286	24,944
Income tax expense	(487)	(2,397)	(3,005)	(9,354)

Net income	$1,099	$3,995	$5,281	$15,590

The table below sets forth the components of the condensed consolidated statements of operations as a percentage of net sales:

	13 Weeks Ended November 2, 2013 (1)	13 Weeks Ended October 27, 2012 (1)	39 Weeks Ended November 2, 2013 (1)	39 Weeks Ended October 27, 2012 (1)
Net sales	100.0%	100.0%	100.0%	100.0%
License fees from leased departments	1.4	1.3	1.4	1.4
Cost of sales	(57.1)	(56.4)	(57.2)	(55.3)

Gross profit	44.3	44.9	44.2	46.0
Selling, general and administrative expenses	(42.7)	(40.4)	(41.9)	(39.8)

Income from operations	1.6	4.6	2.2	6.2
Interest expense, net	(0.6)	(0.1)	(0.3)	(0.1)

Income before taxes	1.0	4.5	2.0	6.1
Income tax expense	(0.3)	(1.7)	(0.7)	(2.3)

Net income	0.7%	2.8%	1.3%	3.8%

(1)	Percentages may not foot due to rounding.

Thirteen Weeks Ended November 2, 2013 Compared to Thirteen Weeks Ended October 27, 2012

Net Sales

Net sales for the thirteen weeks ended November 2, 2013 increased $8.3 million, or 5.8%, to $151.3 million as compared to $143.1 million for the thirteen weeks ended October 27, 2012. This increase was the result of a $16.5 million increase in non-comparable store sales due to the addition of two new stores in the third quarter of fiscal 2012 and the opening of ten new stores in the first three quarters of fiscal 2013, three of which opened during the third quarter of fiscal 2013. Comparable store sales decreased $8.2 million, or 6.1%, primarily due to a high single digit decrease in comparable transactions. The decrease in comparable transactions was partially offset by a low single digit increase in the average sale per transaction, which improved from the third quarter of fiscal 2012 in part due to the roll out of our guest loyalty program, gRewards, to all stores in the second quarter. From a major merchandising category perspective, Apparel and Home Fashions incurred mid-single digit comparable store sales decreases for the thirteen weeks ended November 2, 2013 compared to the thirteen weeks ended October 27, 2012, while Accessories (including Fragrances) experienced a high single digit comparable store sales decrease for the same period.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for the thirteen weeks ended November 2, 2013 increased $0.2 million, or 12.5%, to $2.2 million as compared to $1.9 million for the thirteen weeks ended October 27, 2012 primarily due to new store growth.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirteen weeks ended November 2, 2013 increased $2.8 million, or 4.3%, to $67.0 million as compared to $64.3 million for the thirteen weeks ended October 27, 2012. Gross profit margin decreased 60 basis points to 44.3% of net sales as compared to 44.9% of net sales for the third quarter of 2012 primarily due to an increase in markdowns as a percentage of net sales during the third quarter of 2013 to clear slow selling merchandise.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended November 2, 2013 increased $6.8 million, or 11.8%, to $64.6 million as compared to $57.8 million for the thirteen weeks ended October 27, 2012. As a percentage of net sales, selling, general and administrative expenses increased to 42.7% as compared to 40.4% for the third quarter of 2012, a 230 basis point increase. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher store expenses and higher corporate expenses associated with a decrease in comparable store sales, higher depreciation expense and higher pre-opening expenses.

Store expenses increased $3.9 million in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 primarily due to increased payroll, rent and real estate, maintenance and utilities expenses associated with new store growth, higher travel and higher credit card fees. Store expenses were 26.9% of net sales in the third quarter of fiscal 2013 as compared to 25.7% of net sales in the third quarter of fiscal 2012, a 120 basis point increase, primarily resulting from higher payroll, rent, real estate and maintenance expenses as a percentage of net sales associated with the decrease in comparable store sales.

Corporate expenses increased $1.2 million in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 primarily due to higher information technology costs of $0.4 million related to supporting our enterprise merchandise system that was implemented in fiscal 2012 and higher payroll costs of $0.3 million for the addition of new staff positions to support our growth and merit compensation increases, partially offset by a decrease in accrued management bonuses. In addition, higher consulting and legal expenses of $0.3 million and higher recruiting and relocation expenses of $0.2 million contributed to the increase in corporate expenses. Corporate expenses were 6.3% of net sales in the third quarter of fiscal 2013 as compared to 5.8% of net sales in the third quarter of fiscal 2012, a 50 basis point increase, primarily resulting from higher information technology costs, higher recruiting and relocation costs and higher payroll costs as a percentage of net sales associated with the decrease in comparable store sales.

Depreciation and amortization expenses increased $0.7 million, or 40 basis points as a percentage of net sales, in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 due to increased property additions associated with new store openings and investments related to our information technology systems.

Distribution center expenses increased $0.4 million in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 primarily due to higher payroll expenses of $0.6 million and higher outbound freight delivery expenses of $0.5 million. These increases were partially offset by higher capitalized freight of $0.5 million in the third quarter of fiscal 2013 as compared to the same period a year ago, which represents a reduction in outbound freight delivery expense and a corresponding increase in inventory as inventory levels increase in the third quarter prior to the holiday season. Distribution center expenses were 4.3% of net sales in both the third quarter of fiscal 2013 and the third quarter of fiscal 2012.

Store pre-opening expenses increased $0.4 million, or 20 basis points as a percentage of net sales, in the third quarter of fiscal 2013 due to the opening of three new stores in the third quarter of fiscal 2013 as compared to the two new stores opened in the third quarter of fiscal 2012.

A $0.2 million increase in advertising expenses was primarily related to the expansion in the number of markets in which the Company operates stores as well as the increase in the number of stores, and also due to expenses associated with the promotion of our loyalty program, which was rolled out to all of our stores in the second quarter of fiscal 2013. Advertising expenses were 2.8% of net sales in both the third quarter of fiscal 2013 and the third quarter of fiscal 2012.

Interest Expense, Net

Interest expense, net for the thirteen weeks ended November 2, 2013 increased $0.8 million to $0.9 million as compared to $0.1 million for the thirteen weeks ended October 27, 2012. This increase is primarily the result of interest expense, including the amortization of deferred financing fees, related to the $45.0 million senior term loan that the Company entered into on August 27, 2013 to partially fund the $69.9 million special cash dividend declared on August 26, 2013.

Income before Taxes

Income before taxes for the third quarter of fiscal 2013 was $1.6 million compared to $6.4 million in the third quarter of fiscal 2012. As a percentage of net sales, income before taxes was 1.0% for the third quarter of fiscal 2013 compared to 4.5% for the third quarter of fiscal 2012.

Income Tax Expense

Income tax expense for the thirteen weeks ended November 2, 2013 was $0.5 million compared to income tax expense of $2.4 million for the thirteen weeks ended October 27, 2012. The effective income tax rate for the third quarter of fiscal 2013 was 30.7% compared to an effective rate of 37.5% for the third quarter of fiscal 2012. During the third quarter of fiscal 2013, the estimated effective income tax rate for fiscal 2013 was lowered from 37.5% to 36.3%. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income

Net income for the third quarter of fiscal 2013 decreased $2.9 million, or 72.5%, to $1.1 million compared to $4.0 million for the third quarter of fiscal 2012. As a percentage of net sales, net income was 0.7% for the third quarter of fiscal 2013 compared to 2.8% for the third quarter of fiscal 2012. The decrease in net income as a percentage of net sales resulted primarily from the decrease in comparable store sales, the 60 basis point decrease in gross profit margin and the increase in selling, general and administrative expenses primarily associated with our new store growth.

Thirty-nine Weeks Ended November 2, 2013 Compared to Thirty-nine Weeks Ended October 27, 2012

Net Sales

Net sales for the thirty-nine weeks ended November 2, 2013 increased $14.3 million, or 3.5%, to $419.5 million as compared to $405.2 million for the thirty-nine weeks ended October 27, 2012. This increase was the result of a $39.3 million increase in non-comparable store sales due to the addition of nine new stores in fiscal 2012, all of which opened in the first three quarters of fiscal 2012, and the opening of ten new stores in the first three quarters of fiscal 2013, three of which opened during the third quarter of fiscal 2013. Comparable store sales decreased $25.0 million, or 6.5%, due to a high single digit decrease in comparable transactions, partially offset by a low single digit increase in the average sale per transaction. From a major merchandising category perspective, Apparel and Home Fashions experienced mid-single digit comparable store sales decreases for the thirty-nine weeks ended November 2, 2013 compared to the thirty-nine weeks ended October 27, 2012, while Accessories (including Fragrances) experienced a high single digit comparable store sales decrease for the first three quarters of fiscal 2013.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for the thirty-nine weeks ended November 2, 2013 increased $0.4 million, or 6.8%, to $5.8 million as compared to $5.5 million for the thirty-nine weeks ended October 27, 2012 primarily due to new store growth.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirty-nine weeks ended November 2, 2013 decreased $1.2 million, or 0.6%, to $185.2 million as compared to $186.5 million for the thirty-nine weeks ended October 27, 2012. Gross profit margin decreased 180 basis points to 44.2% of net sales as compared to 46.0% of net sales for the thirty-nine weeks ended October 27, 2012. The 180 basis point decrease was primarily due to an increase in markdowns as a percentage of net sales during the first three quarters of 2013 to clear slow selling merchandise.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirty-nine weeks ended November 2, 2013 increased $14.7 million, or 9.1%, to $175.8 million as compared to $161.1 million for the thirty-nine weeks ended October 27, 2012. As a percentage of net sales, selling, general and administrative expenses increased to 41.9% as compared to 39.8% for the first three quarters of 2012, a 210 basis point increase. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher store expenses and higher corporate expenses associated with a decrease in comparable store sales, as well as higher depreciation expense and higher advertising expenses.

Store expenses increased $8.8 million in the first three quarters of fiscal 2013 as compared to the first three quarters of fiscal 2012 primarily due to increased rent and real estate, payroll and maintenance expenses associated with new store growth. Store expenses were 26.7% of net sales in the first three quarters of fiscal 2013 as compared to 25.5% of net sales in the first three quarters of fiscal 2012, a 120 basis point increase, primarily resulting from higher rent, real estate, payroll and maintenance expenses as a percentage of net sales associated with a decrease in comparable store sales.

Depreciation and amortization expenses increased $2.3 million, or 50 basis points as a percentage of net sales, in the first three quarters of fiscal 2013 as compared to the first three quarters of fiscal 2012 due to increased property additions associated with new store openings and investments in upgrading our information technology systems.

Corporate expenses increased $2.0 million in the first three quarters of fiscal 2013 as compared to the first three quarters of fiscal 2012 primarily due to higher information technology costs of $1.0 million related to supporting our enterprise merchandise system that was implemented in fiscal 2012, higher consulting and legal expenses of $0.5 million, higher payroll costs of $0.4 million for the addition of new staff positions to support our growth and merit compensation increases, partially offset by a decrease in accrued management bonuses, and higher share-based compensation expense of $0.3 million for stock options and restricted stock issued in the second half of fiscal 2012 and the first three quarters of fiscal 2013, partially offset by lower benefit costs of $0.3 million. Corporate expenses were 6.2% of net sales in the first three quarters of fiscal 2013 as compared to 5.9% of net sales in the first three quarters of fiscal 2012, a 30 basis point increase, primarily resulting from higher information technology costs as a percentage of net sales associated with a decrease in comparable store sales.

The $0.8 million increase in distribution center expenses was primarily the result of higher outbound freight delivery expenses of $0.9 million and higher payroll expenses of $0.7 million. These increases were partially offset by higher capitalized freight of $0.7 million in the first three quarters of fiscal 2013 as compared to the same period in the prior year, which represents a reduction in outbound freight delivery expense and a corresponding increase in inventory as inventory levels increase in the third quarter prior to the holiday season. Distribution center expenses were 3.9% of net sales in both the first three quarters of fiscal 2013 and the first three quarters of fiscal 2012.

Advertising expenses increased $0.7 million in the first three quarters of fiscal 2013 as compared to the first three quarters of fiscal 2012 primarily as a result of the rollout of our loyalty program in the second quarter of fiscal 2013 and an increase in direct mail advertising as well as an increase in our store base. Advertising expenses were 2.5% of net sales in the first three quarters of fiscal 2013 as compared to 2.4% of net sales in the first three quarters of fiscal 2012.

Store pre-opening expenses increased $0.2 million in the first three quarters of fiscal 2013 as we opened ten new stores in the first three quarters of fiscal 2013 as compared to the nine new stores opened in the first three quarters of fiscal 2012.

Interest Expense, net

Interest expense, net for the thirty-nine weeks ended November 2, 2013 increased $0.8 million to $1.1 million as compared to $0.4 million for the thirty-nine weeks ended October 27, 2012. This increase is primarily the result of interest expense, including the amortization of deferred financing fees, related to the $45.0 million senior term loan that the Company entered into on August 27, 2013 to partially fund the $69.9 million special cash dividend declared on August 26, 2013.

Income before Taxes

Income before taxes for the first three quarters of fiscal 2013 was $8.3 million compared to $24.9 million in the first three quarters of fiscal 2012. As a percentage of net sales, income before taxes was 2.0% for the first three quarters of fiscal 2013 compared to 6.1% for the first three quarters of fiscal 2012.

Income Tax Expense

Income tax expense for the thirty-nine weeks ended November 2, 2013 was $3.0 million compared to income tax expense of $9.4 million for the thirty-nine weeks ended October 27, 2012. The effective income tax rate for the first three quarters of fiscal 2013 was 36.3% compared to an effective rate of 37.5% for the first three quarters of fiscal 2012 based upon the estimated effective tax rate for fiscal 2013. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income

Net income for the first three quarters of fiscal 2013 decreased $10.3 million, or 66.1%, to $5.3 million compared to $15.6 million for the first three quarters of fiscal 2012. As a percentage of net sales, net income was 1.3% for the first three quarters of fiscal 2013 compared to 3.8% for the first three quarters of fiscal 2012. The decrease in net income as a percentage of net sales resulted primarily from the comparable store sales decrease, the 180 basis point decrease in gross profit margin and the increase in selling, general and administrative expenses primarily associated with our new store growth.

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

Liquidity and Capital Resources

Our primary ongoing cash requirements are for operating expenses, inventory, debt service, capital expenditures related to technology, distribution centers, including the second primary distribution center opening in mid-2014, and existing store improvements, as well as new store capital investment. Our typical investment in a new store is approximately $1.3 million, which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.1 million have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores.

Our working capital at November 2, 2013 decreased $36.0 million, or 43.5%, to $46.9 million compared to working capital of $82.9 million at February 2, 2013. On August 26, 2013, the Company’s board of directors approved and the Company declared a $69.9 million, or $3.60 per share, special cash dividend, of which $69.7 million was paid on September 23, 2013 with the remaining $0.2 million balance to be paid as non-vested restricted stock awards vest. To fund a portion of the dividend payment, the Company entered into a $45.0 million senior term loan with a maturity date of August 27, 2018. The majority of the principal is due on the maturity date, with quarterly principal payments due beginning in October 2014 through the maturity date. The senior term loan contains an early payment provision exercisable at the Company’s option, pursuant to which the Company may repay all or a portion of the outstanding principal amount at any time, subject to a prepayment penalty for any prepayments made during the first two years of the agreement. The remainder of the dividend payment was funded by cash from operations, and principal payments on the senior term loan will be funded by cash from operations and, if necessary, borrowings under the revolving line of credit facility. The revolving line of credit facility was amended on August 27, 2013 to increase the borrowing capacity from $60 million to $80 million and may be increased to a maximum borrowing capacity of $100 million. The amended revolving line of credit facility expires on August 27, 2018.

Borrowings of $15.7 million were outstanding under our revolving line of credit facility at November 2, 2013, as compared to no borrowings outstanding under our revolving line of credit facility on February 2, 2013. Cash and cash equivalents were $9.3 million and $40.8 million as of November 2, 2013 and February 2, 2013, respectively. Net cash provided by operating activities decreased $10.6 million and was $4.7 million for the thirty-nine weeks ended November 2, 2013, compared to net cash provided by operating activities of $15.2 million for the thirty-nine weeks ended October 27, 2012. Availability under our revolving line of credit facility increased 24.7% to $63.6 million at November 2, 2013 compared to $51.0 million at February 2, 2013. Stockholders’ equity, which includes the reduction in retained earnings for the $69.9 million special cash dividend declared on August 26, 2013, was $38.8 million as of November 2, 2013 compared to $102.4 million as of February 2, 2013.

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

Capital Expenditures

Net capital expenditures during the thirty-nine weeks ended November 2, 2013 and October 27, 2012 were $25.1 million and $18.5 million, respectively. Net capital expenditures were comprised of the following (in thousands):

	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012
Recurring capital expenditures
New and existing stores	$27,830	$26,297
Technology-related investments	2,747	5,025
Existing distribution center improvements	276	1,551
Non-recurring capital expenditures
Second distribution center	9,976	—
New corporate office	638	—

Gross capital expenditures	41,467	32,873
Less: Proceeds from sale-leaseback transactions	(16,390)	(14,379)

Net capital expenditures	$25,077	$18,494

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012
Cash flows provided by operating activities	$4,666	$15,235
Cash flows used in investing activities	(25,077)	(18,071)
Cash flows used in financing activities	(11,106)	(365)

Decrease in cash and cash equivalents	(31,517)	(3,201)
Cash and cash equivalents at beginning of period	40,824	35,413

Cash and cash equivalents at end of period	$9,307	$32,212

Cash Flows from Operating Activities

Net cash provided by operating activities in the thirty-nine weeks ended November 2, 2013 was $4.7 million, which included net income of $5.3 million and noncash charges of $8.6 million comprised of depreciation and amortization expense of $7.1 million, share-based compensation expense of $1.0 million, amortization of deferred financing fees of $0.3 million and $0.2 million of changes in deferred income taxes. Net cash provided by operating activities in the thirty-nine weeks ended November 2, 2013 were favorably impacted by an increase in accounts payable primarily related to inventory purchases of $55.3 million heading into the peak holiday season and due to the ten new stores opened during the first three quarters of fiscal 2013 and a $7.2 million increase in accrued expenses primarily due to an increase in new store activity for the ten new stores opened in the first three quarters of fiscal 2013, as well as furniture, fixtures and equipment related to our second primary distribution center opening in mid-2014 and our new corporate headquarters, and an increase in accrued payroll due to the timing of payroll. Net cash provided by operating activities were also favorably impacted by a $4.8 million increase in deferred rent associated with new store growth. These increases in operating cash flows for the thirty-nine weeks ended November 2, 2013 were partially offset by cash used to increase inventory of $71.3 million for the peak holiday season and for the ten new stores opened in the first three quarters of fiscal 2013, a $3.2 million increase in prepaid expenses and other current assets related to new store growth, prepaid marketing for the fourth quarter and the timing of insurance renewals, a $1.3 million increase in accounts, landlord and income taxes receivable primarily due to a $3.9 million increase in income taxes receivable and a $0.5 million increase in accounts receivable, partially offset by a $3.0 million decrease in landlord receivables, and a $0.7 million increase in other assets.

Net cash provided by operating activities in the thirty-nine weeks ended October 27, 2012 was $15.2 million, which included net income of $15.6 million and noncash charges of $6.6 million comprised of depreciation and amortization expense of $4.8 million, changes in deferred taxes of $0.7 million, share-based compensation expense of $0.7 million and amortization of deferred financing fees of $0.2 million. Net cash provided by operating activities in the thirty-nine weeks ended October 27, 2012 were favorably impacted by an increase in accounts payable primarily related to inventory purchases of $49.7 million heading into the peak holiday season and due to the nine new stores opened during the first three quarters of fiscal 2012, a $4.8 million increase in deferred rent related to tenant improvement allowances associated with new store growth, a $1.9 million increase resulting from a decrease in accounts, landlord and income taxes receivable primarily due to cash received from landlords during the first nine months of fiscal 2012, an increase of $1.5 million in accrued expenses and other liabilities and a decrease in prepaid expenses and other current assets of $1.4 million. These increases in operating cash flows for the thirty-nine weeks ended October 27, 2012 were offset primarily by cash used to increase inventory of $65.8 million heading into the peak holiday season and for the nine new stores opened in the first nine months of fiscal 2012 and an increase in other assets of $0.4 million.

Cash Flows from Investing Activities

Net cash used in investing activities in the thirty-nine weeks ended November 2, 2013 and October 27, 2012 was $25.1 million and $18.1 million, respectively. Cash of $41.5 million and $32.9 million was used for purchases of property and equipment during the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively. Cash used in investing activities related primarily to $27.8 million invested in new and existing stores during the first three quarters of fiscal 2013, of which $22.2 million was invested in the ten new stores opened during the thirty-nine weeks ended November 2, 2013 while the remaining $5.6 million was used for fixtures and store improvements for existing stores. This compares to $26.3 million for store investments during the thirty-nine weeks ended October 27, 2012, of which $22.7 million was invested in the nine new stores opened during the first three quarters of fiscal 2012 while the remaining $3.6 million was used for fixtures and store improvements for existing stores. Cash invested in new and existing stores in the first three quarters of fiscal 2013 was $1.5 million more than the same period last year due to an increase in cash invested for fixtures and store improvements for existing stores in the first nine months of fiscal 2013, in part due to the acceleration of such fixtures and store improvement projects for existing stores in the current year to be completed in advance of the holiday season.

The increase in cash used in investing activities in the thirty-nine weeks ended November 2, 2013 is also due to the $10.0 million invested in the second primary distribution center opening in mid-2014 for which construction began in the first quarter of fiscal 2013 and the $0.6 million invested in furniture, fixtures and equipment related to our corporate headquarters, which are being relocated to a new leased building in early 2014. Investments in information technology equipment and software during the thirty-nine weeks ended November 2, 2013 was $2.7 million compared to $5.0 million during the thirty-nine weeks ended October 27, 2012, with the decrease primarily relating to lower investments in our Oracle enterprise merchandising system which was implemented in the second quarter of fiscal 2012. Additionally, existing distribution center improvements were $0.3 million and $1.5 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively.

Proceeds from sale-leaseback transactions were $16.4 million and $14.4 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively, where the Company was deemed the accounting owner of the property and equipment during the new store construction period pursuant to the underlying lease agreement.

Insurance proceeds of $0.4 million were received in the third quarter of fiscal 2012 related to claims for damages to an existing store.

Cash Flows from Financing Activities

Net cash used in financing activities was $11.1 million during the thirty-nine weeks ended November 2, 2013 and $0.4 million during the thirty-nine weeks ended October 27, 2012. To fund a portion of the $69.9 million, or $3.60 per share, special cash dividend declared on August 26, 2013, of which $69.7 million was paid in September 2013, the Company entered into a $45.0 million senior term loan on August 27, 2013. Borrowings and repayments on the revolving line of credit facility were $23.9 million and $8.3 million, respectively, during the thirty-nine weeks ended November 2, 2013, while there were no borrowings on the revolving line of credit facility in the first three quarters of fiscal 2012. Cash of $2.0 million was paid for debt issuance costs during the thirty-nine weeks ended November 2, 2013 related to the $45.0 million senior term loan and the refinancing of the revolving line of credit facility in August 2013. Cash of $0.2 million and $0.5 million was used during the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively, for payments on capital lease and financing agreements. Cash of $0.1 million was used for the repurchase of common stock during the third quarter of fiscal 2013. Proceeds of $0.1 million were received during the thirty-nine weeks ended November 2, 2013 in connection with the exercise of stock options. In May 2012, we received net cash proceeds of $0.2 million in connection with a public offering of shares of our common stock.

Existing Credit Facilities

Gordmans, Inc. is the borrower under a loan, guaranty and security agreement dated as of February 20, 2009, as amended August 27, 2013, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) as agent and a lender and certain other lenders party thereto from time to time. Gordmans Stores, Inc., Gordmans Intermediate Holding Corp., Gordmans Distribution Company, Inc., Gordmans Management Company, Inc., and Gordmans, LLC are all guarantors under the loan agreement. On August 27, 2013, the Company amended the loan, guaranty and security agreement to increase the borrowing capacity from $60.0 million to $80.0 million, with the ability to increase the maximum available borrowings under the facility to $100.0 million, and remove the covenant that limited the amount of capital expenditures.

The revolving line of credit facility is available for working capital and other general corporate purposes and, following the amendment on August 27, 2013, is scheduled to expire on August 27, 2018. At November 2, 2013, we had borrowings outstanding of $15.7 million under our revolving line of credit facility and availability of $63.6 million, including letters of credit issued with an aggregate face amount of $0.7 million. There were borrowings of $23.9 million under the revolving line of credit facility during the thirty-nine weeks ended November 2, 2013, of which $8.3 million was repaid during the first three quarters of fiscal 2013.

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

Among other provisions, the loan, guaranty and security agreement relating to the Company’s revolving line of credit facility contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under the $45.0 million senior term loan and indebtedness not to exceed $11,000,000 in any fiscal year and $30,000,000 in the aggregate to finance the acquisition, construction or installation of equipment or fixtures at the Company’s retail store locations, distribution centers or corporate office. The revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $500,000 in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries and (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with the ordinary corporate governance, overhead, legal and accounting and maintenance. The loan, guaranty and security agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. As of November 2, 2013, the Company was in compliance with all of its debt covenants under the loan, guaranty and security agreement.

On August 27, 2013, Gordmans, Inc. entered into a $45.0 million senior term loan with Cerberus Business Finance, LLC. The senior term loan has a maturity date of August 27, 2018, with payments of $0.3 million due on a quarterly basis beginning in October 2014 through October 2015 and payments of $0.4 million due on a quarterly basis beginning January 2016 through the maturity date, with the remaining principal due on the maturity date. The senior term loan contains an early payment provision, exercisable at the Company’s option, pursuant to which the Company may repay all or a portion of the outstanding principal amount at any time, subject to a prepayment penalty applicable during the first two years. The senior term loan carries an interest rate of the prime rate plus 5.25% with a floor of 3.25% or the LIBOR rate plus 7.0% with a floor of 1.5%, as selected by the Company. The senior term loan is secured by the Company’s assets, except as specifically excluded in the agreement. The senior term loan contains certain financial covenants, including a minimum fixed charge coverage ratio, a maximum leverage ratio and limitations on the annual amount of capital expenditures, as well as customary affirmative and negative covenants substantially similar to those under the revolving line of credit facility. As of November 2, 2013, the Company was in compliance with all of its debt covenants under the senior term loan.

Contractual Obligations and Off-Balance-Sheet Arrangements

As noted in the table below, the Company has contractual obligations and commitments as of November 2, 2013 that may affect the financial condition of the Company. However, we believe there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition, results of operations, or cash flows. Other than the letters of credit set forth in the table below, the Company had no off-balance-sheet arrangements as of November 2, 2013.

The following table summarizes our contractual obligations and commitments as of November 2, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating leases(1)(2)	$358,218	$12,104	$99,180	$78,771	$168,163
Senior term loan(3)	62,483	956	9,375	10,440	41,712
Revolving line of credit	15,691	—	—	—	15,691
Letters of credit	730	730	—	—	—

Total	$437,122	$13,790	$108,555	$89,211	$225,566

(1)	Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds, but are not included in operating lease obligations.
(2)	Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 37% of lease expense for our retail stores in the thirty-nine weeks ended November 2, 2013.
(3)	Includes $45.0 million of principal payments and $17.5 million of interest payments on the senior term loan.

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

Interest Rate Risk

We are exposed to interest rate risk primarily through borrowings under our revolving line of credit facility and through outstanding borrowings on our senior term loan, both of which bear interest at variable rates.

Borrowings under the revolving line of credit facility bear interest at the base rate plus 0.50% (3.75% at November 2, 2013) with an option to bear interest at the LIBOR interest rate plus 1.75%. Borrowings under the revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $80.0 million. Borrowings under the revolving line of credit facility during the first three quarters of fiscal 2013 were $23.9 million, with borrowings of $15.7 million outstanding under our revolving credit facility at November 2, 2013. Average daily borrowings during the first three quarters of fiscal 2013 were $1.3 million. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the revolving line of credit facility. As of November 2, 2013, the analysis indicated that such a movement would not have a material effect on our financial position or our results of operations or cash flows.

Borrowings under the senior term loan bear interest at the prime rate plus 5.25% with a floor of 3.25% (8.50% at November 2, 2013) with an option to bear interest at the LIBOR interest rate plus 7.0% with a floor of 1.5%. We performed a sensitivity analysis assuming a hypothetical 100 basis point increase in the interest rate applied to the average amount outstanding on the senior term loan (assumes no prepayments of principal), as the interest rate of 8.50% at November 2, 2013 represents the floor. As of November 2, 2013, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.4 million per year.

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

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 2, 2013 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the special cash dividend declared on August 26, 2013, we also entered into a senior term loan requiring principal and interest payments over the term of the senior term loan that increase the risk that we may be unable to generate cash sufficient to pay amounts as due or we may have to borrow on our revolving line of credit facility to fund the principal and interest payments. In addition, the interest rate on the senior term loan is subject to variability, which exposes us to interest rate risk and could have a material adverse effect on our financial condition and results of operations. The senior term loan also contains certain financial covenants and additional limitations on our business activities. In particular, our senior term loan requires us to maintain a certain leverage ratio and fixed charge coverage ratio. Our senior term loan includes restrictive covenants substantially similar to those in our loan, security and guaranty agreement relating to our revolving line of credit facility. As a result of these covenants, as well as the covenants in our loan, security and guaranty agreement related to our revolving line of credit facility, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs.

A failure by us or our subsidiaries to comply with the covenants under either of our loan agreements would result in an event of default under such indebtedness. The lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the loan agreements. If any of our indebtedness were to be accelerated, it could result in cross defaults under our other debt agreements and could adversely affect our ability to respond to changes in our business and manage our operations. In addition, upon an acceleration of any of our indebtedness, there can be no assurance that our assets would be sufficient to repay the accelerated indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern. Further, our loan agreements contain, and agreements evidencing or governing other future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our best long-term interests.

We cannot assure you that we will pay cash dividends on our common stock in the near future.

On August 26, 2013, our board of directors approved and we declared a $69.9 million, or $3.60 per share of common stock, special cash dividend. However, we do not currently anticipate that we will pay any additional cash dividends on shares of our common stock in the near future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions (including under our loan agreements), restrictions imposed by applicable law and other factors our board of directors deems relevant. Additionally, our operating subsidiaries are currently restricted from paying cash dividends by the agreements governing their indebtedness, and we expect these restrictions to continue in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the purchase of shares of our own common stock made by or on behalf of us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended November 2, 2013:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet be Purchased under the Plans or Programs (2)
August 4, 2013 – August 31, 2013	—		—	—	—
September 1, 2013 – October 5, 2013	4,632	(1)	$11.24	—	—
October 6, 2013 – November 2, 2013	—		—	—	—

Total	4,632		$11.24	—	—

(1)	Represents shares repurchased from participants for their tax withholdings related to restricted stock vested on September 27, 2013.

(2)	As of November 2, 2013, we do not have any authorization to repurchase stock in the open market nor any plans to do so.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are filed or furnished with this Quarterly Report:

EXHIBIT INDEX

Exhibit Number	Description

10.1	Loan, Guaranty and Security Agreement, dated August 27, 2013, by and among Gordmans, Inc., each of the other credit parties signatory thereto, the lenders party thereto and Cerberus Business Finance, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 28, 2013).

10.2	Consent, Waiver and Sixth Amendment to Loan, Guaranty and Security Agreement, dated August 27, 2013, by and among Gordmans, Inc., each of the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Bank, National Association, as arranger and administrative agent (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on August 28, 2013).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 3, 2013

GORDMANS STORES, INC.

By:	/s/ JEFF GORDMAN
Jeff Gordman
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ MICHAEL D. JAMES
Michael D. James
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer and Principal Accounting Officer)