Form 10-K
period 2014-02-01
Gordmans Stores, Inc.
filed 2014-04-03
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34842

Gordmans Stores, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	26-3171987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

1926 South 67th St,

Omaha, Nebraska 68106

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock at August 3, 2013 (based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on such date) held by non-affiliates of the registrant was approximately $126 million.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 1, 2014 was 19,401,394.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Gordmans Stores, Inc. definitive Proxy Statement for the 2014 Annual Meeting of the Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I

ITEM 1. BUSINESS

Our Company

Gordmans Stores, Inc. (the “Company”) is an everyday value price department store retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories (including fragrances), footwear and home fashions. As of February 1, 2014, we operated 93 stores under the trade name “Gordmans” located in 19 states situated in a variety of shopping center formats, including regional enclosed shopping malls, lifestyle centers and power centers.

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

In August 2013, we declared a special cash dividend of $3.60 per share, or $69.9 million, of which $69.7 million was paid in September 2013 and the remaining $0.2 million will be paid as non-vested restricted stock eligible to receive the dividend becomes vested.

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

Our Growth Strategy

We believe we are well positioned to leverage our unique selling proposition, scalable infrastructure and portable retail model to continue to capture market share and drive increased revenue and profitability. Our multi-pronged growth strategy is as follows:

•

Expand Store Base.    With a current store base of 93 stores, our objective is to continue to increase our store base. We plan to open seven new stores and close three existing stores in fiscal year 2014 to focus more intently on our other growth strategies, including merchandising, marketing and the implementation and go-live of our second primary distribution center in fiscal year 2014. We believe that we can capitalize on both new market opportunities that are primarily contiguous to our current markets, as well as on selected opportunities to fill in existing markets.

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

—

Capitalizing on the Underdeveloped Misses Apparel Business.    The overall size of the women’s apparel industry is significantly larger than that of juniors’ apparel. Although our women’s apparel business improved in fiscal year 2013 compared to the juniors’ business, our women’s apparel sales for fiscal year 2013 were less than that of juniors’ apparel. We believe that by narrowing the gap between women’s and juniors’ apparel, we would experience a noticeable increase in our comparable store sales performance at a total company level. The strategy has been streamlined and refocused on a younger demographic consumer profile, leveraging the strength of the juniors’ apparel business in a strategically contiguous manner.

—

Capitalizing on the Underdeveloped Men’s Apparel Business.    The overall size of the men’s apparel industry is significantly larger than that of young men’s apparel. We believe that by narrowing the gap between men’s and young men’s apparel, we would experience a noticeable increase in our comparable store sales performance at a total company level. The strategy has been streamlined and refocused on aggressively expanding classic product and intensification of classic assortments.

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

—

Injecting Greater Diversity and Breadth Into Our Merchandise Selection.    We continue to look for ways to broaden our merchandise selection by injecting greater diversity and breadth into our merchandise assortments to ensure a better balance by category, price, lifestyle and brand by merchandise classification. We are also focused on revitalizing product presentation and the shopping experience of our guests by reallocating floor space and testing fixtures.

—

Rewarding Guest Loyalty.    We launched our guest loyalty program, gRewards, to all stores in the second quarter of fiscal 2013. The guest loyalty program rewards guests for their allegiance to the Company and has reduced our reliance on coupon events. While the guest loyalty program has already expanded our transaction frequency and positively impacted our average sale per transaction, we believe gRewards will have an even more palpable impact on our overall transaction size and frequency as the program matures. We continue to look for ways to best maximize the benefits of the loyalty program, including leveraging our loyalty database to send customized emails that are tailored to the shopping preferences of our loyalty guests.

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

•

Leverage Cost Infrastructure.    We intend to enhance our profit margins by leveraging economies of scale with respect to our cost infrastructure. Although we expect to experience some deleveraging in costs when we expand our distribution and logistics infrastructure and move into a new corporate office in fiscal 2014, we believe that over a multi-year period our corporate overhead and distribution center costs will not increase at a rate proportionate with new and comparable store sales growth.

Recent Initiatives and Accomplishments

As a result of our successful efforts on several key long-term initiatives, we opened twenty-five new stores and relocated one store from fiscal years 2011 through 2013, a 37% increase in our store base, which included ten new stores in fiscal 2013. These initiatives included:

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

•

Marketing.    We have reengineered our marketing strategy to focus on unique selling proposition of providing great value on a broad selection of merchandise. In order to accomplish this objective, our media mix is more heavily weighted toward television advertising, which we believe is our most efficacious advertising vehicle. We now employ continuous marketing throughout the year, and we launched an updated television branding campaign in fiscal 2013 that conveys the holistic nature of our selling proposition utilizing the message ‘big selection, big savings, that’s our style!’. Our in-house advertising capabilities provide us with the flexibility to dynamically deliver creative collateral.

•

Enterprise and Business Intelligence Tools.    We implemented our Oracle enterprise resource planning merchandising system in fiscal 2012. This enterprise merchandising system technology provides improved business intelligence reporting tools, enables more sophisticated merchandise allocation algorithms and supports multiple distribution centers and the expansion of our store base.

•

Distribution Capacity.    Our 545,000 square foot second distribution center in Indiana is fully constructed and will be open and fully operational in mid-2014. This distribution center will expand capacity and support our existing primary distribution center and our future new store growth.

We plan to open seven new stores and close three existing stores in fiscal 2014 as we focus on driving comparable stores sales and integrating our second distribution center into our current operating environment, among other initiatives. We continue to look for ways to expand our store base as appropriate. We experienced deterioration in gross profit margin and a mid-single digit comparable store sales decrease in fiscal year 2013; however, we remain confident that these initiatives, in conjunction with our new store growth strategy, position us for sustainable long-term growth.

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

We believe our differentiated selling proposition has enabled us to operate successfully in the same markets as our primary off-price, discount and department store competitors. For example, as of February 1, 2014, approximately 49% of our stores operated within one mile of a Kohl’s, 53% operated within one mile of a J.C. Penney and 56% operated within one mile of a Wal-Mart. As of February 1, 2014, a Wal-Mart operates within five miles of 100% of our stores, a Kohl’s is located within five miles of 87% of our stores, and a J.C. Penney is located within five miles of 73% of our stores.

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

The following information reflects the percentage of revenues by major product category as a percentage of net sales:

	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
Apparel	56.1%	55.2%	54.3%
Home Fashions	27.9	28.0	28.0
Accessories (including fragrances)	16.0	16.8	17.7

Total	100.0%	100.0%	100.0%

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

DSW, Inc.    We have outsourced our footwear business since 1997, and in 2004 entered into a license agreement with DSW, Inc., a $2.4 billion specialty footwear retailer that sells a wide selection of designer and name brand footwear at everyday value prices. The license agreement expires on January 31, 2016 and contains automatic three-year extension terms and a six month notice period to cancel prior to the renewal periods.

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

Sourcing

We maintain long-term, mutually beneficial sourcing relationships with a large group of suppliers. In fiscal year 2013, we purchased merchandise from over 950 vendors, the largest of which comprised only 2.0% of total purchases. This diversification in our supplier base provides us with flexibility and negotiating leverage. We have no long-term purchase commitments or arrangements with any of our suppliers. We have become a preferred partner to the vendor community due to our transparent, streamlined and mutually profitable approach to the business.

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

Loyalty Program

In fiscal year 2013, we launched our guest loyalty program, gRewards, company-wide. The loyalty program is designed to not only positively impact our average transaction size and frequency, but also to reward guests for their loyalty to the Company. Under the program, loyalty guests earn points toward certificates for qualifying purchases. We implemented a technology platform that includes the electronic delivery and redemption of rewards certificates. We currently have more than 1.5 million guests participating in gRewards, and we are leveraging our loyalty database to deliver mass customization e-mails tailored to the shopping preferences of our loyalty guests. Rewards earned by loyalty guests are redeemed at the point of sale.

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

Our television commercials are deployed in an ongoing continuity strategy in excess of 30 weeks per year, which represents a dramatic departure from our own traditional retail event strategies of the last decade. In fiscal year 2013, we allocated more of our television marketing dollars to higher volume markets. While the creative messaging strategy for fiscal year 2013 continued to build upon the existing branding campaign to leverage viewer recall and further reinforce our savings message, it also aimed to show our viewers how we differentiate from our competitors. These branding spots were supplemented with merchandise-driven spots to enhance key retail selling periods as well as to showcase our broad merchandise selection. Our television branding campaign was updated in advance of the fiscal year 2013 holiday season to better convey the holistic nature of our selling proposition utilizing the message ‘Big selection, big savings, that’s our style!’.

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

Our Stores

As of February 1, 2014, we operated 93 stores in 19 states with a total of 5.2 million square feet and an average store size of 56,000 square feet. The stores are comprised of 76 prototype locations with an average age and size of seven years and 54,000 square feet, respectively, and 17 legacy locations with an average age and size of 25 years and 68,400 square feet, respectively. The average age of all stores, including prototype and legacy locations, is 10 years. Of our 93 locations, 81 were comparable stores at the end of fiscal 2013, which we define as stores that have been open at least 16 months.

Our stores are located in large, medium, and small metropolitan statistical areas throughout our 19 state trade area. Our distinctive big box, fashion-oriented apparel and home fashions format provides a strong primary or secondary anchor with the ability to attract significant complementary co-tenants. Our stores are located in a wide variety of shopping center developments including enclosed regional shopping malls, lifestyle centers, power centers and redeveloped big boxes formerly occupied by other retailers. The table below sets forth the number of stores in each of these 19 states.

State	Stores	State	Stores	State	Stores
Arkansas	2	Kentucky	2	North Dakota	3
Colorado	7	Minnesota	4	Oklahoma	5
Idaho	2	Mississippi	1	South Dakota	2
Illinois	12	Missouri	11	Tennessee	2
Indiana	7	Nebraska	7	Utah	5
Iowa	9	New Mexico	2	Wisconsin	6
Kansas	4

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

We implemented Oracle’s Retail Merchandising System (“RMS”) in fiscal 2012, which is industry-leading software that has elevated many of our processes including business analytics, store optimization, and planning and allocation. As we execute our growth strategy, RMS will allow us to more efficiently allocate and utilize our inventory, leverage our cost infrastructure and analyze our business, as well as effectively operate in a multiple distribution center environment.

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

To better optimize store payroll, we implemented a time and attendance system in all locations and built upon this platform with a store labor-scheduling system to more efficiently align payroll resources with both workflow and store traffic patterns. We have also integrated traffic data into our store labor-scheduling system to improve conversion at the store level.

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

Distribution and Logistics

We centrally distribute the majority of our merchandise from two facilities in Omaha, Nebraska. Through the use of third party national and international freight and logistics companies, we coordinate pick-up of merchandise from our vendors for delivery to our distribution centers where it is received, inspected, processed and distributed to our retail stores. We utilize the services of several third party carriers for delivery of merchandise from our distribution centers to our stores.

Our primary distribution center is a 380,000 square foot (26% of which is mezzanine space) flow-through facility that operates with a leading edge distribution center management system that utilizes radio frequency technology to monitor and manage the movement of merchandise. We believe that our innovative put-to-light merchandise packing technology is a unique feature of this system.

Our primary distribution center is supported by a 140,000 square foot warehouse located approximately four miles from our primary distribution center. This facility relieved the shipping and hardlines staging limitations we faced in our primary distribution center and will support our planned growth through 2014, when our second distribution center will open and become operational. This facility enables us to support approximately 110 stores from the two Omaha distribution facilities.

Construction of a second distribution center was commenced in early fiscal 2013 and is scheduled to be operational in mid-2014 to support our planned growth beyond 2014. This 545,000 square feet distribution center is located near Indianapolis, Indiana and will be a flow-through facility that operates with technology similar to our primary distribution center. The second distribution center is positioned geographically to maximize our ability to leverage our inbound and outbound transportation expenses and will support our retail expansion growth. We are enhancing many of our systems and processes in order to operate effectively in a multiple distribution center environment.

Our combined distribution centers processed 62.9 million units in fiscal year 2013, which represented a 4.5% decrease from the previous year.

Associates

As of February 1, 2014, we employed approximately 600 salaried associates and 4,900 hourly associates, the latter of which includes approximately 4,000 part-time associates. None of our associates are unionized and we have never suffered from a work stoppage. We offer competitive compensation and attractive benefit plans to our full-time associates who meet eligibility requirements. Our benefits include medical insurance; dental insurance; basic and supplemental life insurance; short-term and long-term disability insurance; medical and dependent care flexible spending accounts; a 401(k) savings plus plan; up to four weeks of vacation; eight paid holidays; and a 20% associate discount on purchases in our stores.

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

Our success depends in large part upon our ability to effectively identify and respond to changing fashion trends and consumer demands, and to translate market trends into appropriate, saleable merchandise offerings. Although we attempt to stay abreast of the fashion tastes of our guests and provide merchandise that satisfies guest demand, fashion trends can change rapidly and we cannot assure you that we will accurately anticipate shifts in fashion trends and adjust our merchandise mix to appeal to changing consumer tastes in a timely manner. If we misjudge the market for our merchandise or are unsuccessful in responding to changes in fashion trends or in market demand, we could experience insufficient or excess inventory levels which could result in higher markdowns, any of which would have a material adverse effect on our business, our financial condition and our results of operations. We believe that our results of operations suffered in fiscal 2013, in part, as a result of our merchandise selection not appealing to consumer tastes, which led to higher markdowns to reduce excess inventory levels.

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

Our business is affected by the seasonal pattern common to most retailers. Historically, our highest net sales occur during the fourth quarter, which includes the holiday selling season. Any significant decrease in net sales during the holiday season would have a material adverse effect on our business, our financial condition and our results of operations. In addition, in order to prepare for this season, we must order and keep in stock significantly more merchandise than we carry during other parts of the year. This inventory build-up in both the third and fourth quarters may require us to expend cash faster than we generate by our operations during this period and to borrow on our revolving line of credit facility. We borrowed on our revolving line of credit facility in the third and fourth quarters of fiscal 2013, in part, due to this inventory build-up, and $7.3 million was outstanding on the revolving line of credit facility at February 1, 2014. Any unanticipated decrease in demand for our merchandise during this peak shopping season could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, profitability, ability to repay any indebtedness and our brand image with guests.

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

Comparable store sales are an important indicator of current operating performance, with higher comparable store sales helping us to leverage our fixed expenses and positively impact our operating results. We may not be able to maintain or improve the levels of comparable store sales that we have experienced in the past.

We experienced a 7.4% comparable store sales decrease in fiscal year 2013, and our annual comparable store sales have ranged from a decrease of 7.4% to an increase of 8.4% during the past five fiscal years. If our future comparable store sales decline or fail to meet market expectations, the price of our common stock could decline. In addition, the aggregate results of operations of our stores have fluctuated in the past and will fluctuate in the future. A variety of factors affect comparable store sales, including fashion trends, competition, current national and regional economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, inventory shrinkage, the success of our multi-channel marketing programs, the timing and level of markdowns and weather conditions. In addition, many retailers have been unable to sustain high levels of comparable store sales growth during and after periods of substantial expansion. These factors may cause our comparable store sales results to be materially lower than in recent periods and our expectations, which could adversely affect our profitability and results of operations and result in a decline in the price of our common stock, which we experienced in fiscal year 2013.

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

We utilize several types of advertising media, including newspaper inserts. The newspaper business is under increasing economic pressure, and the demise of certain newspapers would jeopardize an important distribution method for our advertising. As such, we will continue to allocate a greater portion of our advertising budget to television, as well as mobile, email and social as these mediums continue to grow. We have also begun to leverage our loyalty program, which was launched company-wide in fiscal 2013, as a medium of advertising.

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

Our footwear business is currently operated under a license agreement with DSW, Inc., and our maternity business is currently operated under a license agreement with Destination Maternity Corporation for its Motherhood Maternity® brand. In both instances, we receive a license fee equal to a specified percentage of net footwear and maternity revenue. Our total license fee income in fiscal year 2013 was $7.8 million, or approximately 3% of our gross profit. If either DSW or Destination Maternity is unable or unwilling to continue to act as our licensee or supply us with our desired level of inventory, we could suffer a loss of income and guest traffic until such time as we are able to replace these licensees or to establish the structure to manage these businesses directly.

Failure to execute our buying and inventory management strategies could adversely affect our business.

Our business is dependent, to a significant degree, upon our ability to purchase fashion and brand name merchandise, and to do so at prices that are consistent with our cost leadership strategy. We must continuously seek out buying opportunities from our existing suppliers and from new sources, for which we compete with other retailers. Driving traffic to our stores and increasing comparable store sales requires continued replenishment of fresh, high quality, attractively priced merchandise in our stores. Our buying philosophy gives considerable discretion to our buyers, subjecting us to risks on the timing, pricing, quality and nature of inventory flowing to the stores. In addition, we base our purchases of inventory, in part, on sales forecasts. If our sales forecasts do not match guest demand, we may experience higher inventory levels and decreased profit margins, similar to what we experienced in fiscal 2013.

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

Our primary distribution facilities are located in Omaha, Nebraska, with an additional distribution facility near Indianapolis, Indiana that is scheduled to be operational in mid-2014. Our distribution facilities support our entire business. The majority of our merchandise is shipped to the distribution facilities from our vendors, and then packaged and shipped from our distribution facilities to our stores. The success of our stores depends on their timely receipt of merchandise. The efficient flow of our merchandise requires that we have adequate capacity in our distribution facilities to support our current level of operations, and the anticipated increased levels that may follow from our growth plans. If we encounter difficulties associated with our distribution facilities or if they were to shut down for any reason, including by fire or natural disaster, even though we have a disaster recovery and business continuity plan that provides for off-site merchandise processing capability in the event of a disruption, we could face shortages of inventory, resulting in temporary out-of-stock conditions in our stores, as well as incur significantly higher costs and longer lead times associated with distributing merchandise to our stores, which could have a material adverse effect on our business and harm our reputation.

To support our growth plans beyond 2014, a second primary distribution center near Indianapolis, Indiana has been constructed and is scheduled to be operational mid-2014. Our failure to secure this additional distribution capacity when necessary, or if we encounter difficulties associated with getting this distribution center ready for use, could impede our growth plans. In addition, we could encounter difficulties related to information technology and integration with material handling equipment, the appropriate allocation of inventory among our stores and the efficient flow of our merchandise as a result of moving from our current one distribution center environment to a two distribution center environment

We rely upon independent third-party transportation providers for substantially all of our merchandise shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.

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

Our growth strategy is partially dependent on opening new stores and operating them profitably. Additional factors required for the successful implementation of our growth strategy include, but are not limited to: obtaining desirable store locations, negotiating acceptable leases, completing projects on budget, supplying proper levels of merchandise and successfully hiring and training store managers and sales associates. In order to optimize profitability for new stores, we must secure desirable retail lease space when opening stores in new and existing markets. We must choose store sites, execute favorable real estate transactions, hire competent personnel and effectively open and operate these new stores. We historically have received developer funding for store build outs, which offset certain capital expenditures we must make to open a new store. For new stores opened in fiscal year 2013, developer funding was received for 93% of the costs incurred in completing the store build outs. If developer funding ceases to be available to us in the future or decreases, or if we experience cost overruns in completing our store build outs, opening new stores would require more capital outlay, which could adversely affect our ability to continue opening new stores.

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

In addition, we may now and in the future implement new systems to increase efficiencies and profitability. To manage growth of our operations and personnel, we will need to continue to improve and expand our operational and financial systems, transaction processing, internal controls and business processes. When implementing or changing existing processes, we may encounter transitional issues and incur substantial additional costs associated with investments in information technology. Specifically, we implemented Oracle’s RMS in fiscal year 2012 to support our growth strategy and elevate and more efficiently perform many of our critical processes, including business analytics, store optimization, and planning and allocation. Failure to properly implement new systems in the future, including the integration of the second primary distribution center into our current operating environment in mid-2014, could harm our ability to effectively operate our business.

System security risk issues could disrupt our internal operations or information technology services, and any such disruption could harm our net sales, increase our expenses and harm our reputation.

Experienced computer programmers and hackers, or even internal users, may be able to penetrate our network security and misappropriate our confidential information or that of third parties, including our guests, create system disruptions or cause shutdowns. In addition, associate error, malfeasance or other errors in the storage, use or transmission of any such information could result in a disclosure to third parties outside of our network. As a result, we could incur significant expenses addressing problems created by any such inadvertent disclosure or any security breaches of our network. This risk is heightened because we collect and store guest information, including certain credit card information, and use certain guest information for marketing purposes. Retailers in particular have recently been targeted by hackers who seek to misappropriate confidential information. Any compromise of guest information could subject us to guest or government litigation and harm our reputation, which could adversely affect our business and growth. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures or breaches. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with the outsourced services, could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.

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

We have, and will continue to have, significant lease obligations. As of February 1, 2014, our minimum annual rental obligations under long-term operating leases for fiscal years 2014 and 2015 are $51.0 million and $50.3 million, respectively. Our lease obligations could have other important consequences and significant effects on our business. For example, our lease obligations could:

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

In addition, an exposure draft issued in May 2013 by the Financial Accounting Standards Board (“FASB”), together with the International Accounting Standards Board, proposes a comprehensive set of changes in generally accepted accounting principles (“GAAP”) for leases. The current exposure draft would have a significant impact on our financial statements, including our results of operations. The current exposure draft form would require us to recognize our right to use leased assets and the related rent payment obligations on the balance sheet. For leases related to our retail store locations, rental payments would be recognized equally over the lease term, consistent with how rental payments are currently amortized. For certain other leases, the current exposure draft form would generally require the recognition of higher expense early in the lease term as opposed to equally over the lease term. The proposed lease accounting standard could also potentially impact our evaluation of lease terms and how we structure our future store leases.

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

The senior term loan contains certain financial covenants and additional limitations on our business activities. In particular, our senior term loan requires us to maintain a certain leverage ratio and fixed charge coverage ratio. Our senior term loan includes restrictive covenants substantially similar to those in our loan, security and guaranty agreement relating to our revolving line of credit facility. As a result of these covenants, as well as the covenants in our loan, security and guaranty agreement related to our revolving line of credit facility, we are limited in the manner in which we conduct our business and we may be unable to engage in activities that may be in our best long-term interests or finance future operations or capital needs. A failure by us or our subsidiaries to comply with the covenants under either of our loan agreements would result in an event of default under such indebtedness. The lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the loan agreements. If any of our indebtedness were to be accelerated, it could result in cross defaults under our other debt agreements and could adversely affect our ability to respond to changes in our business and manage our operations. In addition, upon an acceleration of any of our indebtedness, there can be no assurance that our assets would be sufficient to repay the accelerated indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

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

Our long-lived assets, including property and equipment, are subject to periodic testing for impairment. Store assets are reviewed using factors including, but not limited to, our future operating plans and projected future cash flows. Failure to achieve our future operating plans or generate sufficient levels of cash flow at our stores could result in impairment charges on long-lived assets, which could have a material adverse effect on our financial condition or results of operations. No such impairment charges on our long-lived assets were recorded in fiscal years 2013, 2012 and 2011.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Future sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.

In May 2012, the Company filed a shelf registration statement under the Securities Act of 1933, pursuant to which we, Sun Gordmans, LP and the other stockholders named in the registration statement can sell shares of common stock. In May 2012, we sold 40,000 shares of common stock and Sun Gordmans, LP sold 3,456,529 of its shares of common stock. In addition, Sun Gordmans, LP and the other stockholders named in the registration agreement are entitled to piggyback registration rights with respect to the registration of shares of our common stock. We, Sun Gordmans, LP or other stockholders may offer and sell shares in the future in registered public offerings. Also, subject to compliance with the federal securities laws, all of our outstanding shares may be sold on the open market following the expiration of any applicable lock-up period. By selling a large number of shares on the open market, these holders could cause the price of our common stock to decline.

In the future, we may issue additional securities in connection with a capital raise or acquisitions. The amount of shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

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

On August 26, 2013, our board of directors approved and we declared a $69.9 million, or $3.60 per share of common stock, special cash dividend. However, we do not currently anticipate that we will pay any additional cash dividends on shares of our common stock in the near future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, our financial condition, contractual restrictions (including under our loan agreements), restrictions imposed by applicable law and other factors our board of directors deems relevant. Additionally, our operating subsidiaries are currently restricted from paying cash dividends by the agreements governing their indebtedness, and we expect these restrictions to continue in the future.

We are a controlled company within the meaning of the rules of The NASDAQ Stock Market, and, as a result, we rely upon exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

As of April 1, 2014, Sun Gordmans, LP held approximately 51% of our common stock and total voting power and, as such, we are a controlled company under The NASDAQ Stock Market corporate governance listing standards. As a controlled company, certain exemptions under The NASDAQ Stock Market listing standards exempted us from the obligation to comply with certain of the NASDAQ Stock Market corporate governance requirements, including:

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

Shares of our common stock were sold in our initial public offering in August 2010 at a price of $11.00 per share and were sold in our public offering in May 2012 at a price of $16.75 per share. On August 26, 2013, our Board of Directors approved and we declared a special cash dividend of $3.60 per share of common stock, which resulted in a reduction in our closing stock price of $3.60 on September 23, 2013, the date of the dividend payment. Our common stock has traded as high as $23.24 and as low as $6.97 during the period from our initial public offering to February 1, 2014. There has been a public market for our common stock for only a short period of time. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to implement our growth strategy. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, including the development and sustainability of an active trading market for our common stock, future sales of our common stock by significant stockholders, officers and directors, the financial projections we may provide to the public and any changes to these projections or our failure to meet these projections, and the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission or ratings downgrades by any analysts who follow our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. As of February 1, 2014, we operated 93 stores in 19 states. All of our stores are leased from third parties and the leases typically have base lease terms of 10 years with one or more renewal options. Leases may contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions, co-tenancy violation provisions or minimum sales threshold provisions. Our 70,000 square foot corporate headquarters building, which we relocated to in March 2014, is located in Omaha, Nebraska and is leased under an agreement expiring in 2029 and includes options to renew for two additional five or seven year periods. Our former 78,000 square foot corporate headquarters is under lease through July 2014. A 380,000 square foot distribution center is located in Omaha and is leased under an agreement expiring in 2028, with options to renew for four additional five year periods. We also operate a 140,000 square foot distribution center facility located in Omaha, Nebraska approximately four miles from our primary distribution center. This facility is leased under an agreement expiring in May 2016. To support our growth, we will begin operating a 545,000 square foot second primary distribution center near Indianapolis, Indiana in mid-2014 that is leased under an agreement expiring in 2028, with options to renew for three additional five year periods. We believe that all of our current facilities are in good condition and are suitable and adequate for our current needs. We may from time to time lease new facilities or vacate existing facilities as our operations require, including in connection with opening new stores and support facilities to support new store growth.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock began trading on August 5, 2010 on The NASDAQ Global Select Market under the symbol “GMAN”. Prior to that date, there was no public market for our common stock. As of March 28, 2014, there were nine holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth, for each quarter of fiscal years 2013 and 2012, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

	Price Range
Fiscal Year 2013:	High	Low
First Quarter	$14.46	$11.12
Second Quarter	$15.25	$11.12
Third Quarter	$14.88	$9.82
Fourth Quarter	$10.47	$6.97
Fiscal Year 2012:
First Quarter	$22.86	$12.89
Second Quarter	$21.81	$15.48
Third Quarter	$21.10	$13.75
Fourth Quarter	$16.13	$11.55

On August 26, 2013, the Board of Directors approved and the Company declared a special cash dividend of $3.60 per share of common stock, which resulted in a reduction in our closing stock price of $3.60 on September 23, 2013, the date of the dividend payment.

The closing sales price of our common stock on The NASDAQ Global Select Market was $5.22 per share on March 28, 2014.

Stock Price Performance Graph

The following stock performance graph and table compares cumulative total shareholder return on our common shares since our initial public offering on August 5, 2010 with the return on the NASDAQ Composite and a Peer Group of Retail Trade Stocks. Returns are based upon the premise that $100 is invested in each of (a) our common stock, (b) the NASDAQ Composite and (c) our Peer Group of Retail Trade Stocks on August 5, 2010, and that all dividends, if any, were reinvested. Our stock price on February 1, 2014 was adjusted for the $3.60 per share special cash dividend in fiscal 2013, which resulted in a reduction of our closing stock price of $3.60.

	8/5/10	1/29/11	1/28/12	2/2/13	2/1/14
Gordmans Stores, Inc.	$100.00	$132.82	$132.55	$111.00	$98.36
NASDAQ Composite	$100.00	$117.17	$122.83	$138.64	$178.97
Peer Group	$100.00	$118.30	$141.08	$157.06	$170.02

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

In August 2013, we declared a special cash dividend of $3.60 per share of common stock on all of our issued and outstanding shares in an amount equal to, in the aggregate, $69.9 million, of which $69.7 million was paid in September 2013 and the remaining $0.2 million will be paid as non-vested restricted stock eligible to receive the dividend becomes vested. No dividends were issued in fiscal years 2011 or 2012.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the thirteen-week period ended February 1, 2014.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial and operating data as of the dates and for the periods indicated. The operations and cash flow data for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 and the balance sheet data as of February 1, 2014 and February 2, 2013 have been derived from our audited consolidated financial statements for such fiscal years included elsewhere in this Annual Report on Form 10-K, which were audited by Grant Thornton LLP, an independent registered public accounting firm. The statements of operations and other financial and operating data for the fiscal years ended January 29, 2011 and January 30, 2010 and the balance sheet data as of January 28, 2012, January 29, 2011 and January 30, 2010 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

You should read the following information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes thereto, included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended February 1, 2014		Year Ended February 2, 2013		Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
Statement of Operations Data:
Net sales	$619,559		$607,692		$551,476	$517,001	$457,533
License fees from leased departments	7,828		7,361		6,670	6,321	5,679
Cost of sales	(365,463)		(350,212)		(316,167)	(299,060)	(269,177)

Gross profit	261,924		264,841		241,979	224,262	194,035
Selling, general and administrative expenses	(247,131)		(226,710)		(201,084)	(198,302)	(167,842)

Income from operations	14,793		38,131		40,895	25,960	26,193
Interest expense, net	(2,482)		(481)		(610)	(744)	(1,052)

Income before taxes	12,311		37,650		40,285	25,216	25,141
Income tax expense	(4,298)		(14,119)		(15,112)	(9,618)	(9,273)

Net income	$8,013		$23,531		$25,173	$15,598	$15,868

Earnings per share:
Basic	$0.42		$1.23		$1.32	$0.91	$1.02
Diluted	0.41		1.21		1.30	0.89	0.99
Weighted average shares outstanding:
Basic	19,288,623		19,165,260		19,098,377	17,212,019	15,488,800
Diluted	19,345,308		19,405,218		19,370,290	17,454,458	16,036,422

Other Financial and Operating Data:
Comparable store sales growth(1)	(7.4	)%(2)	(0.7	)%(3)	0.7%	8.4%	4.6%
Store count, end of year	93		83		74	68	66
Average store sales(4)	$6,662		$7,322		$7,452	$7,603	$6,932
Capital expenditures(5)	36,321		21,040		18,122	7,789	3,643
Dividends per share	3.60		—		—	1.29	0.97

Balance Sheet Data (at period end):
Cash and cash equivalents	$5,759		$40,824		$35,413	$29,368	$16,601
Working capital	43,804		82,946		60,329	36,526	16,163
Total assets	206,987		191,126		162,613	125,134	92,118
Total long-term obligations(6)	52,250		189		844	2,888	1,513
Total stockholders’ equity	41,805		102,388		77,723	52,053	25,949

(1)	We consider all stores opened for at least 16 months as of the end of the reporting period as comparable stores.

(2)	Comparable store sales growth for fiscal 2013 is presented for fifty-two week fiscal year 2013 ended February 1, 2014 compared to the 52 week period ended January 26, 2013.

(3)

Comparable store sales growth for fiscal 2012 is presented for the 52 weeks ended January 26, 2013 and excludes approximately $5.6 million in comparable store sales which were earned in the 53rd week of fiscal 2012.

(4)	Average store sales are calculated as net sales divided by the store count at the end of each fiscal year.

(5)	Capital expenditures are net of proceeds from the sale-leaseback of real estate related to new store construction and store remodels of $23.8 million, $13.2 million, $13.0 million, $1.2 million, and $0.2 million, respectively, for the fiscal years ended February 1, 2014, February 2, 2013, January 28, 2012, January 29, 2011 and January 30, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Expenditures.” Capital expenditures for the fiscal year ended February 1, 2014 include capital expenditures of $1.3 million, which are net of landlord reimbursement of $4.4 million, for new stores opening in the fiscal year ending January 31, 2015. Capital expenditures for the fiscal year ended February 2, 2013 include capital expenditures of $0.4 million for new stores opening in the fiscal year ended February 1, 2014. Capital expenditures for the fiscal year ended January 28, 2012 include capital expenditures of $5.5 million, which are net of landlord reimbursement of $1.9 million, for new stores opened in the fiscal year ended February 2, 2013.

(6)	Consists of current and noncurrent portions of long-term debt and capital leases.

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

Executive Overview

Gordmans is an everyday value price department store retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories (including fragrances), footwear and home fashions. The origins of Gordmans date back to 1915, and as of February 1, 2014, we operated 93 stores in 19 states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

Our expansion strategy includes opening seven new stores in fiscal 2014 and two new states after opening ten new stores in one new state in fiscal 2013 and nine new stores in fiscal 2012 in two new states. We plan to open seven new stores in fiscal 2014, in addition to closing three existing stores, as we focus on driving comparable stores sales and integrating our second distribution center into our current operating environment during fiscal 2014. Our objective is to increase our store base as appropriate.

In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales and comparable store sales and other individual store performance factors, gross profit and selling, general and administrative expenses.

Net Sales.    Net sales reflect our revenues from the sale of our merchandise less returns and discounts and exclusive of sales tax. Net sales include comparable store sales and non-comparable store sales. Fiscal years 2013 and 2011 represent fifty-two week years ended February 1, 2014 and January 28, 2012, respectively, while fiscal year 2012 represents a fifty-three week year ended February 2, 2013.

Comparable Store Sales.    Comparable store sales have been calculated based upon stores that were open at least 16 months as of the end of the reporting period. Comparable store sales include stores that were relocated or remodeled and exclude stores that are closed. We also review the average sale per transaction, comparable store transactions and sales conversion rates. Comparable store sales are an important indicator of current operating performance, with higher comparable store sales helping us to leverage our fixed expenses and positively impacting our operating results.

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

Overview

Net income for fiscal year 2013 was $8.0 million as compared to net income of $23.5 million for fiscal year 2012. The decrease in net income for fiscal year 2013 as compared to fiscal year 2012 was primarily due to a 7.4% decrease in comparable store sales, a 130 basis point decrease in gross profit margin and higher selling, general and administrative expenses, partially offset by higher net sales attributable to new stores. We continue to have strong working capital and liquidity following the $69.9 million special cash dividend declared in August 2013, which was financed with a combination of cash from operations and a $45 million senior term loan. Below are highlights of our financial results for fiscal year 2013.

•

Net sales increased 2.0% for fiscal year 2013 as compared to fiscal year 2012. Higher net sales were driven by an increase in non-comparable store sales due to the addition of ten new stores during fiscal year 2013 and the nine new stores opened in fiscal year 2012. Comparable store sales decreased 7.4% in fiscal year 2013 as compared to the prior year (measured using the fifty-two week fiscal year 2013 ended February 1, 2014 compared to the 52 weeks ended January 26, 2013), which followed a comparable store sales decrease of 0.7% in fiscal year 2012. We have completed a number of initiatives in fiscal year 2013, including the launch of our guest loyalty program, gRewards, in the second quarter of fiscal year 2013. To improve our recent comparable store sales trend, we have a number of initiatives planned in fiscal year 2014, including several merchandising strategies focused on injecting breadth and diversity into our product selection and improving sales conversion at the store level.

•

Gross profit margin decreased 130 basis points in fiscal year 2013 as compared to the prior year primarily as a result of higher markdowns to reduce and align merchandise inventory levels. The 130 basis point decrease in gross profit margin followed a 30 basis point decrease in fiscal year 2012 and a 50 basis point improvement in fiscal year 2011.

•	Higher selling, general and administrative expenses were primarily attributable to the 12% expansion in our store base, as ten stores were opened during fiscal year 2013.

Basis of Presentation and Results of Operations

Basis of Presentation

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. All references in these financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal years 2013 and 2011 represent fifty-two week years ended February 1, 2014 and January 28, 2012, respectively, while fiscal year 2012 represents a fifty-three week year ended February 2, 2013.

Results of Operations

The following table contains results of operations data for fiscal years 2013, 2012 and 2011.

	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
		(in 000’s)
Statements of Operations Data:
Net sales	$619,559	$607,692	$551,476
License fees from leased departments	7,828	7,361	6,670
Cost of sales	(365,463)	(350,212)	(316,167)

Gross profit	261,924	264,841	241,979
Selling, general and administrative expenses	(247,131)	(226,710)	(201,084)

Income from operations	14,793	38,131	40,895
Interest expense, net	(2,482)	(481)	(610)

Income before taxes	12,311	37,650	40,285
Income tax expense	(4,298)	(14,119)	(15,112)

Net income	$8,013	$23,531	$25,173

The table below sets forth the components of the consolidated statements of income as a percentage of net sales.

	Year Ended February 1, 2014(1)	Year Ended February 2, 2013(1)	Year Ended January 28, 2012(1)
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
License fees from leased departments	1.3	1.2	1.2
Cost of sales	(59.0)	(57.6)	(57.3)

Gross profit	42.3	43.6	43.9
Selling, general and administrative expenses	(39.9)	(37.3)	(36.5)

Income from operations	2.4	6.3	7.4
Interest expense, net	(0.4)	(0.1)	(0.1)

Income before taxes	2.0	6.2	7.3
Income tax expense	(0.7)	(2.3)	(2.7)

Net income	1.3%	3.9%	4.6%

(1)	Percentages may not foot due to rounding.

Fiscal Year 2013 Compared to Fiscal Year 2012

Net Sales

Net sales for fiscal year 2013 increased $11.9 million, or 2.0%, to $619.6 million as compared to $607.7 million for fiscal year 2012. This increase was primarily the result of a $60.8 million increase in non-comparable store sales due to the opening of ten new stores in fiscal 2013 and nine new stores in fiscal 2012. Comparable store sales decreased $48.9 million, or 7.4%. The 7.4% comparable store sales decrease is for fifty-two week fiscal year 2013 ended February 1, 2014 compared to the 52 weeks ended January 26, 2013. Comparable store sales decreased 7.0% for fiscal year 2013 compared to the fifty-two weeks ended February 2, 2013. The comparable store sales decrease was primarily due to a low double digit decrease in comparable transactions, which represents our measure for guest traffic, partially offset by a low single digit increase in the average sale per transaction, which improved from fiscal year 2012 in part due to the rollout of our guest loyalty program, gRewards, to all stores in the second quarter of fiscal year 2013. From a major merchandising category perspective, Apparel incurred a mid-single digit comparable store sales decrease for fiscal year 2013, Home Fashions incurred a high single digit comparable store sales decrease and Accessories (including Fragrances) experienced a low double digit comparable store sales decrease for fiscal year 2013.

We believe that the recent decline in comparable store sales, which began in the fourth quarter of fiscal 2012, is primarily the result of our merchandising selection. We believe initiatives, such as the company-wide launch of our guest loyalty program in fiscal 2013, and initiatives planned for fiscal year 2014, including several merchandising sales growth strategies focused on injecting breadth and diversity into our product selection across a number of our Apparel and Home Fashions businesses and revitalizing the presentation of merchandise and the shopping experience for our guests, combined with the addition of several talented associates to our merchandising and stores leadership teams, will lead to improved comparable store sales performance in fiscal year 2014 and beyond.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for fiscal year 2013 increased $0.5 million, or 6.3%, to $7.8 million as compared to $7.4 million for fiscal year 2012 primarily due to new store growth.

Gross Profit

Gross profit, which includes license fees from leased departments, for fiscal year 2013 decreased $2.9 million, or 1.1%, to $261.9 million as compared to $264.8 million in fiscal year 2012. Gross profit margin for fiscal year 2013 decreased 130 basis points to 42.3% of net sales as compared to 43.6% of net sales for fiscal year 2012. Of this decrease, 100 basis points was due to an increase in markdowns as a percentage of sales during fiscal year 2013 versus fiscal year 2012 to clear excess merchandise that resulted from sales falling short of expectations and align inventory levels and 20 basis points was due to a decrease in mark-up on merchandise purchases. The remaining 10 basis point decrease was primarily the result of an increase in the inventory obsolescence reserve adjustment in fiscal year 2013 as compared to fiscal year 2012 due to higher aged inventory levels at the end of fiscal year 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal year 2013 increased $20.4 million, or 9.0%, to $247.1 million as compared to $226.7 million for fiscal year 2012. As a percentage of net sales, selling, general and administrative expenses for fiscal 2013 increased to 39.9% as compared to 37.3% for fiscal 2012. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher store, corporate, distribution center and advertising expenses associated with the decrease in comparable store sales, as well as higher depreciation and amortization expense.

Store expenses increased $11.6 million in fiscal year 2013 as compared to fiscal year 2012. This increase was primarily due to increased rent and real estate, payroll, maintenance and utilities expenses associated with new store growth. Store expenses were 25.3% of net sales in fiscal 2013 compared to 23.9% of net sales in fiscal 2012, a 140 basis point increase, primarily resulting from higher rent and real estate taxes, higher payroll and higher maintenance expenses as a percentage of net sales associated with a decrease in comparable store sales.

Corporate expenses increased $3.0 million in fiscal 2013 as compared to fiscal 2012 primarily due to a $1.5 million increase in information technology costs related to upgrading our information technology systems and support of our enterprise merchandise system that was implemented in fiscal 2012 and higher payroll expense of $1.2 million. The addition of new staff positions to support our growth and merit compensation increases resulted in a $1.4 million increase, while share-based compensation expense also increased by $0.3 million. These increases in payroll expense were partially offset by a $0.4 million decrease in management bonuses. The remaining increase in corporate expenses resulted primarily from higher store-related legal expenses of $0.3 million. Corporate expenses were 5.7% of net sales in fiscal 2013 compared to 5.3% of net sales in fiscal 2012, a 40 basis point increase, primarily resulting from higher information technology costs and higher payroll expenses as a percentage of net sales associated with a decrease in comparable store sales.

Depreciation and amortization expense increased $2.9 million, or 40 basis points as a percentage of net sales, in fiscal 2013 as compared to fiscal 2012 due to increased property additions associated with ten new store openings in fiscal 2013 and investments in upgrading our information technology systems, including the implementation of Oracle’s enterprise merchandising system in fiscal year 2012. Depreciation and amortization expense in fiscal 2013 also includes $0.1 million of accelerated depreciation expense related to the Company’s plan to close 3 existing stores in fiscal 2014 and the corporate office relocation that occurred in early fiscal 2014.

The $1.6 million increase in distribution center expenses was primarily the result of higher outbound freight delivery charges of $0.7 million primarily associated with new store growth and higher payroll and benefit costs of $0.6 million related to processing the increase in merchandise inventory receipts associated with new store growth. The increase was also the result of higher rent expense of $0.4 million associated with our second distribution center, as rent expense began in November 2013. Distribution center expenses increased 20 basis points as a percentage of net sales to 3.7% of net sales in fiscal 2013 primarily resulting from higher payroll and higher rent expense as a percentage of net sales associated with a decrease in comparable store sales.

The $1.2 million increase in advertising expenses in fiscal 2013 as compared to fiscal 2012 was a result of increases in preprint and direct mail costs, including costs related to ten new store openings during fiscal 2013, as well as costs associated with our guest loyalty program, which was launched company-wide in the second quarter of fiscal 2013. Advertising expenses were 3.0% of net sales in fiscal 2013 compared to 2.8% in fiscal 2012, with the increase associated with a decrease in comparable store sales.

Store pre-opening expenses increased $0.2 million in fiscal 2013 as compared to fiscal 2012 due to ten new store openings in fiscal 2013, compared to nine new store openings in fiscal 2012.

Interest Expense, Net

Interest expense, net for fiscal year 2013 increased $2.0 million to $2.5 million compared to $0.5 million in fiscal year 2012. This increase was primarily the result of interest expense, including the amortization of deferred financing fees, related to the $45.0 million senior term loan that we entered into on August 27, 2013 to partially fund the $69.9 million special cash dividend declared on August 26, 2013, as well as an increase in average borrowings on our revolving line of credit from $0 during fiscal 2012 to $4.0 million during fiscal 2013.

Income Before Taxes

Income before taxes for fiscal year 2013 decreased $25.3 million to $12.3 million compared to $37.7 million in fiscal year 2012. As a percentage of net sales, income before taxes was 2.0% of net sales for fiscal year 2013 compared to 6.2% of net sales in fiscal year 2012.

Income Tax Expense

Income tax expense decreased $9.8 million in fiscal year 2013 to $4.3 million as compared to $14.1 million in fiscal year 2012. The effective income tax rate for fiscal year 2013 was 34.9% compared to an effective rate of 37.5% for fiscal year 2012, with the decrease in the effective income tax rate resulting primarily from federal tax credits having a larger tax percentage impact given the lower taxable income compared to fiscal 2012. Additionally, not all of our taxable income was subject to the 35% federal tax bracket based upon the Company’s lower taxable income. The effective rate differed from the federal enacted rate of 35% primarily due to federal tax credits and state taxes, net of federal benefits.

Net Income

Net income for fiscal year 2013 was $8.0 million compared to $23.5 million in fiscal year 2012, a $15.5 million decrease. As a percentage of net sales, net income was 1.3% of net sales for fiscal year 2013 compared to 3.9% in fiscal year 2012. The decrease in net income resulted primarily from the comparable store sales decrease, the 130 basis point decrease in gross profit margin and the increase in selling, general and administrative expenses associated with our new store growth, partially offset by higher net sales attributable to new stores.

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

Seasonality

Our business is subject to seasonal fluctuations, which are typical of retailers that carry a similar merchandise offering. A disproportionate amount of our sales and net income are realized during the fourth quarter, which includes the holiday selling season. In fiscal years 2013, 2012 and 2011, respectively, 32.3%, 33.3% and 33.6% of our net sales were generated in the fourth quarter. Operating cash flows are typically higher in the fourth fiscal quarter due to inventory related working capital requirements in the third fiscal quarter. Based on results from 2004 to 2008, approximately 34% of comparable store sales and more than 100% of net income was realized in the fourth quarter, making up for a net loss historically incurred through the first nine months. However, financial performance in fiscal year 2009 represented a favorable break from the historical trend which has continued through fiscal year 2013. During fiscal years 2013, 2012 and 2011, we generated net income during the first nine months of $5.3 million, $15.6 million and $15.0 million, respectively, and 34.1%, 33.7% and 40.5% of net income was realized in the fourth quarters of fiscal 2013, 2012 and 2011, respectively. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving and Christmas and regional fluctuations for events such as sales tax holidays.

Liquidity and Capital Resources

Our primary ongoing cash requirements are for operating expenses, inventory, new store capital investment, investments in our information technology, investments in our distribution centers, including our second primary distribution center that will become operational in mid-2014, and capital expenditures for existing store improvements, as well as debt service. Our typical investment in a new store is approximately $1.3 million, which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.1 million have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores.

Our working capital at February 1, 2014 decreased $39.1 million, or 47.2%, to $43.8 million compared to working capital of $82.9 million at February 2, 2013. On August 26, 2013, the Company’s board of directors approved and the Company declared a $69.9 million, or $3.60 per share of common stock, special cash dividend, of which $69.7 million was paid on September 23, 2013 with the remaining $0.2 million to be paid as non-vested restricted stock awards vest. To fund a portion of the special cash dividend payment, the Company entered into a $45.0 million senior term loan with a maturity date of August 27, 2018. The majority of the principal is due on the maturity date, with quarterly principal payments due beginning in October 2014 through the maturity date. The senior term loan contains an early payment provision exercisable at the Company’s option, pursuant to which the Company may repay all or a portion of the outstanding principal amount at any time, subject to a prepayment penalty for any prepayments made during the first two years of the agreement. The remainder of the special cash dividend payment was funded by cash from operations, and principal payments on the senior term loan will be funded by cash from operations and, if necessary, borrowings under the revolving line of credit facility. The revolving line of credit facility was amended on August 27, 2013 to increase the borrowing capacity from $60 million to $80 million and may be increased to a maximum borrowing capacity of $100 million. The amended revolving line of credit facility expires on August 27, 2018.

Borrowings of $7.3 million were outstanding under our revolving line of credit facility at February 1, 2014, as compared to no borrowings outstanding under our revolving line of credit facility at February 2, 2013. Cash and cash equivalents were $5.8 million and $40.8 million at February 1, 2014 and February 2, 2013, respectively. Net cash provided by operating activities was $20.8 million for fiscal year 2013 compared to $26.5 million in fiscal year 2012. Average borrowings under our revolving line of credit facility increased to $4.0 million in fiscal year 2013 from $0 in fiscal year 2012, in part due to the portion of the $69.9 million special cash dividend declared on August 26, 2013 that was funded by cash from operations. The largest amount borrowed at one time during fiscal year 2013 was $31.5 million in the fourth quarter when our working capital needs peaked for the holiday selling season, compared to no borrowings under our revolving line of credit facility during fiscal year 2012. Average availability under our revolving line of credit facility increased 18.1% to $62.2 million in fiscal year 2013 compared to $56.3 million in fiscal year 2012 due to the increase in borrowing capacity from $60 million to $80 million in fiscal year 2013. Stockholders’ equity, which includes the reduction in retained earnings for the $69.9 million special cash dividend declared on August 26, 2013, was $41.8 million as of February 1, 2014 compared to $102.4 million as of February 2, 2013.

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

Capital Expenditures

Net capital expenditures during fiscal years 2013, 2012 and 2011 were $36.3 million, $21.0 million and $18.1 million, respectively. Net capital expenditures were comprised of the following:

	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
		(in 000’s)
Recurring capital expenditures
New and existing stores	$39,115	$26,658	$26,222
Technology-related investments	3,603	5,883	4,582
Existing distribution center improvements	785	1,696	360
Non-recurring capital expenditures
Second distribution center	13,388	—	—
New corporate office	3,242	—	—

Gross capital expenditures	60,133	34,237	31,164
Less: Proceeds from sale-leaseback transactions	(23,812)	(13,197)	(13,042)

Net capital expenditures	$36,321	$21,040	$18,122

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

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
		(in 000’s)
Cash flows provided by operating activities	$20,815	$26,505	$27,116
Cash flows used in investing activities	(36,321)	(20,617)	(17,890)
Cash flows used in financing activities	(19,559)	(477)	(3,181)

Increase (decrease) in cash and cash equivalents	(35,065)	5,411	6,045
Cash and cash equivalents, beginning of period	40,824	35,413	29,368

Cash and cash equivalents, end of period	$5,759	$40,824	$35,413

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items primarily including depreciation and amortization, deferred taxes, share-based compensation and the effect of working capital changes.

2013 versus 2012 – Operating cash flows of $20.8 million in fiscal 2013 included net income of $8.0 million and non-cash charges of $11.7 million primarily related to $9.8 million in depreciation and amortization expense, $1.3 million of share-based compensation expense, $0.5 million of amortization of deferred financing fees and $0.1 million of changes in deferred income taxes. Net cash provided by operating activities in fiscal 2013 was favorably impacted by a $9.6 million increase in deferred rent primarily due to the ten new stores opened in fiscal 2013 and four of the seven new stores opening in fiscal 2014, an $8.4 million increase in accounts payable due to the increase in inventory and the timing of inventory purchases and a $2.0 million increase in accrued expenses and other liabilities primarily due to the 12% increase in new stores during fiscal 2013. Operating cash flows were also favorably impacted by a $0.9 million decrease in accounts, landlord and income taxes receivable primarily due to a $4.1 million decrease in landlord receivables related to tenant improvement allowances associated with new store growth resulting from more new stores in fiscal 2013 being financed by the landlord during the construction period as compared to fiscal 2012, partially offset by a $2.5 million increase in income taxes receivable resulting from our lower than expected fiscal 2013 financial performance and a $0.7 million increase in accounts receivable. Operating cash flows were reduced by a $16.7 million increase in merchandise inventories primarily due to the ten new stores opened in fiscal 2013 and the comparable store sales decrease we incurred in the fourth quarter, a $1.8 million increase in prepaid expenses and other current assets primarily due to the ten new stores opened in fiscal 2013 and a $1.2 million increase in other assets primarily due to the ten new stores opened in fiscal year 2013.

Net cash provided by operating activities in fiscal year 2013 was $20.8 million compared to $26.5 million for fiscal year 2012, a $5.7 million decrease. The primary driver of the decrease in operating cash flows in fiscal 2013 as compared to fiscal 2012 was the decrease in net income of $15.5 million from $23.5 million for fiscal year 2012 to $8.0 million for fiscal year 2013. The deterioration in our financial performance, most notably the decrease in comparable store sales, resulted in higher merchandise inventories per comparable store as compared to fiscal 2012. These decreases in operating cash flows in fiscal 2013 as compared to fiscal 2012 were partially offset by a significant increase in accounts payable as compared to the decrease in fiscal 2012, with the increase in accounts payable, in part, resulting from higher merchandise inventories per comparable store. The increase in new store activity in fiscal 2013 as compared to fiscal 2012 also led to a more significant increase in operating cash flows related to accrued expenses and deferred rent in fiscal 2013 as compared to fiscal 2012.

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

Cash Flows from Investing Activities

2013 versus 2012 – Net cash used in investing activities during fiscal year 2013 was $36.3 million compared to $20.6 million in fiscal year 2012. Cash of $60.1 million and $34.2 million was used for purchases of property and equipment during fiscal year 2013 and 2012, respectively. Cash used in investing activities related primarily to $39.1 million invested in new and existing stores during fiscal 2013. Of the $39.1 million, $26.3 million was invested in the ten new store openings during fiscal 2013, $5.7 million was used for new stores that are opening in fiscal 2014, and the remaining $7.2 million was used for fixtures and store improvements for existing stores. This compares to $26.7 million invested in new and existing stores during fiscal year 2012, of which $23.0 million was invested in the nine new stores opened during fiscal 2012, $0.4 million was used for new stores that opened in fiscal 2013, and the remaining $3.3 million was used for fixtures and store improvements for existing stores. The increase in cash invested in new store openings to $26.3 million in fiscal 2013 as compared to $23.0 million in fiscal 2012 resulted from ten new store openings in fiscal 2013 compared to nine new stores opened in fiscal 2012, while the remaining increase in cash invested in new and existing stores related to an increase in cash used for fixtures and store improvements for existing stores in fiscal 2013 primarily due to more remodel projects completed in fiscal 2013 as compared to fiscal 2012. As part of our expansion strategy, we will continue to make investments in our new and existing stores, as we plan to open seven new stores in fiscal 2014.

The increase in cash used in investing activities in fiscal 2013 as compared to fiscal 2012 is also due to the $13.4 million invested in the second primary distribution center opening in mid-2014 for which construction began in fiscal 2013 and $3.2 million invested in furniture, fixtures and equipment related to our corporate headquarters, which were relocated to a new leased building in early 2014. Investments in information technology equipment and software during fiscal 2013 was $3.6 million compared to $5.9 million in fiscal year 2012, with the decrease primarily relating to lower software investments. Additionally, existing distribution center improvements were $0.8 million and $1.7 million for fiscal year 2013 and 2012, respectively.

Proceeds from sale-leaseback transactions were $23.8 million and $13.2 million in fiscal year 2013 and 2012, respectively, where the Company was deemed the accounting owner of the property and equipment during the new store construction period pursuant to the underlying lease agreement. The increase in cash generated from proceeds from sale-leaseback transactions resulted from both the increased investment in new and existing stores in fiscal 2013 as compared to fiscal 2012 and $4.4 million of landlord reimbursements received in fiscal 2013 for new stores opening in fiscal 2014.

Capital expenditures, net of proceeds from the sale-leaseback of real estate related to new store construction, of $27.0 million to $30.0 million are planned for fiscal 2014. This includes $12.0 million to $13.0 million of capital expenditures related to our second distribution center for which construction will be completed and will be operational by the second quarter of fiscal 2014 and for furniture, fixtures and equipment and information technology costs associated with our corporate office relocation, which occurred in March 2014. The remaining $15.0 million to $17.0 million of capital expenditures for fiscal 2014 will be primarily for investments in information technology systems, fixtures and store improvements for certain of our existing stores, equipment for our distribution center and for the seven new stores opening in fiscal 2014.

Insurance proceeds of $0.4 million were received in fiscal year 2012 related to casualty claims for damages to existing stores. No insurance proceeds were received in fiscal year 2013.

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

Cash Flows from Financing Activities

2013 versus 2012 – Net cash used by financing activities was $19.6 million in fiscal 2013 compared to $0.5 million in fiscal year 2012. To fund a portion of the $69.9 million, or $3.60 per share, special cash dividend declared on August 26, 2013, of which $69.7 million was paid in fiscal 2013, the Company entered into a $45.0 million senior term loan on August 27, 2013. Borrowings of $7.3 million were outstanding on the revolving line of credit facility at February 1, 2014, resulting from borrowings and repayments on the revolving line of credit facility of $62.0 million and $54.7 million, respectively. There were no borrowings on the revolving line of credit facility in fiscal 2012. Cash of $2.0 million was paid for debt issuance costs during fiscal 2013 related to the $45.0 million senior term loan and the refinancing of the revolving line of credit facility in August 2013. Cash of $0.2 million and $0.7 million was used during fiscal 2013 and 2012, respectively, for payments on capital lease and financing agreements. Cash of $0.1 million was used for the repurchase of common stock in fiscal 2013 to fund withholding taxes on restricted stock that vested in fiscal 2013. Proceeds of $0.1 million were received during fiscal 2013 in connection with the exercise of stock options. In May 2012, we received net cash proceeds of $0.2 million in connection with a public offering of shares of our common stock.

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

Company, Inc. and Gordmans LLC are all guarantors under the loan agreement. On August 27, 2013, the Company amended the loan, guaranty and security agreement to increase the borrowing capacity from $60.0 million to $80.0 million, with the ability to increase the maximum available borrowings under the facility to $100.0 million, and remove the covenant that limited the amount of capital expenditures. The description which follows includes the terms of the sixth amendment to the loan agreement, which became effective August 27, 2013.

The revolving line of credit facility is available for working capital and other general corporate purposes and, following the amendment on August 27, 2013, is scheduled to expire on August 27, 2018. At February 1, 2014, we had borrowings outstanding of $7.3 million under our revolving line of credit facility, and there were borrowings on the facility of $62.0 million during fiscal 2013 and repayments of $54.7 million during fiscal 2013. There were no borrowings under the revolving line of credit facility during fiscal year 2012. We had excess availability of $53.8 million and $51.0 million at February 1, 2014 and February 2, 2013, respectively, including letters of credit issued with an aggregate face amount of $0.8 million and $0.2 million at February 1, 2014 and February 2, 2013, respectively.

Interest is payable on borrowings under the revolving line of credit facility monthly at a rate equal to LIBOR or the base rate as selected by management, plus an applicable margin which ranges from 0.50% to 2.50% set quarterly dependent upon the seasonal or non-seasonal period and average net availability under the revolving line of credit facility during the previous quarter.

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

Among other provisions, the loan, guaranty and security agreement relating to the Company’s revolving line of credit facility contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under the $45.0 million senior term loan and indebtedness not to exceed $11,000,000 in any fiscal year and $30,000,000 in the aggregate to finance the acquisition, construction or installation of equipment or fixtures at the Company’s retail store locations, distribution centers or corporate office. The revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $500,000 in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries and (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with the ordinary corporate governance, overhead, legal and accounting and maintenance. The loan, guaranty and security agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. As of February 1, 2014, the Company was in compliance with all of its debt covenants under the loan, guaranty and security agreement. Should the Company default on any of its covenants, Wells Fargo Bank, N.A. may make any outstanding amounts on the revolving line of credit facility immediately due and payable.

On August 27, 2013, Gordmans, Inc. entered into a $45.0 million senior term loan with Cerberus Business Finance, LLC. The senior term loan has a maturity date of August 27, 2018, with payments of $0.3 million due on a quarterly basis beginning in October 2014 through October 2015 and payments of $0.4 million due on a quarterly basis beginning January 2016 through the maturity date, with the remaining principal due on the maturity date. The senior term loan contains an early payment provision, exercisable at the Company’s option, pursuant to which the Company may repay all or a portion of the outstanding principal amount at any time, subject to a prepayment penalty applicable during the first two years. The senior term loan carries an interest rate of the prime rate plus 5.25% with a floor of 3.25% or the LIBOR rate plus 7.0% with a floor of 1.5%, as selected by the Company. The senior term loan is secured on a second lien basis by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. The senior term loan contains certain financial covenants, including a minimum fixed charge coverage ratio, a maximum leverage ratio and limitations on the annual amount of capital expenditures, as well as customary affirmative and negative covenants substantially similar to those under the revolving line of credit facility. As of February 1, 2014, the Company was in compliance with all of its debt covenants under the senior term loan, including the financial covenants, as follows: the fixed charge ratio was 1.38 compared to a minimum required ratio of 1.10, and the leverage ratio was 1.55 compared to a maximum ratio allowed of 1.55. The Company expects to be in compliance with the financial covenants throughout fiscal 2014. Should the Company default on any of its covenants, the lenders may demand that the outstanding balance of the senior term loan be immediately due and payable.

Based on the borrowing rates currently available to the Company for debt with similar terms and the variable interest rate of the senior term loan, which has not changed since the agreement was signed in August 2013, the fair value of the senior term loan approximates its carrying amount of $45.0 million at February 1, 2014. Fair value approximates the carrying value of balances outstanding on the revolving line of credit facility due to both the short-term nature of these borrowings and the variable interest rates of this agreement.

We also entered into two financing arrangements to purchase software during fiscal 2010. During fiscal year 2012, the Company paid off the remaining obligation of $0.2 million outstanding at January 28, 2012 on these arrangements.

Contractual Obligations and Off-Balance-Sheet Arrangements

As noted on the following table, the Company has contractual obligations and commitments as of February 1, 2014 that may affect the financial condition of the Company. However, management believes that there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition, results of operations, or cash flows. Other than the letters of credit set forth in the table below, the Company had no off-balance-sheet arrangements as of February 1, 2014.

The following table summarizes our contractual obligations and commitments as of February 1, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in 000’s)
Contractual Obligations:
Operating leases(1)(2)	$364,512	$51,043	$93,377	$74,033	$146,059
Senior term loan(3)	61,527	4,378	10,289	46,860	—
Revolving line of credit	7,250	—	—	7,250	—
Letters of credit	772	772	—	—	—

Total	$434,061	$56,193	$103,666	$128,143	$146,059

(1)

Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds, but are not included in operating lease obligations. Two retail stores with provisions for additional contingent rent exceeded the applicable sales thresholds in fiscal 2013. Contingent rent was $0.1 million in fiscal 2013.

(2)

Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 37% of lease expense for our retail stores in fiscal 2013.

(3)	Includes $45.0 million of principal payments and $16.5 million of interest payments on the senior term loan.

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

Revenue Recognition

Revenue is recognized at the point-of-sale, net of estimated returns and allowances and exclusive of sales tax. License fees from licensed departments represent a percentage of total footwear and maternity sales due to the licensing of the footwear and maternity businesses to third parties. Footwear and maternity sales under these licensing arrangements are not included in net sales, but are included separately on the statement of operations. Layaway sales are deferred until the final sales transaction has been completed. Sales of gift cards are deferred until they are redeemed for the purchase of our merchandise. The Company reserves for estimated merchandise returns based on historical experience and various other assumptions that we believe to be reasonable. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. A significant increase in merchandise returns could have a materially unfavorable impact on our results of operations. Income from unredeemed gift cards is recorded when the likelihood of redemption becomes remote, which has been determined to be three years from the date of issuance, based on historical redemption patterns. We similarly record deferred revenue on our balance sheet for merchandise credits issued related to guest returns and recognize this revenue upon the redemption of the merchandise credits.

Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis using the conventional retail inventory method. Under the retail inventory method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. This method is widely used in the retail industry and involves management estimates with regard to such areas as markdowns and inventory shrinkage. A significant factor involves the recording and timing of permanent markdowns. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. An inventory shrinkage rate is estimated for interim periods, but is based on a full physical inventory near the fiscal year end. An inventory obsolescence reserve is estimated based on historical experience and the age of the inventory. A significant increase in the shrinkage rate or inventory obsolescence reserve could have a materially unfavorable impact on our results of operations and on our balance sheet. All inventories are in one class and are classified as finished goods. Inventories in possession of our carrier are included in merchandise inventories as legal title and risk of loss has passed.

Property and Equipment

Property and equipment are recorded at cost and are depreciated for financial reporting purposes using the straight-line method over their estimated useful lives. Leasehold improvements are depreciated over the lesser of their related lease terms or useful life. The Company uses the original lease term, excluding renewal option periods, to determine the estimated useful lives for leases with renewal periods at the Company’s option. Equipment recorded under capital leases are amortized using the straight-line method over the shorter of the related lease terms or useful life of the assets. Any changes in the useful lives of property and equipment resulting from changes in estimates, the condition or utilization of the assets or plans to replace the property and equipment could have a materially unfavorable impact on our results of operations and on our balance sheet.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances, such as decisions to close a store, significant changes in the condition or utilization of assets, or significant operating losses, indicate that the carrying amounts of such assets may not be recoverable. Significant judgment is involved in projecting the cash flows of individual stores, which involve a number of factors including historical trends, recent performance and general economic assumptions. If such a review indicates that the carrying amounts of long-lived assets are not recoverable, we reduce the carrying amounts of such assets to their fair values. We have not historically experienced any significant impairment of long-lived assets, although any significant impairment of long-lived assets could have a materially unfavorable impact on our results of operations and balance sheet.

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

Tenant improvement assets, as well as the corresponding tenant improvement allowances, are recorded when the amount of new store construction covered by the tenant improvement allowance exceeds the amount attributable to the landlord’s owned asset, generally the building shell. Tenant improvement assets, which generally represent non-structural improvements (i.e. furniture, fixtures and equipment) for which the Company receives reimbursement from the landlord, are depreciated over the initial life of the lease, prior to any lease extensions. For tenant improvement allowances and rent holidays, we record a deferred rent liability on the consolidated balance sheets and amortize the deferred rent over the initial term of the lease as reductions to rent expense on the consolidated statements of operations.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of operations.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. We record a contingent rent liability on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Self-Insurance

We are self-insured for certain losses related to health, dental, workers’ compensation and general liability insurance, although we maintain stop-loss coverage with third-party insurers to limit liability exposure. Liabilities associated with these losses are estimated, in part, by considering historical claims experience, expected trends and industry factors and other assumptions. Although management believes adequate reserves have been provided for expected liabilities arising from our self-insured obligations, projections of future losses are inherently uncertain, and it is reasonably possible that estimates of these liabilities will change over the near term as circumstances develop, with any significant changes having the potential to unfavorably impact our results of operations.

Share-Based Compensation

We recognize all share-based payments to employees in the consolidated statements of operations based on the grant date fair value of the award for those awards that are expected to vest. Forfeitures of awards are estimated at the time of grant based on historical experience and revised appropriately in subsequent periods if actual forfeitures differ from those estimates. We utilize the Black-Scholes option valuation model to calculate the value of each stock option. Expected volatility was based on historical volatility of the common stock for a peer group of other companies within the retail industry. The expected term of the options represents the period of time until exercise or termination and, for grants beginning in fiscal 2011, is estimated using the simplified method, or the average of the vesting period and the original contractual term, as it is not practical to use our historical experience to estimate the expected term as our shares have not been publicly traded for a significant period of time. In fiscal year 2010, the expected term was based on the historical experience of similar awards. The risk free rate is based on the U.S. Treasury rate at the time of the grants for instruments of a comparable life. The dividend yield was assumed to be 2.0%. Any significant changes in these estimates used to value stock options could have a significant impact on share-based compensation.

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

Fiscal Years 2013, 2012 and 2011 valuation

Subsequent to our initial public offering, the fair value of our common stock at the date of each option grant, or the exercise price, was based on the current market value of our stock that is actively traded on the NASDAQ Global Select Market. Forfeitures of awards are estimated at the time of grant based on historical experience and revised appropriately in subsequent periods if actual forfeitures differ from those estimates.

In fiscal year 2013, we declared a special cash dividend of $3.60 per share of common stock. Pursuant to the 2010 Omnibus Incentive Compensation Plan, we modified the exercise price of all outstanding stock options on the dividend date by reducing the exercise price of each non-qualified stock option by $3.60 per share and the incentive stock options by $2.82 per share. In addition, pursuant to the 2010 Omnibus Incentive Compensation Plan, we granted an additional 77,195 shares of incentive stock options to the existing holders in order for the holders to maintain the same equity value in the incentive stock options after the dividend as existed prior to the dividend. The modifications of the options did not result in any additional compensation expense to be recognized over the remaining vesting periods of the stock options.

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

Related Party Transactions

In connection with the initial public offering, the Company entered into a services agreement with Sun Capital to (1) reimburse Sun Capital for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital with customary indemnification for any such services. During fiscal years 2013, 2012 and 2011, the Company incurred fees of $64 thousand, $56 thousand and $44 thousand, respectively, to Sun Capital under the terms of the services agreement.

Recent Accounting Standards and Pronouncements

On September 13, 2013, the U.S. Treasury and Internal Revenue Service issued final Tangible Property Regulations (“TPR”) under Internal Revenue Code (“IRC”) Section 162 and IRC Section 263(a). The regulations are not effective until tax years beginning on or after January 1, 2014, or our fiscal year ending January 31, 2015; however, certain portions may require a tax method change on a retroactive basis, thus requiring an IRC Section 481(a) adjustment related to fixed and real asset deferred taxes. The Company is currently evaluating the impact of the regulations concerning amounts paid to acquire, produce, or improve tangible property and recovery of basis upon disposition. The Company is still determining whether or not any changes in an accounting method will be required and, if so, whether they will result in a material impact to the financial statements. At this time, the Company does not anticipate such regulations having a material impact to its financial statements.

In an exposure draft issued in 2013, the Financial Accounting Standards Board (“FASB”), together with the International Accounting Standards Board, has proposed a comprehensive set of changes in generally accepted accounting principles (“GAAP”) for leases. This proposed change in its current exposure draft form would create a new accounting model for us and eliminates the concept of operating leases. The lease accounting model contemplated by the proposed standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, the leases for our stores are accounted for as operating leases, with no related assets and liabilities on our balance sheet. The proposed standard also contains two different approaches for amortizing the right of use asset, and we believe the straight-line approach would be used on our stores. The straight-line approach is similar to how we currently amortize rental payments for our stores on a straight-line basis over the lease term. No date has been determined for the issuance of the final standard. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance. The proposed accounting standard, as currently drafted, would have a material impact on our consolidated balance sheets. This exposure draft is non-cash in nature and would not impact our cash position or our debt covenants, although it could impact how we negotiate leases for our stores in the future.

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

Borrowings under the revolving line of credit facility bear interest at the base rate plus 0.50% (3.75% at February 1, 2014) with an option to bear interest at the LIBOR interest rate plus 1.75%. Borrowings under the revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $80.0 million. Borrowings of $7.3 million were outstanding under our revolving credit facility at February 1, 2014. Average daily borrowings during fiscal year 2013 were $4.0 million. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the revolving line of credit facility. As of February 1, 2014, the analysis indicated that such a movement would not have a material effect on our consolidated financial position, results of operations or cash flows.

Borrowings under the senior term loan bear interest at the prime rate plus 5.25% with a floor of 3.25% (8.50% at February 1, 2014) with an option to bear interest at the LIBOR interest rate plus 7.0% with a floor of 1.5%. We performed a sensitivity analysis assuming a hypothetical 100 basis point increase in the interest rate applied to the average amount outstanding on the senior term loan (assumes no prepayments of principal), as the interest rate of 8.50% at February 1, 2014 represents the floor. As of February 1, 2014, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.4 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Gordmans Stores, Inc.

We have audited the accompanying consolidated balance sheets of Gordmans Stores, Inc. and subsidiaries (“the Company”) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2014. Our audits of the consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gordmans Stores, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 1, 2014, based on the criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 3, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Kansas City, Missouri

April 3, 2014

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except share data)

	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
Net sales	$619,559	$607,692	$551,476
License fees from leased departments	7,828	7,361	6,670
Cost of sales	(365,463)	(350,212)	(316,167)

Gross profit	261,924	264,841	241,979
Selling, general and administrative expenses	(247,131)	(226,710)	(201,084)

Income from operations	14,793	38,131	40,895
Interest expense, net	(2,482)	(481)	(610)

Income before taxes	12,311	37,650	40,285
Income tax expense	(4,298)	(14,119)	(15,112)

Net income	$8,013	$23,531	$25,173

Basic earnings per share	$0.42	$1.23	$1.32
Diluted earnings per share	$0.41	$1.21	$1.30

Basic weighted average shares outstanding	19,288,623	19,165,260	19,098,377
Diluted weighted average shares outstanding	19,345,308	19,405,218	19,370,290

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in 000’s except share data)

	February 1, 2014	February 2, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,759	$40,824
Accounts receivable	2,755	2,049
Landlord receivable	4,716	8,787
Income taxes receivable	3,809	1,300
Merchandise inventories	94,711	78,006
Deferred income taxes	2,815	2,617
Prepaid expenses and other current assets	8,361	6,552

Total current assets	122,926	140,135
PROPERTY AND EQUIPMENT, net	76,393	45,966
INTANGIBLE ASSETS, net	1,906	1,992
OTHER ASSETS, net	5,762	3,033

TOTAL ASSETS	$206,987	$191,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,561	$34,211
Accrued expenses	28,748	22,789
Current portion of long-term debt	7,813	189

Total current liabilities	79,122	57,189
NONCURRENT LIABILITIES:
Long-term debt, less current portion	44,437	—
Deferred rent	31,591	21,997
Deferred income taxes	9,553	9,236
Other liabilities	479	316

Total noncurrent liabilities	86,060	31,549

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of February 1, 2014 and February 2, 2013, respectively	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 19,824,856 issued and 19,420,444 outstanding as of February 1, 2014, 19,804,102 issued and 19,404,322 outstanding as of February 2, 2013	19	19
Additional paid-in capital	53,795	52,461
Retained earnings (accumulated deficit)	(12,009)	49,908

Total stockholders’ equity	41,805	102,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$206,987	$191,126

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share data)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE, January 29, 2011	18,703,086	$19	$50,830	$1,204	$52,053
Share-based compensation expense	—	—	1,421	—	1,421
Issuance of restricted stock	977,547	1	(1)	—	—
Repurchase of common stock	(399,780)	(1)	(6,878)	—	(6,879)
Tax benefit on common stock repurchased/stock options exercised	—	—	5,573	—	5,573
Exercise of stock options	34,811	—	382	—	382
Net income	—	—	—	25,173	25,173

BALANCE, January 28, 2012	19,315,664	19	51,327	26,377	77,723
Share-based compensation expense	—	—	956	—	956
Issuance of common stock pursuant to public offering, net of transaction costs of $457	40,000	—	178	—	178
Issuance of restricted stock, net of forfeitures	48,658	—	—	—	—
Net income	—	—	—	23,531	23,531

BALANCE, February 2, 2013	19,404,322	19	52,461	49,908	102,388
Share-based compensation expense	—	—	1,250	—	1,250
Issuance of restricted stock	8,400	—	—	—	—
Repurchase of common stock	(4,632)	—	(52)	—	(52)
Exercise of stock options	12,354	—	136	—	136
Dividend declared ($3.60 per share)	—	—	—	(69,930)	(69,930)
Net income	—	—	—	8,013	8,013

BALANCE, February 1, 2014	19,420,444	$19	$53,795	$(12,009)	$41,805

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 8,013	$23,531	$25,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,841	6,978	4,307
Amortization of deferred financing fees	499	319	414
Loss on retirement/sale of property and equipment	—	48	17
Deferred income taxes	119	2,979	6,543
Share-based compensation expense	1,250	956	1,421
Net changes in operating assets and liabilities:
Accounts, landlord and income taxes receivable	856	2,395	(9,640)
Merchandise inventories	(16,705)	(12,671)	(5,560)
Prepaid expenses and other current assets	(1,809)	(1,313)	155
Other assets	(1,206)	(806)	(468)
Accounts payable	8,350	(1,823)	(799)
Deferred rent	9,594	7,083	8,259
Accrued expenses and other liabilities	2,013	(1,171)	(2,706)

Net cash provided by operating activities	20,815	26,505	27,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(60,133)	(34,237)	(31,164)
Proceeds from sale-leaseback transactions	23,812	13,197	13,042
Proceeds from insurance settlement	—	423	232

Net cash used in investing activities	(36,321)	(20,617)	(17,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(69,682)	—	—
Borrowings on revolving line of credit	61,973	—	15,970
Repayments on revolving line of credit	(54,723)	—	(15,970)
Proceeds from senior term loan	45,000	—	—
Repurchase of common stock	(52)	—	(6,879)
Tax benefit on common stock repurchased and stock options exercised	—	—	5,573
Debt issuance costs	(2,022)	—	(213)
Payment of long-term debt	(189)	(655)	(2,044)
Proceeds from the exercise of stock options	136	—	382
Proceeds from issuance of common stock pursuant to public offering, net of transaction costs of $457	—	178	—

Net cash used in financing activities	(19,559)	(477)	(3,181)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,065)	5,411	6,045
CASH AND CASH EQUIVALENTS, Beginning of period	40,824	35,413	29,368

CASH AND CASH EQUIVALENTS, End of period	$ 5,759	$40,824	$35,413

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Amounts)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Gordmans Stores, Inc. (the “Company”) operated 93 everyday value price department stores under the trade name “Gordmans” located in 19 states as of February 1, 2014. Gordmans offers a wide assortment of name brand clothing for all ages, accessories (including fragrances), footwear and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment.

Basis of Presentation – The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries: Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc., and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation.

Reporting Year – The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. All references in these financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal years 2013 and 2011 represent the fifty-two week years ended February 1, 2014 and January 28, 2012, respectively, and fiscal year 2012 represents the fifty-three week year ended February 2, 2013.

Revenue Recognition – Revenue is recognized at the point-of-sale, net of estimated returns and allowances and exclusive of sales tax. License fees from leased departments represent a percentage of total footwear and maternity sales due to the licensing of the footwear and maternity businesses to third parties. Footwear and maternity sales under these licensing arrangements are not included in net sales, but the license fees received from leased departments are included separately on the statement of operations. Layaway sales are deferred until the sale has been paid in full. Sales of gift cards are deferred until they are redeemed for the purchase of the Company’s merchandise. A current liability for unredeemed gift cards is recorded at the time the cards are purchased. The gift card and certificate liability, recorded in accrued expenses, was $3.5 million and $2.9 million at February 1, 2014 and February 2, 2013, respectively. Gift card breakage is recorded as revenue when the likelihood of redemption, based on historical redemption patterns, becomes remote, which has been determined to be three years from the date of issuance. Total gift card breakage was $0.2 million during each of fiscal years 2013 and 2012, respectively, and $0.3 million for fiscal year 2011. The Company records deferred revenue on its consolidated balance sheets for merchandise credits issued which are related to guest returns and recognizes this revenue upon the redemption of the merchandise credits. The Company reserves for estimated merchandise returns primarily based on historical experience and other assumptions believed to be reasonable. The accrued liability for reserve for sales returns was $0.2 million at both February 1, 2014 and February 2, 2013, respectively.

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

Accounts Receivable – Accounts receivable primarily consists of non-trade accounts receivable recorded at net realizable value. The Company maintains an allowance for uncollectible accounts that is estimated based on aging and historical experience. The allowance for uncollectible accounts was $0.2 million and $0.1 million at February 1, 2014 and February 2, 2013, respectively.

Landlord Receivable – For certain of the Company’s store operating lease agreements, the Company incurs and pays for the construction invoices directly for both the structural improvements and/or non-structural improvements (i.e. leasehold improvements and furniture, fixtures and equipment) of a new store location or existing store remodel and is reimbursed by the landlord. When the Company bills the landlord for reimbursement, a landlord receivable is recorded pursuant to the lease agreement which provides for a legal right to receive construction reimbursements from the landlord for tenant improvement allowances either periodically during the construction period or at the completion of construction. Of the total landlord receivable balance, $2.2 million and $8.3 million at February 1, 2014 and February 2, 2013, respectively, relate to amounts due from landlords for construction-related reimbursements on structural improvements (sale-leaseback transactions).

Merchandise Inventories – Merchandise inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis using the conventional retail inventory method. Under the retail inventory method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. This method involves management estimates with regard to such things as markdowns and inventory shrinkage. A significant factor involves the recording and timing of permanent markdowns. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. An inventory shrinkage rate is estimated for interim periods, but is based on a full physical inventory near the fiscal year end. An inventory obsolescence reserve is estimated based on historical experience and the age of the inventory. Inventory reserve for obsolescence was $0.9 million and $0.4 million as of February 1, 2014 and February 2, 2013, respectively. All inventories are in one class and are classified as finished goods. Inventories in possession of the Company’s carrier are included in merchandise inventories as legal title and risk of loss has passed.

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

The Company has determined it is the accounting owner of certain leased store locations during the construction period of such assets pursuant to sale-leaseback accounting. In certain of the Company’s operating lease agreements for leased store locations, the Company is responsible for funding the construction of the structural store assets and the landlord reimburses the Company pursuant to the underlying lease agreement. The landlord maintains title of the real property, or structural assets, during the construction phase of a new store location or existing store remodel. During the construction period, the Company serves as the agent for the construction project and is obligated to fund cost overruns or may benefit if the cost of construction is less than the tenant improvement allowance. When construction payments are made by the Company, a fixed asset is recorded in construction-in-progress within property and equipment. The Company bears substantially all construction period risk for new store construction projects and existing store remodels and the Company pays for the construction costs pursuant to a contractual arrangement that includes the right of reimbursement from the landlord. Accordingly, the Company reports the costs of construction as a purchase of property and equipment in “Purchase of property and equipment” and the reimbursements from landlords as “Proceeds from sale-leaseback transactions” under cash flows from investing activities in the consolidated statements of cash flows. When construction is complete, the Company records a sale-leaseback transaction which represents the title transfer of the structural assets that are sold back to the landlord pursuant to sale-leaseback accounting. No gain or loss associated with the sale of such assets is recognized as the Company receives reimbursement from the landlord for the construction costs and leases are structured as operating leases. The sale-leaseback transaction is disclosed in “Supplemental Cash Flow Information” as a non-cash operating, investing and financing activity. Such sale-leaseback transactions do not involve any future commitments, obligations, provisions or circumstances that require or result in the Company’s continuing involvement and the Company is no longer deemed the accounting owner of the landlord-owned assets once the store construction is completed and the sale-leaseback transaction is recorded.

Long-Lived Assets – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such a review indicates that the carrying amounts of long-lived assets are not recoverable, the Company reduces the carrying amounts of such assets to their fair values. No impairment of long-lived assets was recorded during fiscal years 2013, 2012 and 2011.

Intangible Assets – Intangible assets with indefinite lives are not amortized. Instead, indefinite-lived intangible assets are subject to periodic (at least annual) tests for impairment. At February 1, 2014 and February 2, 2013, the Company completed the impairment test and determined that no impairment existed.

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. No impairment was recorded during the fiscal years 2013, 2012 or 2011.

Deferred Financing Fees – Deferred financing fees related to a senior term loan are recorded in “Other assets, net” on the consolidated balance sheets and amortized using the effective interest method over the term of the related financing agreement. Deferred financing fees related to the revolving line of credit facility are recorded in “Other assets, net” on the consolidated balance sheets and amortized using the straight-line method over the term of the related financing agreement. The amortization of deferred financing fees is included in “Interest expense, net” in the consolidated statements of operations.

Operating Leases – The Company leases retail stores, its distribution centers and corporate headquarters under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives and recognizing rent expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins the pre-opening merchandising process, approximately seven weeks prior to opening the store to the public.

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

Loyalty Program – The Company maintains a guest loyalty program, gRewards, in which guests earn points toward certificates for qualifying purchases. Rewards for guests were previously restricted to holders of the Company’s private label credit card. In the second quarter of fiscal 2013, the Company launched its guest loyalty program to all stores. The guest loyalty program is available to all guests, and guests who are both enrolled in the guest loyalty program and hold a private label credit card earn more reward points. Upon reaching specified point values, guests are issued a reward, which they can redeem for purchases in the stores. Rewards earned must be redeemed within 60 days from the date of issuance. The Company accrues for the expected costs related to the redemption of reward certificates. To calculate this expense, the Company estimates gross margin rates and makes assumptions related to card holder redemption rates, which are both based on historical experience. The liability for the loyalty program is included in “Accrued Expenses” on the consolidated balance sheets.

Self-Insurance – The Company is self-insured for certain losses related to health, dental, workers’ compensation and general liability insurance, although the Company maintains stop-loss coverage with third-party insurers to limit liability exposure. Self-insurance exposure is limited for health claims up to $0.2 million per individual per year with no lifetime claim limit, is limited on workers’ compensation claims up to $0.3 million per individual claim and is limited on general liability claims up to $25 thousand per claim. The liabilities are based upon estimates which are reviewed regularly for adequacy based on the most current information available, including historical claim payments, expected trends and industry factors and other assumptions. The Company has estimated self-insurance claims liabilities of $0.9 million and $0.8 million at February 1, 2014 and February 2, 2013, respectively.

Share-Based Compensation – The Company recognized all share-based payments to associates in the consolidated statements of operations based on the grant date fair value of the award for those awards that are expected to vest. Forfeitures of awards are estimated at the time of grant and revised appropriately in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense is recognized in “Selling, general and administrative expenses” in the consolidated statements of operations using the straight-line amortization method over the requisite service period which is the vesting period. The Company utilizes the Black-Scholes option valuation model to calculate the valuation of each stock option. Expected volatility is based on historical volatility of the common stock for a peer group of other companies within the retail industry, as the Company’s shares have not been publicly traded for a significant period of time. Beginning in fiscal 2011, for stock option grants, the expected term of the options represents the period of time until exercise or termination and is estimated using the simplified method, or the average of the vesting period and the original contractual term, as it is not practical for the Company to use its historical experience to estimate the expected term because the Company’s shares have not been publicly traded for a significant period of time. The expected term of stock options issued in and prior to fiscal 2010 is based on the historical experience of similar awards. The risk free rate is based on the U.S. Treasury rate at the time of the grants for instruments of a comparable life.

Cost of Sales – Cost of sales includes the direct cost of purchased merchandise, inventory shrinkage, inventory write-downs and inbound freight to our distribution center.

Selling, General and Administrative Expenses – Selling, general and administrative expenses include payroll and other expenses related to operations at the Company’s corporate office, store expenses, occupancy costs, certain distribution and warehousing costs (aggregating to $23.2 million, $21.6 million and $18.8 million for fiscal years 2013, 2012 and 2011, respectively), depreciation and amortization, store pre-opening costs and advertising expense.

Pre-opening Expenses – Expenses associated with the opening of new stores and the relocation of stores, as well as the opening of the second distribution center set to occur in mid-2014, are expensed as incurred. Store pre-opening costs were $3.9 million, $3.7 million and $2.9 million for fiscal years 2013, 2012 and 2011, respectively.

Advertising Expenses – Advertising expenses are expensed as incurred and were $18.9 million, $17.6 million and $15.5 million for fiscal years 2013, 2012 and 2011, respectively.

Income Taxes – Income taxes are accounted for under an asset and liability approach that includes the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The provision for income taxes represents income taxes paid, taxes payable or receivable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and laws, as appropriate. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) federal and state tax credits and state net operating loss carryforwards.

A valuation allowance is provided to reduce deferred tax assets to the amount that is more likely than not to be realized when management cannot conclude that it is more likely than not that a tax benefit will be realized. In determining the need for a valuation allowance, the Company considers many factors, including taxable income in carry-back periods, historical and forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and tax planning strategies.

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

The evaluation of uncertain tax positions requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating their tax positions and tax benefits. Interest expense and penalties, if any, are accrued on the unrecognized tax benefits and reflected in “Interest expense, net” and “Selling, general and administrative expenses”, respectively.

Earnings Per Share – Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period, which includes vested restricted stock. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period and incremental shares that may be issued in future periods related to outstanding stock awards, including non-vested restricted stock, if dilutive. When calculating incremental shares related to outstanding stock awards, the Company applies the treasury stock method. The treasury stock method assumes that proceeds, consisting of the amount the employee must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits that would be credited to additional paid-in capital on exercise of the stock options, are used to repurchase outstanding shares at the average market price for the period. The treasury stock method is applied only to share grants for which the effect is dilutive.

Financial Instruments – Based on the borrowing rates currently available to the Company for debt with similar terms and the variable interest rate of the senior term loan, the fair value of the senior term loan approximates its carrying amount as the interest rate has not changed since the agreement was signed in August 2013. Fair value approximates the carrying value for balances outstanding on the revolving line of credit facility with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) and PNC Bank, due to the variable interest rates of these arrangements and the short-term nature of these borrowings. Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of long-term debt at February 1, 2014 and February 2, 2013 approximates its carrying amount of $52.3 million and $0 at February 1, 2014 and February 2, 2013, respectively. For all other financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and receivables. The Company places cash in highly rated financial institutions, in money market accounts and other highly liquid investments, and these amounts are sometimes in excess of the insured amount. Cash equivalents in excess of insured amounts were $3.9 million and $38.9 million at February 1, 2014 and February 2, 2013, respectively. Concentrations of credit risk on receivables are limited due to the nature of the receivable balances.

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

Segment Reporting – The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker. The Company has one reportable segment. The Company’s operations include activities related to retail stores throughout 19 states.

The following information reflects the percentage of revenues by major product category as a percentage of net sales:

	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
Apparel	56.1%	55.2%	54.3%
Home Fashions	27.9	28.0	28.0
Accessories (including fragrances)	16.0	16.8	17.7

Total	100.0%	100.0%	100.0%

Public Offering – On May 8, 2012, the Company’s shelf registration statement on Form S-3 (File No. 333-180605) was declared effective, pursuant to which the Company may offer up to 200,000 shares of its own common stock and Sun Gordmans, LP and H.I.G. Sun Partners, Inc. (the “selling stockholders”) can sell up to 13,345,943 of their shares of the Company’s common stock. On May 25, 2012, the Company issued 40,000 shares of its common stock and the selling stockholders sold 3,460,061 of their shares of the Company’s common stock. The public offering closed on May 30, 2012. Proceeds from the offering to the Company in fiscal 2012 of approximately $0.6 million were primarily used to pay approximately $0.5 million of expenses related to the offering.

Adoption of New Accounting Pronouncement – Effective February 3, 2013, the Company adopted new guidance on intangible asset impairment testing that simplifies how any entity tests indefinite-lived intangible assets for impairment. This new guidance allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. This qualitative assessment serves as the basis for determining whether further impairment testing is necessary. This guidance was effective for the annual impairment test for indefinite-lived intangible assets for the fiscal year ended February 1, 2014, which resulted in no impairment, and did not impact the Company’s consolidated balance sheets, results of operations or cash flows.

Recently Issued Accounting Pronouncements – In September 2013, the U.S. Treasury and Internal Revenue Service issued final Tangible Property Regulations (“TPR”) under Internal Revenue Code (“IRC”) Section 162 and IRC Section 263(a). The TPR impacts the accounting for amounts paid to acquire, produce or improve tangible property and recovery of basis upon disposition. Certain portions of the TPR may require a tax method change on a retroactive basis, thus requiring an IRC Section 481(a) adjustment related to fixed and real asset deferred taxes. The regulations are not effective until tax years beginning on or after January 1, 2014, or the fiscal year ending January 31, 2015 for the Company. The Company is currently evaluating the impact of the

TPR and whether or not any changes in an accounting method will be required and, if so, whether they will result in a material impact to the financial statements. The Company does not expect this guidance to significantly impact the Company’s consolidated financial statements.

Recently Proposed Accounting Pronouncements – In an exposure draft issued in 2013, the Financial Accounting Standards Board (“FASB”), together with the International Accounting Standards Board, has proposed a comprehensive set of changes in generally accepted accounting principles (“GAAP”) for leases. This proposed change in its current exposure draft form would create a new accounting model for both lessees and lessors and eliminates the concept of operating leases. The lease accounting model contemplated by the proposed standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, the leases for the Company’s stores are accounted for as operating leases, with no related assets and liabilities on the Company’s balance sheet. The proposed standard also contains two different approaches for amortizing the right of use asset, with the straight-line approach used on assets which include the Company’s store leases. The straight-line approach in the proposed standard is similar to how the Company currently amortizes rental payments for its stores over the lease term in the consolidated statements of operations. No date has been determined for the issuance of the final standard. The proposed accounting standard, as currently drafted, would have a material impact on the Company’s consolidated financial statements.

Supplemental Cash Flow Information – The following table sets forth non-cash investing and financing activities and other cash flow information:

	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
Non-cash investing and financing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$5,923	$2,062	$4,280
Sales of property and equipment pursuant to sale-leaseback accounting	10,352	14,825	13,042
Dividends declared but not yet paid	248	—	—
Other cash flow information:
Cash paid for interest	1,991	161	397
Cash paid for income taxes, net	6,672	9,634	4,426

Sales of property and equipment pursuant to sale-leaseback accounting represents the amount of structural assets sold to the landlord at the completion of construction for which the Company was deemed the owner during the construction period, pursuant to sale-leaseback accounting, and for which no cash was received upon transfer of ownership.

B. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	February 1, 2014	February 2, 2013
Prepaid rent – real estate	$3,929	$3,480
Other prepaid expenses and current assets	4,432	3,072

	$8,361	$6,552

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 1, 2014	February 2, 2013
Leasehold improvements	$ 9,317	$6,716
Furniture, fixtures and equipment	47,876	35,526
Computer software	17,398	15,075
Capitalized leases	1,740	1,740
Construction in progress	25,209	2,331

	101,540	61,388
Less accumulated depreciation and amortization	(25,147)	(15,422)

	$ 76,393	$45,966

Depreciation and amortization expense on property and equipment was $9.8 million, $6.9 million and $4.2 million for fiscal years 2013, 2012 and 2011, respectively, and is included in “Selling, general and administrative expenses” in the consolidated statements of operations. Accumulated amortization on capital leases was $1.4 million and $1.1 million as of February 1, 2014 and February 2, 2013, respectively.

D. INTANGIBLE ASSETS

Intangible assets consist of the following:

		February 1, 2014		February 2, 2013
	Useful Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Footwear license fee agreement	6.3 years	$522	$(439)	$522	$(357)
Maternity license fee agreement	2.4 years	24	(24)	24	(24)
Favorable lease rights, net	6.0 years	24	(21)	24	(17)

		570	(484)	570	(398)
Intangible assets not subject to amortization:
Trade name		1,820	N/A	1,820	N/A

Total		$2,390	$(484)	$2,390	$(398)

Amortization expense on intangible assets was $0.1 million in each of fiscal years 2013, 2012 and 2011, respectively. Remaining amortization expense on intangible assets is $0.1 million in fiscal year 2014.

E. ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 1, 2014	February 2, 2013
Store, distribution center and corporate accruals	$17,418	$11,460
Associate compensation	3,972	3,911
Gift card and certificate liability	3,462	2,944
Accrued real estate taxes	2,127	2,214
Other taxes accrued	1,719	2,202
Interest	50	58

	$28,748	$22,789

F. DEFERRED RENT

The Company records a deferred rent liability to account for tenant improvement allowances and to record rent on a straight-line basis for operating leases. Deferred rent consists of the following:

	February 1, 2014	February 2, 2013
Tenant improvement allowances	$23,483	$15,727
Straight-line rent expense	8,108	6,270

	$31,591	$21,997

G. DEBT OBLIGATIONS

Revolving Line of Credit Facility – The Company has an $80.0 million revolving line of credit facility dated February 20, 2009, as amended effective August 27, 2013, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) and PNC Bank (“WF LOC”). The credit facility expires on August 27, 2018. The amendment to the WF LOC amends certain terms of the revolving line of credit facility, including an increase in the maximum available borrowings from $60.0 million to $80.0 million, a 0.25% reduction in the interest rate for base rate advances and LIBOR rate advances both during seasonal and non-seasonal periods, a decrease in the unused line fee from 0.375% to 0.25%, and the removal of the limitation on annual capital expenditures. The WF LOC allows the Company to increase the maximum available borrowings under the facility to $100.0 million. Deferred financing fees of $0.2 million related to the amendment of the WF LOC were capitalized and are included in other assets, net and are being amortized on a straight-line basis over the remaining term of the revolving line of credit facility. As a result of the amendment of the WF LOC, deferred financing fees of $0.1 million were written off to interest expense, net in the consolidated statements of operations related to a former member of the line-of-credit syndicate who is no longer a member of the line-of-credit syndicate as a result of the amendment. The Company had $7.3 million of borrowings outstanding under the WF LOC as of February 1, 2014, which are included in the current portion of long-term debt at February 1, 2014 as the Company intends to repay the outstanding borrowings within the next twelve months. The Company had no borrowings outstanding under the WF LOC as of February 2, 2013. Average borrowings during fiscal year 2013 and 2012 were $4.0 million and $0, respectively.

Borrowings under this facility bear interest at various rates based on the excess availability and time of year, with two rate options at the discretion of management as follows: (1) For base rate advances, borrowings bear interest at the prime rate plus 0.75% during the non-seasonal period and the prime rate plus 1.50% during the seasonal period. When excess availability is $40.0 million or greater, borrowings for base rate advances bear interest at the prime rate plus 0.50% during the non-seasonal period and the prime rate plus 1.25% during the seasonal period; (2) For LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 1.75% during the non-seasonal period and the LIBOR rate plus 2.50% during the seasonal period. When excess availability is $40.0 million or greater, borrowings for LIBOR rate advances bear interest at the LIBOR rate plus 1.50% during the non-seasonal period and the LIBOR rate plus 2.25% during the seasonal period. Borrowings available under the WF LOC may not exceed the borrowing base (consisting of specified percentages of credit card receivables and eligible inventory, less applicable reserves). The Company must maintain minimum excess availability equal to at least 10% of the borrowing base. The Company had $53.8 million and $51.0 million available to borrow at February 1, 2014 and February 2, 2013, respectively. Borrowings under this facility bore an interest rate of 3.75% under the base rate option at February 1, 2014 and would have borne an interest rate of 4.00% under the base rate option at February 2, 2013. The Company had outstanding letters of credit included in the borrowing base totaling approximately $0.8 million and $0.2 million as of February 1, 2014 and February 2, 2013, respectively.

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

Among other provisions, the loan, guaranty and security agreement relating to the Company’s revolving line of credit facility contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under the $45.0 million Loan, Guaranty and Security Agreement by and among the Borrower, each of the other credit parties signatory thereto, and lenders party thereto and Cerberus Business Finance, LLC, as the administrative agent for the lenders (the “senior term loan”), and indebtedness not to exceed $11,000,000 in any fiscal year and $30,000,000 in the aggregate to finance the acquisition, construction or installation of equipment or fixtures at the Company’s retail store locations, distribution centers or corporate office. The revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $500,000 in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries and (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with ordinary corporate governance, overhead, legal and accounting and maintenance. The loan, guaranty and security agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. Should the Company default on any of its covenants, Wells Fargo Bank, N.A. may make any outstanding amounts on the WF LOC immediately due and payable. As of February 1, 2014, the Company was in compliance with all of its debt covenants.

Senior Term Loan – On August 26, 2013, the Company declared a special cash dividend of $3.60 per share, or $69.9 million, of which $69.7 million was paid in the third quarter of fiscal 2013 and the remaining $0.2 million will be paid as non-vested restricted stock eligible to receive the dividend becomes vested. To finance a portion of the special cash dividend, Gordmans, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, entered into a $45.0 million senior term loan on August 27, 2013. The senior term loan has a maturity date of August 27, 2018, with payments of $0.3 million due on a quarterly basis beginning in October 2014 through October 2015 and payments of $0.4 million due on a quarterly basis beginning in January 2016 through the maturity date, with the remaining principal due on the maturity date. The Company may repay at any time all or a portion of the outstanding principal amount, subject to a prepayment premium equal to 2% in the first year and 1% in the second year (there is no prepayment premium after the second year). The senior term loan carries an interest rate equal to the prime rate plus 5.25% with a floor of 3.25% or the LIBOR rate plus 7.0% with a floor of 1.5%, as selected by the Company. The interest rate at February 1, 2014 was 8.5%. Deferred financing fees of $1.9 million related to the senior term loan were capitalized and are included in other assets, net and are being amortized over the five year term of the senior term loan using the effective interest method.

The senior term loan is secured on a second lien basis by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement.

The senior term loan contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include indebtedness not to exceed $7,500,000 at any time to finance the acquisition of fixed assets, including capital lease obligations, borrowings under the revolving line of credit facility and other indebtedness not to exceed $15,000,000 in any fiscal year and $30,000,000 in the aggregate to finance the acquisition, construction or installation of equipment or fixtures at the Company’s retail store locations, distribution centers or corporate office. The senior term loan also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries. The exceptions to this covenant are substantially similar to the exceptions under the revolving line of credit facility. The senior term loan also contains financial covenants requiring the Company to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio, as well as limitations on the annual amount of capital expenditures. Should the Company default on any of its covenants, the lenders may demand that the outstanding balance of the senior term loan be immediately due and payable. As of February 1, 2014, the Company was in compliance with all of its debt covenants.

Long-term Debt – Long-term debt consists of the following:

	February 1, 2014	February 2, 2013
Revolving line of credit facility	$7,250	$—
Senior term loan	45,000	—
Capital lease obligations	—	189

Total long-term debt	52,250	189
Less current portion of long-term debt	(7,813)	(189)

Long-term debt, less current portion	$44,437	$—

At February 1, 2014, annual maturities of long-term debt during the next five fiscal years and thereafter were as follows:

2014	$563
2015	1,265
2016	1,688
2017	1,688
2018	47,046

Total long-term debt	$52,250

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

H. LEASES

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

Total rental expense related to all operating leases (including related party leases and those with terms less than one year) was $48.8 million, $43.7 million and $39.4 million in fiscal years 2013, 2012 and 2011, respectively. Included in total rental expense in each of the fiscal years 2013, 2012 and 2011 is contingent rent of $0.1 million. Contingent rent is calculated as a percent of sales over a specified amount, which varies by lease. Future minimum lease payments, by fiscal year, under operating leases as of February 1, 2014 are as follows:

2014	$51,043
2015	50,343
2016	43,034
2017	39,595
2018	34,438
After 2018	146,059

Total minimum lease payments	$364,512

I. INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
Current:
Federal	$3,678	$10,172	$7,653
State	501	968	916

	4,179	11,140	8,569
Deferred:
Federal	93	2,456	5,639
State	26	523	904

	119	2,979	6,543

Total	$4,298	$14,119	$15,112

The tax effects of significant items comprising the Company’s deferred income tax assets and liabilities as of February 1, 2014 and February 2, 2013 are as follows:

	February 1, 2014	February 2, 2013
Deferred income tax assets:
Leases	$ 3,081	$2,383
Merchandise inventories	1,594	1,330
Accrued compensation	1,534	1,195
Prepaid expenses and other assets	344	371
Gift cards and certificates	163	226
Accrued expenses	278	197
State net operating loss carryforwards	49	71

	7,043	5,773

Deferred income tax liabilities:
Property and equipment	(7,190)	(6,601)
Software	(5,867)	(5,034)
Intangibles	(724)	(757)

	(13,781)	(12,392)

Net deferred income tax liability	(6,738)	(6,619)
Less: Current deferred income tax asset	(2,815)	(2,617)

Long-term deferred income tax liability	$ (9,553)	$(9,236)

The reconciliation of income tax computed at the U.S. statutory rate to income tax expense is as follows:

	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax expense, net of federal tax effect	3.0	2.7	2.9
Nondeductible expenses	0.7	0.3	0.2
Federal tax credits	(2.4)	(0.8)	(0.5)
Effect of graduated federal tax rates	(0.8)	—	—
Other	(0.6)	0.3	(0.1)

Total income tax expense	34.9%	37.5%	37.5%

As of February 1, 2014, the Company had state net operating loss carryovers of $1.6 million. These carryovers will expire by 2031 if not utilized by then. The tax effect of these carryovers is recorded as a deferred income tax asset in the consolidated balance sheets.

The Company recognized income tax benefits related to the deductibility of share-based compensation of $5.6 million in fiscal 2011, which was recorded as an increase in additional paid-in capital and a reduction of income taxes payable. $5.5 million relates to restricted stock issued and $0.1 million relates to stock options exercised, both in fiscal 2011.

The Company determined no unrecognized tax benefits for the fiscal years ended February 1, 2014 and February 2, 2013, including interest and penalties, were necessary to be recorded in the consolidated financial statements. As such, the Company does not expect there to be an impact on the effective tax rate.

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

As of February 1, 2014, four tax periods are subject to audit by the United States Internal Revenue Service (IRS), covering the tax years ended February 1, 2014; February 2, 2013; January 28, 2012; and January 29, 2011. Various state jurisdiction tax years remain open to examination as well.

The Company believes there will be no change in its reserves for certain unrecognized tax benefits during the next 12 months.

J. EMPLOYEE BENEFITS

The Company offers a 401(k) savings plan that allows associates to defer a percentage of their income by making pretax contributions to the savings plan. The Company provided a matching contribution equal to 50% of associate deferrals up to a maximum of 4% of associate compensation for fiscal years 2012 and 2011. The Company suspended matching contributions to the plan in fiscal year 2013. The Company’s matching contribution equal to 50% of associate deferrals up to a maximum of 4% of associate compensation has been reinstated for fiscal year 2014. During both fiscal years 2012 and 2011, the Company contributed $0.4 million to the plan. The Company’s contributions vest immediately.

In June 2010, the Company authorized the termination of the Executive Deferred Compensation Plan (the “Plan”), which covered the Company’s executive officers. Unfunded existing Plan liabilities of $0.7 million were paid to participants during fiscal year 2011.

K. EARNINGS PER SHARE

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per common share:

	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
Basic weighted average shares outstanding	19,288,623	19,165,260	19,098,377
Dilutive effect of non-vested stock and stock options	56,685	239,958	271,913

Diluted weighted average shares outstanding	19,345,308	19,405,218	19,370,290

The anti-dilutive effect of 307,887, 126,229 and 86,116 stock options has been excluded from diluted weighted average shares outstanding for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively.

L. SHARE-BASED COMPENSATION

The Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. An aggregate of 2,573,086 shares of the Company’s common stock are available under the 2010 Plan, subject to adjustments for stock splits and other actions affecting the Company’s common stock. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years. Under the 2010 Plan, in the event of a dividend or other distribution other than regular cash dividends, recapitalization, or other transactions or events affecting the Company’s common stock, the Company must equitably adjust the number of shares of common stock subject to outstanding stock options and restricted stock and must adjust the exercise price of any outstanding stock options. During fiscal years 2013 and 2012, 147,495 and 343,600 options, respectively, were granted pursuant to the 2010 Plan.

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

On August 26, 2013, the Company declared a special cash dividend of $69.9 million, or $3.60 per share of common stock, of which $69.7 million was paid during fiscal 2013. The remaining $0.2 million will be paid as the non-vested restricted stock eligible to receive the dividend becomes vested. Pursuant to the anti-dilution provisions of the 2010 Plan, the Company modified the exercise price of all outstanding stock options on the dividend date by reducing the exercise price of each non-qualified stock option by the dividend per share of $3.60 and the incentive stock options by $2.82 per share. In addition, pursuant to the 2010 Plan, the Company granted 77,195 shares of additional incentive stock options on September 24, 2013 to the existing holders of the incentive stock options to maintain the same intrinsic value of the awards both before and after the dividend payment, with the additional incentive stock options adopting the same vesting schedule as the original incentive stock options awarded. The Company compared the fair value of the original stock options immediately before the modifications to the fair value of the modified stock options immediately after the modifications to the awards and, as a result, no additional share-based compensation expense is required to be recognized over the remaining vesting periods of the stock options. There were no modifications to the restricted stock awards outstanding on the dividend date.

As of February 1, 2014, there were 500,830 shares of common stock available for future grants under the 2010 Plan.

A summary of restricted stock activity during fiscal year 2013 is set forth in the table below:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested, February 2, 2013	168,262	$8.58
Granted	8,400	12.81
Repurchased	(4,632)	11.24
Vested	(102,972)	4.08

Non-vested, February 1, 2014	69,058	$15.63

Restricted stock vests at varying rates of 25% per year over four years and 20% per year over five years as applicable. Unrecognized compensation expense on the restricted stock was $0.9 million at February 1, 2014, which is expected to be recognized over a period of 1.5 years. The total fair value of shares vested during the fiscal years ended February 1, 2014 and February 2, 2013 was $1.4 million and $1.9 million, respectively. The Company repurchased 4,632 and 399,780 shares from participants on September 30, 2013 and August 11, 2011, respectively, pursuant to the restricted stock agreements at a fair value of $11.24 per share and $17.21 per share, respectively. Such repurchases of restricted stock are reflected as financing cash outflows in the consolidated statement of cash flows for fiscal years 2013 and 2011, respectively. The Company recorded an excess tax benefit of $5.5 million related to the restricted stock repurchased from participants in fiscal year 2011, which is reflected as a financing cash inflow in the consolidated statement of cash flows for fiscal year 2011.

A summary of stock option activity during fiscal year 2013 is set forth in the table below and reflects the exercise price reductions noted above for all stock options resulting from the special cash dividend paid in September 2013:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding, February 2, 2013	947,592	$12.07
Granted	147,495	8.62
Exercised	(12,354)	11.00
Forfeited	(92,380)	13.14

Outstanding, February 1, 2014	990,353	11.50	7.6	$—
Exercisable, February 1, 2014	380,300	10.72	7.2	—
Vested or expected to vest at February 1, 2014	968,663	11.48	7.6	—

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of February 1, 2014 and the option strike price. The stock price at February 1, 2014 was $7.22, which was below the weighted average exercise price for options outstanding, exercisable, and vested or expected to vest at February 1, 2014.

The stock options outstanding and exercisable as of February 1, 2014 were in the following exercise price ranges (exercise prices reflect the reductions noted above for all stock options resulting from the special cash dividend paid in September 2013):

Options Outstanding				Options Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number	Weighted Average Exercise Price
$8.18 to $9.21	411,293	$8.39	7.1	203,580	$8.28
$10.38 to $11.02	22,000	10.58	8.9	3,380	10.66
$13.04 to $16.11	557,060	13.83	8.0	173,340	13.59

	990,353	11.50	7.6	380,300	10.72

The following table summarizes information regarding non-vested outstanding stock options for fiscal year 2013 (exercise prices reflect the reductions noted above for all stock options resulting from the special cash dividend paid in September 2013):

	Number of Stock Options	Weighted Average Fair Value at Grant Date
Non-vested at February 2, 2013	801,967	$12.07
Granted	147,495	8.62
Vested	(199,941)	10.72
Forfeited	(92,380)	13.14

Non-vested at February 1, 2014	657,141	11.56

The Company received $0.1 million and $0.4 million of proceeds from the exercise of stock options in fiscal years 2013 and 2011, respectively, and realized a $0.1 million tax benefit related to the stock options exercised in fiscal 2011, all of which are reflected as financing cash inflows in the consolidated statement of cash flows for fiscal years 2013 and 2011. The aggregate intrinsic value of stock options exercised in fiscal years 2013 and 2011 were $35 thousand and $0.3 million, respectively. There were no stock options exercised in fiscal 2012. Options forfeited are immediately available for grant under the 2010 Plan. There were no changes in the estimated forfeiture rate in fiscal years 2013 or 2012. Additional share-based compensation expense of $0.2 million was recorded in fiscal 2011 resulting from changes in the forfeiture rate.

The Company used the Black-Scholes option valuation model to estimate fair value of the options. This model required an estimate of the volatility of the Company’s share price; however, because the Company’s shares or options have not been publicly traded for a period equal to the option term, it determined that it was not practical for it to estimate the expected volatility of its share price. Thus, the Company accounted for equity share options based on a value calculated using the historical volatility of an appropriate industry sector index instead of the expected volatility of the entity’s share price. The historical volatility was calculated using comparisons to peers in the Company’s market sector, which was chosen due to the proximity of size and industry to the Company over the expected term of the option.

In determining the expense to be recorded for options, the significant assumptions utilized in applying the Black-Scholes option valuation model are the risk-free interest rate, expected term, dividend yield and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the assumption in the model. Beginning in 2011, for stock option grants, the expected term of the option awards is estimated using the simplified method, or the average of the vesting period and the original contractual term, as it is not practical for the Company to use its historical experience to estimate the expected term because the Company’s shares have not been publicly traded for a significant period of time. In fiscal year 2010, the expected term of the option awards was based on historical experience of similar awards.

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during fiscal years 2013, 2012 and 2011 are illustrated in the following table:

	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
Risk-free interest rate	1.25 to 2.00%	1.00 to 1.50%	1.50 to 2.00%
Dividend yield	2.0%	2.0%	2.0%
Expected volatility	35.0% - 36.0%	34.0%	34.0%
Expected life (years)	6.25	6.25 to 6.50	6.50
Weighted average fair value of options granted	$3.43	$5.01	$4.67

Stock options have ten-year contractual terms and vest at varying rates of either 20% per year over five years or 25% per year over four years as applicable. None of the stock options outstanding at February 1, 2014 were subject to performance or market-based vesting conditions. As of February 1, 2014, the unrecognized compensation expense on stock options, net of expected forfeitures, was $2.1 million, which is expected to be recognized over a weighted average period of 2.4 years. The total fair value of options vested during the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 was $1.4 million, $1.6 million and $0.7 million, respectively.

Share-based compensation expense for fiscal years 2013, 2012 and 2011 was $1.3 million, $1.0 million and $1.4 million, respectively.

M. RELATED PARTY DISCLOSURE

In connection with the initial public offering, the Company entered into a services agreement with Sun Capital Partners Management V, LLC (“Sun Capital Management”), an affiliate of Sun Capital, to (1) reimburse Sun Capital Management for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital Management with customary indemnification for any such services. During fiscal years 2013, 2012 and 2011, the Company incurred fees of $64 thousand, $56 thousand and $44 thousand, respectively, to Sun Capital Management under the terms of the services agreement.

N. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

O. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth unaudited selected financial information in each quarter for fiscal 2013 and 2012, respectively:

	Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$131,434	$136,769	$151,333	$200,023
Gross profit	58,991	59,220	67,038	76,675
Net income	3,248	934	1,099	2,732
Basic earnings per share(1)	0.17	0.05	0.06	0.14
Diluted earnings per share(1)	0.17	0.05	0.06	0.14

	Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$133,922	$128,238	$143,072	$202,460
Gross profit	63,491	58,693	64,273	78,384
Net income	8,050	3,545	3,995	7,941
Basic earnings per share(1)	0.42	0.19	0.21	0.41
Diluted earnings per share(1)	0.41	0.18	0.21	0.41

(1)	Basic and diluted shares outstanding are computed independently for each quarter presented, and therefore, may not sum to the totals for the year.

Revenue is typically higher in the third and fourth quarters than in the first and second quarters due to seasonal back-to-school and holiday shopping patterns. The Company’s quarterly operating results may fluctuate significantly as a result of these events and a variety of other factors. Operating results for any quarter are not necessarily indicative of results for a full year. Fiscal 2013 is a 52-week fiscal year, while fiscal 2012 is a 53-week fiscal year. As a result, the fourth quarter of fiscal 2013 includes 13 weeks compared to 14 weeks in the fourth quarter of fiscal 2012.

GORDMANS STORES, INC. AND SUBSIDIARIES

Schedule I – Condensed Parent Company Only Financial Statements

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company. The ability of the Company’s operating subsidiaries to pay dividends, loan funds to the parent company and make other upstream distributions may be restricted due to the terms of the subsidiaries’ revolving line of credit facility and senior term loan.

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

GORDMANS STORES, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS

(in 000’s except share data)

	February 1, 2014	February 2, 2013
ASSETS
Investment in subsidiary	$41,805	$102,388

TOTAL ASSETS	$41,805	$102,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Preferred stock — $0.001 par value; 5,000,000 shares authorized, none issued and outstanding as of February 1, 2014 and February 2, 2013, respectively	$—	$—
Common stock —$0.001 par value; 50,000,000 shares authorized, 19,824,856 issued and 19,420,444 outstanding as of February 1, 2014, 19,804,102 issued and 19,404,322 outstanding as of February 2, 2013	19	19
Additional paid-in capital	53,795	52,461
Retained earnings (accumulated deficit)	(12,009)	49,908

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,805	$102,388

GORDMANS STORES, INC.

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

(in 000’s)

	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
Equity in earnings of subsidiary	$9,263	$24,487	$26,594
Share-based compensation expense	(1,250)	(956)	(1,421)

Net income	$8,013	$23,531	$25,173

GORDMANS STORES, INC.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(in 000’s)

	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,013	$23,531	$25,173
Adjustment to reconcile net income to net cash provided by / (used in) operating activities:
Share-based compensation expense	1,250	956	1,421
Equity in earnings of subsidiary	(9,263)	(24,487)	(26,594)

Net cash provided by / (used in) operating activities	—	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	(136)	(178)	(5,955)
Dividends received from subsidiary	69,734	—	6,879

Net cash provided by / (used in) investing activities	69,598	(178)	924

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(69,682)	—	—
Repurchase of common stock	(52)	—	(6,879)
Tax benefit received on common stock repurchased and stock options exercised	—	—	5,573
Proceeds from issuance of common stock pursuant to public offering, net of transaction costs of $457	—	178	—
Proceeds from the exercise of stock options	136	—	382

Net cash provided by / (used in) investing activities	(69,598)	178	(924)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS, Beginning of period	—	—	—

CASH AND CASH EQUIVALENTS, End of period	$—	$—	$—

GORDMANS STORES, INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

(in 000’s)

	Reserve for Sales Returns
	Beginning of Year Balance	Amount Charged to Net Income	Sales Returns	End of Year Balance
Year Ended February 1, 2014	$195	$39,948	$(39,973)	$170
Year Ended February 2, 2013	165	37,601	(37,571)	195
Year Ended January 28, 2012	135	28,962	(28,932)	165

	Allowance for Doubtful Accounts
	Beginning of Year Balance	Amount Charged to Net Income	Write-off of uncollectible accounts	End of Year Balance
Year Ended February 1, 2014	$137	$135	$(67)	$205
Year Ended February 2, 2013	39	186	(88)	137
Year Ended January 28, 2012	18	25	(4)	39

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 1992 Internal Control – Integrated Framework. Based on our assessment, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s internal control over financial reporting was effective as of February 1, 2014.

The Company’s independent registered public accounting firm, Grant Thornton LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K under Item 8 and, as part of its audit, audited the effectiveness of the Company’s internal control over financial reporting. Their attestation report is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 1, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Gordmans Stores, Inc.

We have audited the internal control over financial reporting of Gordmans Stores, Inc. (the “Company”) as of February 1, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in the 1992 Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended February 1, 2014, and our report dated April 3, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Kansas City, Missouri

April 3, 2014

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

3.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger among Midwest Shoppes Intermediate Holding Corp., Midwest Shoppes Integrated, Inc., Gordmans, Inc. and Jeffrey J. Gordman, dated as of September 5, 2008 (incorporated by reference to Exhibit 2.1 of Amendment #6 of our Registration Statement on Form S-1 filed on August 4, 2010, No. 333-166436)

3.1	Amended and Restated Certificate of Incorporation of Gordmans Stores, Inc. (incorporated by reference to Exhibit 3.1 of Amendment #5 of our Registration Statement on Form S-1 filed on August 3, 2010, No. 333-166436)

3.2	Amended and Restated Bylaws of Gordmans Stores, Inc. (incorporated by reference to Exhibit 3.2 of Amendment #5 of our Registration Statement on Form S-1 filed on August 3, 2010, No. 333-166436)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)

10.1	Registration Agreement by and among Midwest Shoppes Holding Corp. (n/k/a Gordmans Stores, Inc.), Sun Midwest Shoppes, LLC (n/k/a Sun Gordmans, LP) and the other stockholders party thereto, dated as of September 17, 2008 (incorporated by reference to Exhibit 10.1 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.2	Jeffrey J. Gordman Employment Letter Agreement, dated October 16, 2008 (incorporated by reference to Exhibit 10.2 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)*

10.3	Richard H. Heyman Severance Agreement Letter, dated January 12, 2010 (incorporated by reference to Exhibit 10.3 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.4	Michael D. James Severance Agreement Letter, dated January 12, 2010 (incorporated by reference to Exhibit 10.4 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.5	Johanna K. Lewis Severance Agreement Letter, dated January 13, 2013 (incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K filed on April 17, 2013)*

10.6	Michael S. Morand Severance Agreement Letter, dated January 12, 2010 (incorporated by reference to Exhibit 10.7 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.7	Michael E. Wirkkala Severance Agreement Letter, dated October 31, 2011 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on November 2, 2011)*

10.8	Tracie L. Wickenhauser Severance Agreement Letter, dated January 9, 2012 (incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K, filed on March 29, 2012)*

10.9	Roger L. Glenn Severance Agreement Letter, dated August 20, 2012 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q, filed on November 29, 2012)*

10.10	Geoffrey B. Ayoub Severance Agreement Letter, dated May 13, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q, filed on August 29, 2012)*

10.11	Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K, filed on March 29, 2012) *

10.12	Amendment No. 1 to the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K, filed on March 29, 2012) *

10.13	Loan, Guaranty and Security Agreement by and among Gordmans, Inc., as Borrower, the Guarantors signatory thereto, as Credit Parties, the Lenders signatory thereto, as the Lenders, and Wells Fargo Retail Finance, LLC, as Administrative Agent and Joint Lead Arranger, and CIT Capital Securities LLC, as Syndication Agent and Joint Lead Arranger, dated as of February 20, 2009 (incorporated by reference to Exhibit 10.9 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)

10.14	First Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., as Borrower, the Guarantors signatory thereto, as Credit Parties, the Lenders signatory thereto, as the Lenders, and Wells Fargo Retail Finance, LLC, as Administrative Agent and Joint Lead Arranger, and CIT Capital Securities LLC, as Syndication Agent and Joint Lead Arranger, dated as of March 16, 2009 (incorporated by reference to Exhibit 10.10 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.15	Notice of Request for Revolver Increase, dated as of March 31, 2009 (incorporated by reference to Exhibit 10.11 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.16	Second Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., as Borrower, the Guarantors signatory thereto, as Credit Parties, the Lenders signatory thereto, as the Lenders, and Wells Fargo Retail Finance, LLC, as Administrative Agent and Joint Lead Arranger, and CIT Capital Securities LLC, as Syndication Agent and Joint Lead Arranger, dated as of December 23, 2009 (incorporated by reference to Exhibit 10.12 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.17	Consent and Third Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Retail Finance, LLC, dated June 30, 2010 (incorporated by reference to Exhibit 10.32 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.18	Fourth Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Retail Finance, LLC, dated June 30, 2010 (incorporated by reference to Exhibit 10.33 of Amendment #2 of our Registration Statement on Form S-1 filed on June 30, 2010, No. 333-166436)

10.19	Fifth Amendment to Loan, Guaranty and Security Agreement, by and among Gordmans, Inc., each of the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Bank, National Association, as arranger and administrative agent, dated June 1, 2011 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 7, 2011)

10.20	Consent, Waiver and Sixth Amendment to Loan, Guaranty and Security Agreement, by and among Gordmans, Inc., each of the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Bank, National Association, as arranger and administrative agent, dated August 27, 2013 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on August 28, 2013)

10.21	Loan, Guaranty and Security Agreement, by and among Gordmans, Inc., each of the other credit parties signatory thereto, the lenders party thereto and Cerberus Business Finance, LLC, dated August 27, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 28, 2013)

10.22	Lease Agreement by and between NL Ventures VII Douglas, L.L.C., as Lessor, and Gordmans, Inc., as Lessee, dated as of November 21, 2008 (incorporated by reference to Exhibit 10.13 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)

10.23	Industrial Building Lease by and between Nebraska Furniture Mart, Inc., as Landlord, and Gordmans, Inc., as Tenant, dated as of December 2, 2005 (incorporated by reference to Exhibit 10.14 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.24	First Amendment to Industrial Building Lease by and between Nebraska Furniture Mart, Inc., as Landlord, and Gordmans, Inc., as Tenant, dated March 1, 2006 (incorporated by reference to Exhibit 10.15 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.25	Second Amendment to Industrial Building Lease by and between Nebraska Furniture Mart, Inc., as Landlord, and Gordmans, Inc., as Tenant, dated March 31, 2008 (incorporated by reference to Exhibit 10.16 of Amendment #3 our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.26	Build to Suit Distribution Center Lease Agreement by and between Ambrose Monrovia, LLC, as Landlord, and Gordmans Distribution Company, Inc., as Tenant, dated January 14, 2013 (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K, filed on April 17, 2013)

10.27	Amended and Restated Sublease Agreement by and between A.G. Realty Company, as Landlord, and Gordmans, Inc., as Tenant, dated July 21, 2008 (incorporated by reference to Exhibit 10.17 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.28	Form of Restricted Stock Agreement under the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.47 of Amendment #2 of our Registration Statement on Form S-1 filed on June 30, 2010, No. 333-166436)*

10.29	Form of Incentive Stock Option Agreement under the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.48 of Amendment #2 of our Registration Statement on Form S-1 filed on June 30, 2010, No. 333-166436)*

10.30	Services Agreement by and between Gordmans Stores, Inc. and Sun Capital Partners Management V, LLC, dated July 16, 2010 (incorporated by reference to Exhibit 10.49 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

21.1	List of subsidiaries of Gordmans Stores, Inc. (incorporated by reference to Exhibit 21.1 of Annual Report on Form 10-K filed on March 31, 2011)

23.1	Consent of Grant Thornton, LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: April 3, 2014

GORDMANS STORES, INC.

By:	/s/ T. Scott King
T. Scott King
Interim President, Chief Executive Officer, Secretary and Chairman of the Board of Directors (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints T. Scott King and Michael D. James, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 3, 2014:

Signature	Title

/s/ T. SCOTT KING T. Scott King	Interim President, Chief Executive Officer, Secretary and Chairman of the Board of Directors (Principal Executive Officer)

/s/ MICHAEL D. JAMES Michael D. James	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ STEWART M. KASEN Stewart M. Kasen	Director

/s/ JASON H. NEIMARK Jason H. Neimark	Director

/s/ DONALD V. ROACH Donald V. Roach	Director

/s/ JAMES A. SHEA James A. Shea	Director

/s/ KENNETH I. TUCHMAN Kenneth I. Tuchman	Director