Form 10-Q
period 2014-05-03
Gordmans Stores, Inc.
filed 2014-06-12
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-34842

Gordmans Stores, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	26-3171987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1926 South 67th St.,

Omaha, Nebraska 68106

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

Common Stock, $0.001 par value, outstanding as of June 12, 2014: 19,554,905 shares

GORDMANS STORES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except share and per share data)

(Unaudited)

	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013
Net sales	$143,022	$131,434
License fees from leased departments	2,219	1,921
Cost of sales	(81,867)	(74,364)

Gross profit	63,374	58,991
Selling, general and administrative expenses	(63,358)	(53,673)

Income from operations	16	5,318
Interest expense, net	(1,197)	(121)

Income / (loss) before taxes	(1,181)	5,197
Income tax (expense) / benefit	449	(1,949)

Net income / (loss)	$(732)	$3,248

Basic earnings / (loss) per share	$(0.04)	$0.17
Diluted earnings / (loss) per share	$(0.04)	$0.17

Basic weighted average shares outstanding	19,351,918	19,242,790
Diluted weighted average shares outstanding	19,351,918	19,424,882

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s except share and per share data)

(Unaudited)

	May 3, 2014	February 1, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,044	$5,759
Accounts receivable	2,779	2,755
Landlord receivable	5,159	4,716
Income taxes receivable	4,384	3,809
Merchandise inventories	95,178	94,711
Deferred income taxes	2,786	2,815
Prepaid expenses and other current assets	9,237	8,361

Total current assets	137,567	122,926
PROPERTY AND EQUIPMENT, net	83,284	76,393
INTANGIBLE ASSETS, net	1,884	1,906
OTHER ASSETS, net	5,583	5,762

TOTAL ASSETS	$228,318	$206,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,935	$42,561
Accrued expenses	32,546	28,748
Current portion of long-term debt	844	7,813

Total current liabilities	100,325	79,122

NONCURRENT LIABILITIES:
Long-term debt, less current portion	44,156	44,437
Deferred rent	32,910	31,591
Deferred income taxes	9,650	9,553
Other liabilities	418	479

Total noncurrent liabilities	87,134	86,060

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of May 3, 2014 and February 1, 2014	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 19,805,806 issued and 19,401,394 outstanding as of May 3, 2014, 19,824,856 issued and 19,420,444 outstanding as of February 1, 2014	19	19
Additional paid-in capital	53,513	53,795
Accumulated deficit	(12,673)	(12,009)

Total stockholders’ equity	40,859	41,805

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$228,318	$206,987

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share and per share data)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Total
BALANCE, February 2, 2013	19,404,322	$19	$52,461	$49,908	$102,388
Share-based compensation expense , net of forfeitures benefit	—	—	334	—	334
Exercise of stock options	12,354	—	136	—	136
Net income	—	—	—	3,248	3,248

BALANCE, May 4, 2013	19,416,676	$19	$52,931	$53,156	$106,106

BALANCE, February 1, 2014	19,420,444	$19	$53,795	$(12,009)	$41,805
Share-based compensation expense, net of forfeitures benefit	—	—	(282)	—	(282)
Forfeiture of unvested restricted stock	(19,050)	—	—	—	—
Forfeiture of dividends payable on unvested restricted stock	—	—	—	68	68
Net loss	—	—	—	(732)	(732)

BALANCE, May 3, 2014	19,401,394	$19	$53,513	$(12,673)	$40,859

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Unaudited)

	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$(732)	$3,248
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization expense	3,021	2,225
Amortization of deferred financing fees	129	80
Loss on retirement / sale of property and equipment	34	—
Deferred income taxes	126	87
Share-based compensation expense, net of forfeitures benefit	(282)	334
Net changes in operating assets and liabilities:
Accounts, landlord and income taxes receivable	(1,042)	5,395
Merchandise inventories	(467)	(11,412)
Prepaid expenses and other current assets	(876)	(1,606)
Other assets	50	(215)
Accounts payable	24,374	15,178
Deferred rent	1,319	1,129
Income taxes payable	—	484
Accrued expenses and other liabilities	6,911	2,702

Net cash provided by operating activities	32,565	17,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,317)	(14,220)
Proceeds from sale-leaseback transactions	4,316	5,139

Net cash used in investing activities	(13,001)	(9,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(29)	—
Borrowings on revolving line of credit	42,200	—
Repayments on revolving line of credit	(49,450)	—
Payment of long-term debt	—	(113)
Proceeds from the exercise of stock options	—	136

Net cash provided by (used in) financing activities	(7,279)	23

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,285	8,571
CASH AND CASH EQUIVALENTS, Beginning of period	5,759	40,824

CASH AND CASH EQUIVALENTS, End of period	$18,044	$49,395

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share Data and Per Share Amounts)

(Unaudited)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The condensed consolidated financial statements include the accounts of Gordmans Stores, Inc. (the “Company”) and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of February 1, 2014 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature.

Summary of Significant Accounting Policies – The accounting policies followed by the Company are reflected in the notes to the consolidated financial statements for the fiscal year ended February 1, 2014, included in our fiscal year 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended February 1, 2014. Due to the seasonality of our business, the results of operations for any quarter are not necessarily indicative of the operating results for the full fiscal year. In addition, quarterly results of operations can vary based upon the timing and amount of net sales and costs associated with the opening of new stores.

Recently Issued Accounting Pronouncement – In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance amends previous guidance related to the criteria for reporting a disposal as a discontinued operation by elevating the threshold for qualification for discontinued operations treatment to a disposal that represents a strategic shift that has a major effect on an organization’s operations or financial results. This guidance also requires expanded disclosures for transactions that qualify as a discontinued operation and requires disclosure of individually significant components that are disposed of or held for sale but do not qualify for discontinued operations reporting. This guidance is effective prospectively for all disposals or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted, or the beginning of the fiscal year ending January 30, 2016 for the Company. The Company does not expect this guidance to significantly impact the Company’s operations or financial statements.

B. DESCRIPTION OF THE BUSINESS

Gordmans Stores, Inc. operated 95 everyday value price department stores under the trade name “Gordmans” located in 20 states as of May 3, 2014. Gordmans offers a wide assortment of name brand clothing for all ages, accessories (including fragrances), footwear and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment.

The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker. The Company has one reportable segment. The Company’s operations include activities related to retail stores. The Company opened three new stores and closed one existing store during the thirteen weeks ended May 3, 2014 and opened three new stores during the thirteen weeks ended May 4, 2013.

The following table reflects the percentage of revenues by major merchandising category:

	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013
Apparel	57.1%	57.2%
Home Fashions	26.5	26.2
Accessories (including fragrances)	16.4	16.6

Total	100.0%	100.0%

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	May 3, 2014	February 1, 2014
Leasehold improvements	$10,391	$9,317
Furniture, fixtures and equipment	54,494	47,876
Computer software	17,650	17,398
Capitalized leases	1,740	1,740
Construction in progress	25,847	25,209

	110,122	101,540
Less accumulated depreciation and amortization	(26,838)	(25,147)

	$83,284	$76,393

D. DEBT OBLIGATIONS

Revolving Line of Credit Facility – The Company has an $80.0 million revolving line of credit facility dated February 20, 2009, as amended effective August 27, 2013, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) and PNC Bank (“WF LOC”). The credit facility expires on August 27, 2018. While the Company had no borrowings outstanding under the WF LOC as of May 3, 2014, average borrowings during the first quarter of fiscal year 2014 were $5.6 million and there were no borrowings on the WF LOC during the first quarter of fiscal year 2013. The Company had $7.3 million of borrowings outstanding under the WF LOC as of February 1, 2014.

Borrowings under this facility bear interest at various rates based on the excess availability and time of year, with two rate options at the discretion of management as follows: (1) For base rate advances, borrowings bear interest at the prime rate plus 0.75% during the non-seasonal period and the prime rate plus 1.50% during the seasonal period. When excess availability is $40.0 million or greater, borrowings for base rate advances bear interest at the prime rate plus 0.50% during the non-seasonal period and the prime rate plus 1.25% during the seasonal period; (2) For LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 1.75% during the non-seasonal period and the LIBOR rate plus 2.50% during the seasonal period. When excess availability is $40.0 million or greater, borrowings for LIBOR rate advances bear interest at the LIBOR rate plus 1.50% during the non-seasonal period and the LIBOR rate plus 2.25% during the seasonal period. Borrowings available under the WF LOC may not exceed the borrowing base (consisting of specified percentages of credit card receivables and eligible inventory, less applicable reserves). The Company must maintain minimum excess availability equal to at least 10% of the borrowing base. The Company had $67.8 million and $53.8 million available to borrow at May 3, 2014 and February 1, 2014, respectively. Borrowings under this facility bore an interest rate of 3.75% under the base rate option at May 3, 2014 and February 1, 2014. The Company had outstanding letters of credit included in the borrowing base totaling approximately $1.0 million and $0.8 million as of May 3, 2014 and February 1, 2014, respectively.

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

Among other provisions, the loan, guaranty and security agreement relating to the Company’s revolving line of credit facility contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under the $45.0 million Loan, Guaranty and Security Agreement by and among the Borrower, each of the other credit parties signatory thereto, and lenders party thereto and Cerberus Business Finance, LLC, as the administrative agent for the lenders (the “senior term loan”), and indebtedness not to exceed $11,000,000 in any fiscal year and $30,000,000 in the aggregate to finance the acquisition, construction or installation of equipment or fixtures at the Company’s retail store locations, distribution centers or corporate office. The revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $500,000 in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries and (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with ordinary corporate governance, overhead, legal and accounting and maintenance. The loan, guaranty and security agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. The agreement also contains a cross default provision related to the senior term loan. Should the Company default on any of its covenants, Wells Fargo Bank, N.A. may make any outstanding amounts on the WF LOC immediately due and payable. As of May 3, 2014, the Company was in compliance with all of its debt covenants under the loan and security agreement.

Senior Term Loan – Gordmans, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, entered into a $45.0 million senior term loan on August 27, 2013 to partially fund the $69.9 million special cash dividend declared in August 2013. The senior term loan has a maturity date of August 27, 2018, with payments of $0.3 million due on a quarterly basis beginning in October 2014 through October 2015 and payments of $0.4 million due on a quarterly basis beginning in January 2016 through the maturity date, with the remaining principal due on the maturity date. As of May 3, 2014, the Company may repay at any time all or a portion of the outstanding principal amount, subject to a prepayment premium equal to 2% in the first year and 1% in the second year (there is no prepayment premium after the second year). As of May 3, 2014, the senior term loan carries an interest rate equal to the prime rate (subject to a floor of 3.25%) plus 5.25% or the LIBOR rate (subject to a floor of 1.5%) plus 7.0%, as selected by the Company. The interest rate at May 3, 2014 was 8.5%.

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

On June 9, 2014, the Company entered into a Waiver and First Amendment (the “amendment”) of its credit facilities. The amendment, among other things, revised the fixed charge coverage ratio and leverage ratio covenants for measurement dates occurring after the first quarter of fiscal 2014 through the maturity date and the capital expenditures limitation for each fiscal year end. The amendment also included an extension of the prepayment penalty period under the early payment provision from the amendment date through the first and second anniversaries of the amendment and a 1% increase in the interest rate should a minimum liquidity test, which is measured based on operating performance and a minimum fixed charge coverage ratio as defined in the agreement, not be met. The outstanding balance on the senior term loan due more than twelve months from the balance sheet date is classified as long-term debt as the Company expects to be in compliance with the senior term loan covenants, including the fixed charge coverage ratio, for measurement dates occurring within the next twelve months.

Long-term Debt – Long-term debt consists of the following:

	May 3, 2014	February 1, 2014
Revolving line of credit facility	$—	$7,250
Senior term loan	45,000	45,000

Total long-term debt	45,000	52,250
Less current portion of long-term debt	(844)	(7,813)

Long-term debt, less current portion	$44,156	$44,437

At May 3, 2014, annual maturities of long-term debt during the next five fiscal years and thereafter were as follows:

Remainder of 2014	$563
2015	1,265
2016	1,688
2017	1,688
2018	39,796

Total long-term debt	$45,000

Financial Instruments – Based on the borrowing rates currently available to the Company for debt with similar terms and the variable interest rate of the senior term loan, which has not changed since the agreement was signed in August 2013, the fair value of the senior term loan approximates its carrying amount of $45.0 million at May 3, 2014. For all other financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

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

Future minimum lease payments, by year, under operating leases as of May 3, 2014 are as follows:

Operating Leases
Remainder of 2014	$39,512
2015	51,750
2016	44,667
2017	41,229
2018	36,071
After 2018	152,516

Total minimum lease payments	$365,745

F. SHARE BASED COMPENSATION

The Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. As of May 3, 2014, an aggregate of 2,573,086 shares of the Company’s common stock were available under the 2010 Plan, subject to adjustments for stock splits and other actions affecting the Company’s common stock. As amended by the Board of Directors on February 25, 2014 and approved by the stockholders of the Company on May 28, 2014, the number of shares available under the 2010 Plan was increased by 2,000,000 to 4,573,086 shares, subject to adjustments for stock splits and other actions affecting the Company’s common stock. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years. Under the 2010 Plan, in the event of a dividend or other distribution other than regular cash dividends, recapitalization, or other transactions or events affecting the Company’s common stock, the Company must equitably adjust the number of shares of common stock subject to outstanding stock options and restricted stock and must adjust the exercise price of any outstanding stock options.

There were 627,388 shares of common stock available for future grants under the 2010 Plan at May 3, 2014.

A summary of restricted stock activity during the thirteen weeks ended May 3, 2014 is set forth in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, February 1, 2014	69,058	$15.63
Forfeited	(19,050)	17.85
Vested	(8,080)	2.36

Non-vested, May 3, 2014	41,928	$17.18

Restricted stock vests at varying rates of 25% per year over four years or 20% per year over five years as applicable. Unrecognized compensation expense on the restricted stock was $0.5 million at May 3, 2014, which is expected to be recognized over a period of 1.5 years. The total fair value of shares vested during the thirteen weeks ended May 3, 2014 was $38 thousand.

A summary of stock option activity during the thirteen weeks ended May 3, 2014 is set forth in the table below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (thousands)
Outstanding, February 1, 2014	990,353	$11.50
Granted	72,300	5.98
Forfeited	(179,808)	11.30

Outstanding, May 3, 2014	882,845	11.09	7.6 years	$—
Exercisable, May 3, 2014	348,538	11.29	7.1	—
Vested or expected to vest at May 3, 2014	723,554	11.33	7.7	—

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of May 3, 2014 and the option strike price. The stock price at May 3, 2014 was $4.53, which was below the weighted average exercise price for options outstanding, exercisable and vested or expected to vest at May 3, 2014.

The Company received $0.1 million of proceeds from the exercise of stock options during the thirteen weeks ended May 4, 2013, which is reflected as a financing cash inflow in the condensed consolidated statement of cash flows for the thirteen weeks ended May 4, 2013. The aggregate intrinsic value of stock options exercised during the thirteen weeks ended May 4, 2013 was $35 thousand. There were no stock option exercises during the thirteen weeks ended May 3, 2014.

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

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during the thirteen weeks ended May 3, 2014 are illustrated in the following table:

13 Weeks Ended May 3, 2014
Risk-free interest rate	2.0%
Dividend yield	2.0%
Expected volatility	36.0%
Expected life (years)	6.25
Weighted average fair value of options granted	$1.83

Stock options have ten-year contractual terms and vest at varying rates of either 20% per year over five years or 25% per year over four years as applicable. None of the stock options outstanding at May 3, 2014 were subject to performance or market-based vesting conditions. As of May 3, 2014, the unrecognized compensation expense on stock options was $1.5 million, which is expected to be recognized over a weighted average period of 2.3 years.

For the thirteen week period ended May 3, 2014, the Company recorded a share-based compensation benefit of $0.4 million related to the forfeiture of unvested share-based awards granted to the Company’s former chief executive officer, who retired effective March 25, 2014, and a $0.1 million benefit resulting from changes in the forfeiture rates used to measure share-based compensation expense based on actual historical and expected future forfeitures. Share-based compensation expense was $0.2 million and $0.3 million for the thirteen week periods ended May 3, 2014 and May 4, 2013, respectively. Share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations.

G. EARNINGS / LOSS PER SHARE

The following is a reconciliation of the outstanding shares utilized in the computation of earnings / loss per share:

	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013
Basic weighted average shares outstanding	19,351,918	19,242,790
Dilutive effect of non-vested stock and stock options	—	182,092

Diluted weighted average shares outstanding	19,351,918	19,424,882

The anti-dilutive effect of 991,551 and 468,221 stock options has been excluded from diluted weighted average shares outstanding for the thirteen week periods ended May 3, 2014 and May 4, 2013, respectively.

H. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash investing activities and other cash flow information:

	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013
Non-cash investing and financing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$2,846	$3,053
Sales of property and equipment pursuant to sale-leaseback accounting	3,802	—
Dividends payable forfeited on unvested restricted stock	68	—
Other cash flow information:
Cash paid for interest	1,118	99
Cash paid for income taxes, net	—	79

Sales of property and equipment pursuant to sale-leaseback accounting represents the amount of structural assets sold to the landlord at the completion of construction for which the Company was deemed the owner during the construction period, pursuant to sale-leaseback accounting, and for which no cash was received upon transfer of ownership. For the three new stores opened in the first quarter of fiscal 2013, the landlord incurred and paid for all construction costs during the construction period and bore substantially all construction period risk for the landlord-owned, or structural assets, during the construction period. As a result, there were no sales of property and equipment to the landlords pursuant to sale-leaseback accounting during the thirteen weeks ended May 4, 2013.

I. RELATED PARTY DISCLOSURE

In addition to a services agreement the Company has with Sun Capital Partners Management V, LLC (“Sun Capital Management”), an affiliate of private equity firm Sun Capital Partners, Inc. (“Sun Capital”) to (1) reimburse Sun Capital Management for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital Management with customary indemnification for any such services, Sun Capital was reimbursed $0.3 million by the Company during the first quarter of fiscal 2014 for professional consulting services paid by Sun Capital and provided by an unrelated third party related to the search for a new chief executive officer resulting from the retirement of our former chief executive officer in the first quarter of fiscal 2014.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, or strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the factors described in “Item 1A – Risk Factors” in our fiscal year 2013 Annual Report on Form 10-K.

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

The following discussion and analysis should be read in conjunction with our fiscal year 2013 Annual Report on Form 10-K and the unaudited condensed consolidated financial statements and the related notes thereto included in Item 1. Consolidated Financial Statements of this Quarterly Report.

Executive Overview

Gordmans is an everyday value price department store retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories (including fragrances), footwear and home fashions. The origins of Gordmans date back to 1915, and as of May 3, 2014, we operated 95 stores in 20 states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

We opened three new stores in two new markets, including one new state, and one existing market during the thirteen weeks ended May 3, 2014 compared to opening three new stores in existing markets during the thirteen weeks ended May 4, 2013. We also closed an existing store during the thirteen weeks ended May 3, 2014.

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

Comparable Store Sales. Comparable store sales have been calculated based upon stores that were open at least 16 months as of the end of the reporting period. Comparable store sales include stores that were relocated or remodeled and exclude stores that are closed. We also review average sale per transaction, comparable store transactions and sales conversion rates. Comparable store sales are an important indicator of current operating performance, with higher comparable store sales helping us to leverage our fixed expenses and positively impacting our operating results.

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

Overview

The net loss for the thirteen weeks ended May 3, 2014 was $0.7 million as compared to net income of $3.2 million for the thirteen weeks ended May 4, 2013. The decrease in net income / (loss) was primarily due to a 2.7% decrease in comparable store sales, a 60 basis point decrease in gross profit margin and higher selling, general and administrative expenses, partially offset by higher net sales attributable to new stores. Below are highlights of our financial results for the thirteen weeks ended May 3, 2014.

•	Net sales increased 8.8% for the thirteen weeks ended May 3, 2014 as compared to the thirteen weeks ended May 4, 2013. Higher net sales were driven by an increase in non-comparable store sales due to the addition of ten new stores in fiscal year 2013, three of which opened in the first quarter of fiscal 2013, and the three new stores opened during the thirteen weeks ended May 3, 2014. Comparable store sales decreased 2.7% for the thirteen weeks ended May 3, 2014 as compared to the prior year comparable store sales decrease of 10.5%. To improve our recent comparable store sales trend, we are working on a number of initiatives in fiscal year 2014, including several merchandising strategies focused on injecting breadth and diversity into our product selection, improving sales conversion at the store level, recalibrating inventory levels and modifying our marketing strategy to increase email advertising, increase the size of our email database and focus our marketing message in all of our advertising mediums more directly on our merchandise and value proposition.

•	Gross profit margin decreased 60 basis points in the thirteen weeks ended May 3, 2014 as compared to the thirteen weeks ended May 4, 2013 primarily as a result of higher promotional markdowns associated with our loyalty rewards program, which we launched in May 2013, resulting from higher rewards earned and redeemed, in combination with maintaining the same promotional advertising through issuance of discount coupons to guests.

•	Higher selling, general and administrative expenses were primarily attributable to the ten new stores opened in fiscal 2013 and the three new stores opened during the thirteen weeks ended May 3, 2014.

Basis of Presentation and Results of Operations

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. Fiscal years 2014 and 2013 represent fifty-two week years ending January 31, 2015 and ended February 1, 2014, respectively. All references to fiscal years are to the calendar year in which the fiscal year begins. The thirteen weeks ended May 3, 2014 and the thirteen weeks ended May 4, 2013 represent the first quarters of fiscal 2014 and fiscal 2013, respectively.

The table below sets forth the consolidated statements of operations data for the periods presented (in thousands):

	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013
Statements of Operation Data:
Net sales	$143,022	$131,434
License fees from leased departments	2,219	1,921
Cost of sales	(81,867)	(74,364)

Gross profit	63,374	58,991
Selling, general and administrative expenses	(63,358)	(53,673)

Income from operations	16	5,318
Interest expense, net	(1,197)	(121)

Income / (loss) before taxes	(1,181)	5,197
Income tax (expense) / benefit	449	(1,949)

Net income / (loss)	$(732)	$3,248

The table below sets forth the components of the consolidated statements of operations as a percentage of net sales:

	13 Weeks Ended May 3, 2014(1)	13 Weeks Ended May 4, 2013(1)
Net sales	100.0%	100.0%
License fees from leased departments	1.6	1.5
Cost of sales	(57.2)	(56.6)

Gross profit	44.3	44.9
Selling, general and administrative expenses	(44.3)	(40.8)

Income from operations	0.0	4.1
Interest expense, net	(0.8)	(0.1)

Income / (loss) before taxes	(0.8)	4.0
Income tax (expense) / benefit	0.3	(1.5)

Net income / (loss)	(0.5)%	2.5%

(1)	Percentages may not foot due to rounding.

Thirteen Weeks Ended May 3, 2014 Compared to Thirteen Weeks Ended May 4, 2013

Net Sales

Net sales for the thirteen weeks ended May 3, 2014 increased $11.6 million, or 8.8%, to $143.0 million as compared to $131.4 million for the thirteen weeks ended May 4, 2013. This increase was primarily the result of a $15.0 million increase in non-comparable store sales due to the opening of ten new stores in fiscal 2013, three of which opened in the first quarter of fiscal 2013, and the opening of three new stores in the first quarter of fiscal 2014. Comparable store sales decreased $3.4 million, or 2.7%, for the quarter. The comparable store sales decrease was primarily due to a mid-single digit decrease in comparable transactions, which represents our measure for guest traffic, partially offset by a low single digit increase in the average sale per transaction, which improved from the first quarter of fiscal 2013 in part due to the rollout of our guest loyalty program, gRewards, to all stores in the second quarter of fiscal 2013. From a major merchandising category perspective, Apparel, Accessories (including Fragrances) and Home Fashions all experienced a low single digit comparable store sales decrease for the thirteen weeks ended May 3, 2014 compared to the thirteen weeks ended May 4, 2013.

The 2.7% comparable store sales decrease we experienced in the first quarter of fiscal 2014 represents an improvement from our recent comparable store sales trend we experienced in fiscal 2013. We believe that the recent decline in comparable store sales, which began in the fourth quarter of fiscal 2012, is primarily the result of our merchandise selection and pricing strategies. We believe initiatives, such as the company-wide launch of our guest loyalty program in fiscal 2013, and initiatives we are working on in fiscal 2014, including several merchandising sales growth strategies focused on injecting breadth and diversity into our product selection across a number of our Apparel and Home Fashions businesses and revitalizing the presentation of merchandise and the shopping experience for our guests, combined with the addition of several talented associates to our merchandising and stores leadership teams and changes in our marketing message to focus on our merchandise and our value proposition, will lead to improved comparable store sales performance for the remainder of this fiscal year and beyond.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for the thirteen weeks ended May 3, 2014 increased $0.3 million, or 15.5%, to $2.2 million as compared to $1.9 million for the thirteen weeks ended May 4, 2013 primarily due to new store growth.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirteen weeks ended May 3, 2014 increased $4.4 million, or 7.4%, to $63.4 million as compared to $59.0 million for the thirteen weeks ended May 4, 2013. Gross profit margin decreased 60 basis points to 44.3% of net sales as compared to 44.9% of net sales for the first quarter of 2013. Of this decrease, 70 basis points was due to higher promotional markdowns associated with our loyalty rewards program, which was launched in May 2013, resulting from higher rewards earned and redeemed in combination with maintaining the same promotional advertising through issuance of discount coupons to guests in an effort to promote sales. Mark-up on merchandise purchases also decreased 40 basis points in the first quarter of fiscal 2014 versus the first quarter of fiscal 2013 primarily as a result of higher freight charges. Markdowns on merchandise inventory, which decreased 60 basis points in the first quarter of fiscal 2014 versus the first quarter of fiscal 2013 due to lower merchandise inventory levels on an average store basis, partially offset the gross margin deterioration caused by a combination of loyalty rewards issued through our loyalty program and promotional advertising, as well as lower initial mark-up on merchandise purchases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended May 3, 2014 increased $9.7 million, or 18.0%, to $63.4 million as compared to $53.7 million for the thirteen weeks ended May 4, 2013. As a percentage of net sales, selling, general and administrative expenses increased to 44.3% as compared to 40.8% for the first quarter of 2013, a 350 bps increase. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher corporate expenses, higher store expenses and higher distribution center expenses primarily associated with a decrease in comparable store sales, as well as higher depreciation expense and higher pre-opening expenses.

Store expenses increased $4.2 million in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 primarily due to increased rent and real estate, payroll and benefits, maintenance and utilities expenses associated with the ten new stores opened in fiscal 2013 and the three new stores opened in the first quarter of fiscal 2014. Store expenses were 27.2% of net sales in the first quarter of fiscal 2014 as compared to 26.3% of net sales in the first quarter of fiscal 2013, an 80 basis point increase, primarily resulting from higher rent and real estate, higher maintenance and higher utilities expenses as a percentage of net sales associated with a decrease in comparable store sales and higher benefit expenses related to higher health insurance and workers compensation claims.

Corporate expenses increased $3.2 million in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 primarily due to expenses of $1.1 million associated with the retirement of our former Chief Executive Officer (“CEO”) in the first quarter, as well as a $0.6 million increase in recruiting and relocation costs associated with the addition of several associates to our merchandising and stores leadership teams. Rental expenses were higher by $0.3 million associated with the move to our new corporate headquarters in the first quarter of fiscal 2014 and information technology costs were higher by $0.3 million related to upgrading our information technology systems and supporting our enterprise merchandise system. Payroll costs increased $0.2 million for the addition of new staff positions to support our growth and merit compensation increases, partially offset by a decrease in share-based compensation expense associated with the former CEO’s separation in the first quarter of fiscal 2014 and a change in the estimated forfeiture rate of share-based awards in the first quarter of fiscal 2014 due to higher actual forfeiture rates than estimated. Corporate expenses were 7.7% of net sales in the first quarter of fiscal 2014 as compared to 5.9% of net sales in the first quarter of fiscal 2013, a 180 basis point increase, primarily resulting from expenses associated with the former CEO’s separation, higher recruiting and relocation expenses for additional stores and merchandising associates and higher information technology costs as a percentage of net sales associated with a decrease in comparable store sales.

A $1.1 million increase in distribution center expenses was primarily the result of higher rent expenses associated with the second primary distribution center that is planned to be operational in the second quarter of fiscal 2014 and charges associated with lower capitalized freight than the prior quarter due to lower inventory levels and lower average delivery charges as a percentage of inventory receipts during the quarter. Distribution center expenses were 4.3% of net sales in the first quarter of fiscal 2014 as compared to 3.8% of net sales in the first quarter of fiscal 2013, a 50 basis point increase, primarily resulting from higher rent expenses and capitalized freight charges, as well as the decrease in comparable store sales.

Depreciation and amortization expenses increased $0.8 million, or 40 basis points as a percentage of net sales, in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 due to increased property additions associated with new store openings, investments in upgrading our information technology systems and the new corporate headquarters.

Pre-opening and closing expenses increased $0.5 million, or 30 basis points as a percentage of net sales, in the first quarter of fiscal 2014 due to the second primary distribution center, which is planned to open in the second quarter of fiscal 2014, and the closing of an existing store in the first quarter of fiscal 2014. The Company opened three new stores in the first quarter of fiscal 2014 as compared to the three new stores opened in the first quarter of fiscal 2013 and closed one store in the first quarter of fiscal 2014 as compared to no store closings in the first quarter of fiscal 2013.

Advertising expenses decreased $0.1 million in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 primarily due to lower television expenses, partially offset by higher preprint expenses, both of which are a result of the refinement of our marketing efforts to drive annual comparable store sales. Advertising expenses were 1.8% of net sales in the first quarter of fiscal 2014 as compared to 2.1% in the first quarter of fiscal 2013, a 30 bps decrease, primarily resulting from lower advertising expenses in the first quarter.

Interest Expense, Net

Interest expense, net for the first quarter of fiscal 2014 increased $1.1 million to $1.2 million compared to $0.1 million for the thirteen weeks ended May 4, 2013. This increase was primarily the result of interest expense, including the amortization of deferred financing fees, related to the $45.0 million senior term loan that we entered into on August 27, 2013, as well as an increase in average borrowings on the revolving line of credit from $0 during the first quarter of fiscal 2013 to $5.6 million during the first quarter of fiscal 2014.

Income / (Loss) before Taxes

The loss before taxes for the first quarter of fiscal 2014 was $1.2 million compared to income before taxes of $5.2 million in the first quarter of fiscal 2013. As a percentage of net sales, the loss before taxes was (0.8%) for the first quarter of fiscal 2014 compared to income before taxes of 4.0% for the first quarter of fiscal 2013.

Income Tax (Expense) / Benefit

Income tax benefit for the thirteen weeks ended May 3, 2014 was $0.4 million compared to income tax expense of $1.9 million for the thirteen weeks ended May 4, 2013. The effective income tax rate for the first quarter of fiscal 2014 was 38.0% compared to the effective income tax rate of 37.5% for the first quarter of fiscal 2013. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income / (Loss)

Net income / (loss) for the first quarter of fiscal 2014 decreased $4.0 million to a net loss of $0.7 million compared to net income of $3.2 million for the first quarter of fiscal 2013. As a percentage of net sales, the net loss was (0.5%) for the first quarter of fiscal 2014 compared to net income of 2.5% of net sales for the first quarter of fiscal 2013. The decrease in net income / (loss) as a percentage of net sales resulted primarily from the comparable store sales decrease, the 60 basis point decrease in gross profit margin and the increase in selling, general and administrative expenses associated with our new store growth, partially offset by higher net sales attributable to new stores.

Seasonality

Our business is subject to seasonal fluctuations, which are typical of retailers that carry a similar merchandise offering. A disproportionate amount of our sales and net income are realized during the fourth fiscal quarter, which includes the holiday selling season. In fiscal years 2013, 2012 and 2011, respectively, 32.3%, 33.3% and 33.6% of our net sales were generated in the fourth quarter. Operating cash flows are typically higher in the fourth fiscal quarter due to inventory related working capital requirements in the third fiscal quarter. During fiscal years 2013, 2012 and 2011, we generated net income during the first nine months of $5.3 million, $15.6 million and $15.0 million, respectively, and 34.1%, 33.7% and 40.5% of net income was realized in the fourth quarters of fiscal years 2013, 2012 and 2011, respectively. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving and Christmas and regional fluctuations for events such as sales tax holidays.

Liquidity and Capital Resources

Our primary ongoing cash requirements are for operating expenses, inventory, new store capital investment, investments in our information technology, investments in our distribution centers, including our second primary distribution center that will become operational in the second quarter of fiscal 2014, and capital expenditures for existing store improvements, as well as debt service. Our typical investment in a new store is approximately $1.3 million, which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.1 million have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores.

Our working capital at May 3, 2014 decreased $6.6 million, or 15.0%, to $37.2 million compared to working capital of $43.8 million at February 1, 2014. The decrease in working capital from February 1, 2014 to May 3, 2014 primarily resulted from an increase in accounts payable due to seasonality, enhanced cash management and new store growth in concert with a decrease in merchandise inventories on a comparable and average store basis as part of our strategy to drive comparable store sales by injecting breadth and diversity into our product selection.

On August 26, 2013, the Company’s board of directors approved and the Company declared a $69.9 million, or $3.60 per share of common stock, special cash dividend, of which $69.7 million was paid on September 23, 2013 with the remaining $0.2 million to be paid as non-vested restricted stock awards vest. To fund a portion of the special cash dividend payment, the Company entered into a $45.0 million senior term loan with a maturity date of August 27, 2018. The majority of the principal is due on the maturity date, with quarterly principal payments due beginning in October 2014 through the maturity date. As of May 3, 2014, the senior term loan contains an early payment provision exercisable at the Company’s option, pursuant to which the Company may repay all or a portion of the outstanding principal amount at any time, subject to a prepayment penalty for any prepayments made during the first two years of the agreement. The remainder of the special cash dividend payment was funded by cash from operations, and principal payments on the senior term loan will be funded by cash from operations and, if necessary, borrowings under the $80.0 million revolving line of credit facility, which expires on August 27, 2018.

There were no borrowings outstanding under our revolving line of credit facility at May 3, 2014, as compared to $7.3 million of borrowings outstanding under our revolving line of credit facility at February 1, 2014. Cash and cash equivalents were $18.0 million and $5.8 million at May 3, 2014 and February 1, 2014, respectively. Net cash provided by operating activities was $32.6 million for the first quarter of fiscal 2014 compared to $17.6 million in the first quarter of fiscal 2013. Average borrowings under our revolving line of credit facility increased to $5.6 million in the first quarter of fiscal 2014 from $0 in the first quarter of fiscal 2013, in part due to the portion of the $69.9 million special cash dividend declared on August 26, 2013 that was funded by cash from operations. The largest amount borrowed at one time during the first quarter of fiscal 2014 was $11.7 million, compared to no borrowings under our revolving line of credit facility during the first quarter of fiscal 2013. Availability under our revolving line of credit facility increased 26.0% to $67.8 million at May 3, 2014 compared to $53.8 million at February 1, 2014. Stockholders’ equity was $40.9 million as of May 3, 2014 compared to $41.8 million as of February 1, 2014.

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

Capital Expenditures

Net capital expenditures during the thirteen weeks ended May 3, 2014 and May 4, 2013 were $13.0 million and $9.1 million, respectively. Net capital expenditures were comprised of the following (in thousands):

	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013
Recurring capital expenditures
New and existing stores	$10,479	$11,380
Technology-related investments	1,702	1,063
Non-recurring capital expenditures
Second distribution center	2,509	1,639
New corporate office	2,627	138

Gross capital expenditures	17,317	14,220
Less: Proceeds from sale-leaseback transactions	(4,316)	(5,139)

Net capital expenditures	$13,001	$9,081

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013
Cash flows provided by operating activities	$32,565	$17,629
Cash flows used in investing activities	(13,001)	(9,081)
Cash flows provided by (used in) financing activities	(7,279)	23

Increase in cash and cash equivalents	12,285	8,571
Cash and cash equivalents at beginning of period	5,759	40,824

Cash and cash equivalents at end of period	$18,044	$49,395

Cash Flows from Operating Activities

Net cash provided by operating activities in the thirteen weeks ended May 3, 2014 was $32.6 million, which included the net loss of $0.7 million and noncash charges of $3.0 million comprised of depreciation and amortization expense of $3.1 million, amortization of deferred financing fees of $0.1 million, changes in deferred income taxes of $0.1 million and a share-based compensation benefit of $0.3 million. Net cash provided by operating activities in the thirteen weeks ended May 3, 2014 were favorably impacted by an increase in accounts payable of $24.4 million related to seasonality, enhanced cash management and new store growth and an increase of $6.9 million in accrued expenses primarily due to the second primary distribution center opening in the second quarter of fiscal 2014 and an increase in new store activity for the ten new stores opened in fiscal 2013, the three new stores opened in the first quarter of fiscal 2014 and four new stores opening in the second and third quarters of fiscal 2014. Net cash provided by operating activities was also favorably impacted by a $1.3 million increase in deferred rent associated with new store growth and a $0.1 million decrease in other assets. These increases in operating cash flows for the thirteen weeks ended May 3, 2014 were partially offset by a $1.0 million increase in income taxes receivable, landlord receivable and accounts receivable and a $0.9 million increase in prepaid expenses and other current assets related to new store growth and the timing of insurance renewals. The increases in operating cash flows were also partially offset by cash used to increase inventory of $0.5 million for the spring season and for the three new stores opened in the first quarter of fiscal 2014, partially offset by a high single digit decrease in comparable store merchandise inventory levels resulting from our inventory recalibration efforts and our strategy of having a fresh, diverse merchandise selection to drive comparable store sales.

Net cash provided by operating activities in the thirteen weeks ended May 4, 2013 was $17.6 million, which included net income of $3.2 million and noncash charges of $2.7 million comprised of depreciation and amortization expense of $2.2 million, share-based compensation expense of $0.3 million, $0.1 million of changes in deferred income taxes and amortization of deferred financing fees of $0.1 million. Net cash provided by operating activities in the thirteen weeks ended May 3, 2014 were favorably impacted by an increase in accounts payable of $15.2 million related to inventory purchases and an increase of $4.1 million resulting from lower accounts and landlord receivables primarily due to a decrease in landlord receivables for tenant improvement allowances as the three new stores opened in the first quarter of fiscal 2013 were directly financed by the landlord during the construction period. Net cash provided by operating activities was also favorably impacted by an increase of $2.7 million in accrued expenses primarily due to an increase in new store activity for the three new stores opened in the first quarter of fiscal 2013 and the seven new stores opening in the second and third quarters of fiscal 2013, an increase of $1.8 million related to a decrease in income taxes receivable of $1.3 million and an increase of $0.5 million in income taxes payable, and a $1.1 million increase in deferred rent associated with new store growth. These increases in operating cash flows for the thirteen weeks ended May 4, 2013 were partially offset by cash used to increase inventory of $11.4 million for the spring season and for the three new stores opened in the first quarter of fiscal 2013, a $1.6 million increase in prepaid expenses and other current assets related to new store growth and the timing of insurance renewals, and a $0.2 million increase in other assets.

Cash Flows from Investing Activities

Net cash used in investing activities in the thirteen weeks ended May 3, 2014 and May 4, 2013 was $13.0 million and $9.1 million, respectively. Cash of $17.3 million and $14.2 million was used for purchases of property and equipment during the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. The increase in cash used in investing activities is primarily due to the increase in cash invested in furniture, fixtures and equipment related to our new corporate headquarters, which increased to $2.6 million in the first quarter of fiscal 2014 when we moved into the new corporate office as compared to $0.1 million in the first quarter of fiscal 2013, and cash invested in the second primary distribution center planned to be opened in the second quarter of fiscal 2014, which increased to $2.5 million in the first quarter of fiscal 2014 from $1.6 million in the first quarter of fiscal 2013 when construction of the second distribution center began. Investments in information technology equipment and software during the thirteen weeks ended May 3, 2014 was $1.7 million compared to $1.1 million during the thirteen weeks ended May 4, 2013, with the increase primarily relating to technology improvements made in our retail stores in the first quarter of fiscal 2014.

Cash of $10.5 million was invested in new and existing stores during the first quarter of fiscal 2014. Of the $10.5 million, $9.9 million was invested in the three new stores opened during the thirteen weeks ended May 3, 2014 and the four additional new stores to be opened in the second and third quarters of fiscal 2014 while the remaining $0.6 million was used for fixtures and store improvements for existing stores. This compares to $11.4 million for store investments during the thirteen weeks ended May 4, 2013, of which $8.8 million was invested in the three new stores opened in the first quarter of fiscal 2013 and seven new stores opened in the second and third quarters of fiscal 2013 while the remaining $2.6 million was used for fixtures and store improvements for existing stores. The decrease in cash invested in new and existing stores from the first quarter of fiscal 2013 is a result of less investment in fixtures and store improvements for existing stores due to there being fewer remodel projects planned for fiscal 2014 compared to fiscal 2013. This decrease was partially offset by $1.1 million more invested in new stores during the thirteen weeks ended May 3, 2014 than the same period last year. In the first quarter of fiscal 2014, the Company paid for the construction costs incurred during the construction period and was deemed the accounting owner of two of the three new stores during the construction period, while almost $5.7 million was spent in fiscal 2013 on these two new stores and the four new stores we are opening in the second and third quarters of fiscal 2014. In the first quarter of fiscal 2013, all three new stores were constructed by landlords with over 90% of the total costs paid by the landlords and, as a result, the majority of cash invested in new stores was for the seven new stores opened in the second and third quarters of fiscal 2013.

Proceeds from sale-leaseback transactions were $4.3 million and $5.1 million for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively, where the Company was deemed the accounting owner of the property and equipment during the new store construction period pursuant to the underlying lease agreement.

Cash Flows from Financing Activities

Net cash used in financing activities was $7.3 million during the thirteen weeks ended May 3, 2014, as compared to net cash provided by financing activities of $23 thousand during the thirteen weeks ended May 4, 2013. While there were no borrowings outstanding on the revolving line of credit facility at May 3, 2014, borrowings and repayments on the revolving line of credit facility were $42.2 million and $49.5 million, respectively, during the thirteen weeks ended May 3, 2014. There were no borrowings on the revolving line of credit facility during the first quarter of fiscal 2013. Dividends of $29 thousand were paid on restricted stock that vested in the first quarter of fiscal 2014 related to the $69.9 million, or $3.60 per share of common stock, special cash dividend declared in August 2013. Cash of $0.1 million was used during the thirteen weeks ended May 4, 2013 for payments on capital lease and financing agreements. Proceeds of $0.1 million were received during the thirteen weeks ended May 4, 2013 in connection with the exercise of stock options.

Existing Credit Facilities

Gordmans, Inc. is the borrower under a loan, guaranty and security agreement dated as of February 20, 2009, as amended August 27, 2013, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) as agent and a lender and with certain other lender parties thereto from time to time. Gordmans Stores, Inc., Gordmans Intermediate Holdings Corp., Gordmans Distribution Company, Inc., Gordmans Management Company, Inc. and Gordmans LLC are all guarantors under the loan agreement. The loan, guaranty and security agreement provides a revolving line of credit facility for general working capital needs of up to $80.0 million with the ability to increase the maximum available borrowings under the facility to $100.0 million. The description which follows includes the terms of the sixth amendment to the loan agreement, which became effective August 27, 2013.

The revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on August 27, 2018. At May 3, 2014, we had no borrowings outstanding under our revolving line of credit facility as compared to outstanding borrowings of $7.3 million at February 1, 2014. Availability under our revolving line of credit facility was $67.8 million at May 3, 2014, which includes letters of credit issued with an aggregate face amount of $1.0 million. There were borrowings on the facility of $42.2 million during the first quarter of fiscal 2014 and repayments of $49.5 million during the first quarter of fiscal 2014.

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

Among other provisions, the loan, guaranty and security agreement relating to the Company’s revolving line of credit facility contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under the $45.0 million senior term loan and indebtedness not to exceed $11,000,000 in any fiscal year and $30,000,000 in the aggregate to finance the acquisition, construction or installation of equipment or fixtures at the Company’s retail store locations, distribution centers or corporate office. The revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $500,000 in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries and (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with the ordinary corporate governance, overhead, legal and accounting and maintenance. The loan, guaranty and security agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. As of May 3, 2014, the Company was in compliance with all of its debt covenants under the loan, guaranty and security agreement. The agreement also contains cross default provisions with the senior term loan. Should the Company default on any of its covenants, Wells Fargo Bank, N.A. may make any outstanding amounts on the revolving line of credit facility immediately due and payable.

On August 27, 2013, Gordmans, Inc. entered into a $45.0 million senior term loan with Cerberus Business Finance, LLC. The senior term loan has a maturity date of August 27, 2018, with payments of $0.3 million due on a quarterly basis beginning in October 2014 through October 2015 and payments of $0.4 million due on a quarterly basis beginning January 2016 through the maturity date, with the remaining principal due on the maturity date. As of May 3, 2014, the senior term loan contains an early payment provision, exercisable at the Company’s option, pursuant to which the Company may repay all or a portion of the outstanding principal amount at any time, subject to a prepayment penalty applicable during the first two years. As of May 3, 2014, the senior term loan carries an interest rate equal to the prime rate (subject to a floor of 3.25%) plus 5.25% or the LIBOR rate (subject to a floor of 1.5%) plus 7.0%, as selected by the Company. The senior term loan is secured on a second lien basis by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. The senior term loan contains certain financial covenants, including a minimum fixed charge coverage ratio, a maximum leverage ratio and limitations on the annual amount of capital expenditures, as well as customary affirmative and negative covenants substantially similar to those under the revolving line of credit facility. Should the Company default on any of its covenants, the lenders may demand that the outstanding balance of the senior term loan be immediately due and payable, at which point the Company would also be in default of covenants contained in its revolving credit facility.

On June 9, 2014, the Company obtained an amendment and waiver under its credit facilities. The amendment, among other things, revised the fixed charge coverage ratio and leverage ratio covenants to be less restrictive for measurement dates occurring subsequent to the first quarter of fiscal 2014 through the maturity date and revised the capital expenditures limitation for each fiscal year end, introduced a liquidity test to which the Company is subject at each measurement date, as defined in the agreement, which could result in a 1% increase in the interest rate, and extended the prepayment penalty periods under the early payment provision to the first and second anniversary dates of the amended agreement. The Company is projecting to be in compliance with the financial covenants, including the fixed charge coverage ratio, during the next twelve months.

Contractual Obligations and Off-Balance-Sheet Arrangements

As noted in the table below, the Company has contractual obligations and commitments as of May 3, 2014 that may affect the financial condition of the Company. However, we believe there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition, results of operations, or cash flows. Other than the letters of credit set forth in the table below, the Company had no off-balance-sheet arrangements as of May 3, 2014.

The following table summarizes our contractual obligations and commitments as of May 3, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in 000’s)
Contractual Obligations:
Operating leases (1)(2)	$365,745	$39,512	$96,417	$77,300	$152,516
Senior term loan (3)	60,571	3,422	10,289	46,860	—
Revolving line of credit	—	—	—	—	—
Letters of credit	997	997	—	—	—

Total	$427,313	$43,931	$106,706	$124,160	$152,516

(1)	Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds, but are not included in operating lease obligations.
(2)	Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 39% of lease expense for our retail stores in the thirteen weeks ended May 3, 2014.
(3)	Includes $45.0 million of principal payments and $15.6 million of interest payments on the senior term loan. Interest is calculated using the interest rate of 8.50% at May 3, 2014.

Critical Accounting Policies and Estimates

We have determined that our most critical accounting policies are those related to revenue recognition, merchandise inventories, long-lived assets, operating leases, self-insurance, share-based compensation and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies discussed in our fiscal year 2013 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily through borrowings under our revolving line of credit facility and through outstanding borrowings on our senior term loan, both of which bear interest at variable rates.

Borrowings under the revolving line of credit facility bear interest at the base rate plus 0.50% (3.75% at May 3, 2014) with an option to bear interest at the LIBOR interest rate plus 1.75%. Borrowings under the revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $80.0 million. Borrowings under the revolving line of credit facility during the first quarter of fiscal 2014 were $42.2 million with $11.7 million being the largest amount borrowed at one time, with no borrowings outstanding under our revolving credit facility at May 3, 2014. Average daily borrowings during the first quarter of fiscal 2014 were $5.6 million. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the revolving line of credit facility. As of May 3, 2014, the analysis indicated that such a movement would not have a material effect on our financial position or our results of operations or cash flows.

Borrowings under the senior term loan bear interest at the prime rate plus 5.25% with a floor of 3.25% (8.50% at May 3, 2014) with an option to bear interest at the LIBOR interest rate plus 7.0% with a floor of 1.5%. We performed a sensitivity analysis assuming a hypothetical 100 basis point increase in the interest rate applied to the average amount outstanding on the senior term loan (assumes no prepayments of principal), as the interest rate of 8.50% at May 3, 2014 represents the floor. As of May 3, 2014, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.4 million per year.

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

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 3, 2014 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Our risk factors have not changed materially from those disclosed in our fiscal year 2013 Annual Report on Form 10-K. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM  4. RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this Quarterly Report:

EXHIBIT INDEX

Exhibit Number	Description

10.1	Jeffrey J. Gordman Separation Agreement, dated March 24, 2014.

10.2	Waiver and First Amendment to the Loan, Guaranty and Security Agreement dated as of August 27, 2013 by and among the Borrower, the guarantors from time to time party thereto and Cerberus Business Finance, LLC, as the collateral and administrative agent for the lenders.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 12, 2014

GORDMANS STORES, INC.

By:	/s/ T. SCOTT KING
T. Scott King
Interim President, Chief Executive Officer, Secretary and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ MICHAEL D. JAMES
Michael D. James
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)