Form 10-Q
period 2014-08-02
Gordmans Stores, Inc.
filed 2014-08-28
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

or

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

Common Stock, $0.001 par value, outstanding as of August 28, 2014: 19,554,905 shares

GORDMANS STORES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except share and per share data)

(Unaudited)

	13 Weeks Ended August 2, 2014	13 Weeks Ended August 3, 2013	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013
Net sales	$141,039	$136,769	$284,061	$268,203
License fees from leased departments	1,942	1,768	4,161	3,689
Cost of sales	(83,251)	(79,317)	(165,118)	(153,681)

Gross profit	59,730	59,220	123,104	118,211
Selling, general and administrative expenses	(63,494)	(57,600)	(126,852)	(111,273)

Income / (loss) from operations	(3,764)	1,620	(3,748)	6,938
Interest expense, net	(1,341)	(117)	(2,538)	(238)

Income / (loss) before taxes	(5,105)	1,503	(6,286)	6,700
Income tax (expense) / benefit	1,916	(569)	2,365	(2,518)

Net income / (loss)	$(3,189)	$934	$(3,921)	$4,182

Basic earnings / (loss) per share	$(0.16)	$0.05	$(0.20)	$0.22
Diluted earnings / (loss) per share	$(0.16)	$0.05	$(0.20)	$0.22

Basic weighted average shares outstanding	19,360,394	19,256,495	19,356,156	19,249,642
Diluted weighted average shares outstanding	19,360,394	19,356,867	19,356,156	19,339,099

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s except share and per share data)

(Unaudited)

	August 2, 2014	February 1, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,052	$5,759
Accounts receivable	3,292	2,755
Landlord receivable	4,294	4,716
Income taxes receivable	6,348	3,809
Merchandise inventories	96,077	94,711
Deferred income taxes	2,786	2,815
Prepaid expenses and other current assets	9,172	8,361

Total current assets	133,021	122,926
PROPERTY AND EQUIPMENT, net	85,700	76,393
INTANGIBLE ASSETS, net	1,863	1,906
OTHER ASSETS, net	5,882	5,762

TOTAL ASSETS	$226,466	$206,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$67,373	$42,561
Accrued expenses	28,781	28,748
Current portion of long-term debt	6,463	7,813

Total current liabilities	102,617	79,122

NONCURRENT LIABILITIES:
Long-term debt, less current portion	43,875	44,437
Deferred rent	32,143	31,591
Deferred income taxes	9,832	9,553
Other liabilities	373	479

Total noncurrent liabilities	86,223	86,060

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of August 2, 2014 and February 1, 2014	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 19,960,156 issued and 19,554,905 outstanding as of August 2, 2014, 19,824,856 issued and 19,420,444 outstanding as of February 1, 2014	20	19
Additional paid-in capital	53,454	53,795
Accumulated deficit	(15,848)	(12,009)

Total stockholders’ equity	37,626	41,805

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$226,466	$206,987

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share and per share data)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Total
BALANCE, February 2, 2013	19,404,322	$19	$52,461	$49,908	$102,388
Share-based compensation expense (benefit), net of forfeitures	—	—	686	—	686
Issuance of restricted stock	8,400	—	—	—	—
Exercise of stock options	12,354	—	136	—	136
Net income	—	—	—	4,182	4,182

BALANCE, August 3, 2013	19,425,076	$19	$53,283	$54,090	$107,392

BALANCE, February 1, 2014	19,420,444	$19	$53,795	$(12,009)	$41,805
Share-based compensation expense (benefit), net of forfeitures	—	—	(155)	—	(155)
Deferred tax asset shortfall related to share-based compensation expense	—	—	(182)	—	(182)
Issuance of restricted stock, net of forfeitures	135,300	1	—	—	1
Repurchase of common stock	(839)	—	(4)	—	(4)
Forfeiture of dividends payable on unvested restricted stock	—	—	—	82	82
Net loss	—	—	—	(3,921)	(3,921)

BALANCE, August 2, 2014	19,554,905	$20	$53,454	$(15,848)	$37,626

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Unaudited)

	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$(3,921)	$4,182
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization expense	6,013	4,520
Amortization of deferred financing fees	280	160
Loss on retirement / sale of property and equipment	85	—
Deferred income taxes	127	281
Share-based compensation expense (benefit), net of forfeitures	(155)	686
Net changes in operating assets and liabilities:
Accounts, landlord and income taxes receivable	(2,654)	(718)
Merchandise inventories	(1,366)	(22,044)
Prepaid expenses and other current assets	(811)	(2,626)
Other assets	87	(425)
Accounts payable	24,812	29,991
Deferred rent	552	8,620
Accrued expenses and other liabilities	4,928	3,884

Net cash provided by operating activities	27,977	26,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(31,277)	(34,551)
Proceeds from sale-leaseback transactions	11,033	10,861

Net cash used in investing activities	(20,244)	(23,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(37)	—
Borrowings on revolving line of credit	91,850	—
Repayments on revolving line of credit	(93,762)	—
Debt issuance costs	(487)	—
Repurchase of common stock	(4)	—
Payment of long-term debt	—	(189)
Proceeds from the exercise of stock options	—	136

Net cash used in financing activities	(2,440)	(53)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,293	2,768
CASH AND CASH EQUIVALENTS, Beginning of period	5,759	40,824

CASH AND CASH EQUIVALENTS, End of period	$11,052	$43,592

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

Recently Issued Accounting Pronouncement – In May 2014, the Financial Accounting Standards Board (“FASB”), in conjunction with the International Accounting Standards Board, issued Accounting Standards Update No. 2014-09, Revenue from Contracts With Customers, which creates a new topic in the FASB Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts With Customers (“ASC 606”). This converged revenue recognition standard supersedes and replaces nearly all existing revenue recognition guidance under generally accepted accounting principles with a principle-based revenue recognition framework. This standard establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, includes new and more detailed guidance on particular topics and expands and improves disclosures about revenue. This guidance is effective for annual reporting periods beginning on or after December 15, 2016, including interim periods therein, or the beginning of the fiscal year ending February 3, 2018 for the Company. The Company is currently evaluating the impact of the adoption of the guidance to determine if it significantly impacts the Company’s revenue recognition policies and practices, operations or financial statements.

B. DESCRIPTION OF THE BUSINESS

Gordmans Stores, Inc. operated 97 everyday value price department stores under the trade name “Gordmans” located in 20 states as of August 2, 2014. Gordmans offers a wide assortment of name brand clothing for all ages, accessories (including fragrances), footwear and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment.

The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker. The Company has one reportable segment. The Company’s operations include activities related to retail stores. The Company opened five new stores, relocated an existing store and closed two existing stores during the twenty-six week period ended August 2, 2014 and opened seven new stores during the twenty-six week period ended August 3, 2013.

The following table reflects the percentage of revenues by major merchandising category:

	13 Weeks Ended August 2, 2014	13 Weeks Ended August 3, 2013	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013
Apparel	60.9%	60.6%	59.0%	58.9%
Home Fashions	24.3	24.1	25.4	25.1
Accessories (including fragrances)	14.8	15.3	15.6	16.0

Total	100.0%	100.0%	100.0%	100.0%

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	August 2, 2014	February 1, 2014
Leasehold improvements	$10,870	$9,317
Furniture, fixtures and equipment	73,522	47,876
Computer software	22,635	17,398
Capitalized leases	1,740	1,740
Construction in progress	6,569	25,209

	115,336	101,540
Less accumulated depreciation and amortization	(29,636)	(25,147)

	$85,700	$76,393

D. DEBT OBLIGATIONS

Revolving Line of Credit Facility – The Company has an $80.0 million revolving line of credit facility dated February 20, 2009, as amended effective August 27, 2013, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) and PNC Bank (“WF LOC”). The credit facility expires on August 27, 2018. The Company had $5.3 million of borrowings outstanding under the WF LOC as of August 2, 2014, which are included in the current portion of long-term debt at August 2, 2014 as the Company intends to repay the outstanding borrowings within the next twelve months. Average borrowings during the twenty-six week period ended August 2, 2014 were $9.0 million and there were no borrowings on the WF LOC during the twenty-six week period ended August 3, 2013. The Company had $7.3 million of borrowings outstanding under the WF LOC as of February 1, 2014.

Borrowings under this facility bear interest at various rates based on excess availability and the time of year, with two rate options at the discretion of management as follows: (1) For base rate advances, borrowings bear interest at the prime rate plus 0.75% during the non-seasonal period and the prime rate plus 1.50% during the seasonal period. When excess availability is $40.0 million or greater, borrowings for base rate advances bear interest at the prime rate plus 0.50% during the non-seasonal period and the prime rate plus 1.25% during the seasonal period; (2) For LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 1.75% during the non-seasonal period and the LIBOR rate plus 2.50% during the seasonal period. When excess availability is $40.0 million or greater, borrowings for LIBOR rate advances bear interest at the LIBOR rate plus 1.50% during the non-seasonal period and the LIBOR rate plus 2.25% during the seasonal period. Borrowings available under the WF LOC may not exceed the borrowing base (consisting of specified percentages of credit card receivables and eligible inventory, less applicable reserves). The Company must maintain minimum excess availability equal to at least 10% of the borrowing base. The Company had $69.4 million and $53.8 million available to borrow at August 2, 2014 and February 1, 2014, respectively. Borrowings under this facility bore an interest rate of 3.75% under the base rate option at August 2, 2014 and February 1, 2014. The Company had outstanding letters of credit included in the borrowing base totaling approximately $1.2 million and $0.8 million as of August 2, 2014 and February 1, 2014, respectively.

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

Among other provisions, the loan, guaranty and security agreement relating to the Company’s revolving line of credit facility contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under the $45.0 million Loan, Guaranty and Security Agreement by and among the Borrower, each of the other credit parties signatory thereto, and lenders party thereto and Cerberus Business Finance, LLC, as the administrative agent for the lenders (the “senior term loan”), and indebtedness not to exceed $11,000,000 in any fiscal year and $30,000,000 in the aggregate to finance the acquisition, construction or installation of equipment or fixtures at the Company’s retail store locations, distribution centers or corporate office. The revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $500,000 in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries and (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with ordinary corporate governance, overhead, legal and accounting and maintenance. The loan, guaranty and security agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. The agreement also contains a cross default provision related to the senior term loan. Should the Company default on any of its covenants associated with the WF LOC or the senior term loan, Wells Fargo Bank, N.A. may make any outstanding amounts on the WF LOC immediately due and payable. As of August 2, 2014, the Company was in compliance with all of its debt covenants under the loan and security agreement.

Senior Term Loan – Gordmans, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, entered into a $45.0 million senior term loan on August 27, 2013 to partially fund the $69.9 million special cash dividend declared in August 2013. The senior term loan has a maturity date of August 27, 2018, with payments of $0.3 million due on a quarterly basis beginning in October 2014 through October 2015 and payments of $0.4 million due on a quarterly basis beginning in January 2016 through the maturity date, with the remaining principal due on the maturity date. The senior term loan was amended on June 9, 2014 to, among other things, revise the fixed charge coverage ratio and leverage ratio covenants for measurement dates occurring in the second quarter of fiscal 2014 through the maturity date and the capital expenditures limitation for each fiscal year end. The amendment also included an extension of the prepayment penalty period under the early payment provision from the amendment date through the first and second anniversaries of the amendment. As of August 2, 2014, the Company may repay at any time all or a portion of the outstanding principal amount, subject to a prepayment premium equal to 2% through the first anniversary of the amendment and 1% in the second year after the amendment (there is no prepayment premium after the second anniversary of the amendment). Finally, the amendment included a 1% increase in the interest rate should a minimum liquidity test, which is measured based on operating performance and a minimum fixed charge coverage ratio as defined in the agreement, not be met. Deferred financing fees of $0.5 million related to the amendment of the senior term loan were capitalized and are included in other assets, net and are being amortized over the remaining term of the senior term loan using the effective interest method. As of August 2, 2014, the senior term loan carries an interest rate equal to the prime rate (subject to a floor of 3.25%) plus 5.25% or the LIBOR rate (subject to a floor of 1.5%) plus 7.0%, as selected by the Company. The interest rate at August 2, 2014 was 9.5%, which includes the 1% increase related to the minimum liquidity test effective on the June 9, 2014 amendment date of the senior term loan.

The senior term loan is secured on a second lien basis by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement.

The senior term loan contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include indebtedness not to exceed $7,500,000 at any time to finance the acquisition of fixed assets, including capital lease obligations, borrowings under the revolving line of credit facility and other indebtedness not to exceed $15,000,000 in any fiscal year and $30,000,000 in the aggregate to finance the acquisition, construction or installation of equipment or fixtures at the Company’s retail store locations, distribution centers or corporate office. The senior term loan also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries. The exceptions to this covenant are substantially similar to the exceptions under the revolving line of credit facility. The senior term loan also contains financial covenants requiring the Company to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio, as well as limitations on the annual amount of capital expenditures. Should the Company default on any of its covenants, the lenders may demand that the outstanding balance of the senior term loan be immediately due and payable. As of August 2, 2014, the Company was in compliance with all of its debt covenants under the senior term loan and expects to be in compliance with the covenants for measurement dates occurring within the next twelve months.

Long-term Debt – Long-term debt consists of the following:

	August 2, 2014	February 1, 2014
Revolving line of credit facility	$5,338	$7,250
Senior term loan	45,000	45,000

Total long-term debt	50,338	52,250
Less current portion of long-term debt	(6,463)	(7,813)

Long-term debt, less current portion	$43,875	$44,437

At August 2, 2014, annual maturities of long-term debt during the next five fiscal years and thereafter were as follows:

Remainder of 2014	$563
2015	1,265
2016	1,688
2017	1,688
2018	45,134

Total long-term debt	$50,338

Financial Instruments – Based on the borrowing rates currently available to the Company for debt with similar terms and the variable interest rate of the senior term loan, the fair value of the senior term loan approximates its carrying amount of $45.0 million at August 2, 2014. Fair value approximates the carrying value of balances outstanding on the revolving line of credit facility due to both the short-term nature of these borrowings and the variable interest rates of this agreement. For all other financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

E. LEASES

The Company has entered into short and long term operating lease agreements. These leases relate to retail store locations, the distribution centers and the corporate headquarters. The leases expire on various dates through the year 2029 with most of the leases containing renewal options. Leases for retail store locations typically have base lease terms of 10 years with one or more renewal periods, usually for five years. Certain retail store leases contain provisions for additional rent based on varying percentages of net sales. Leases for the second primary distribution center and the new corporate headquarters have base lease terms of 15 years.

Future minimum lease payments, by year, under operating leases as of August 2, 2014 are as follows:

Operating Leases
Remainder of 2014	$27,286
2015	52,814
2016	45,705
2017	42,021
2018	36,863
After 2018	153,226

Total minimum lease payments	$357,915

F. SHARE BASED COMPENSATION

The Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. As of August 2, 2014, an aggregate of 4,573,086 shares of the Company’s common stock were available under the 2010 Plan, subject to adjustments for stock splits and other actions affecting the Company’s common stock. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years. Under the 2010 Plan, in the event of a dividend or other distribution other than regular cash dividends, recapitalization, or other transactions or events affecting the Company’s common stock, the Company must equitably adjust the number of shares of common stock subject to outstanding stock options and restricted stock and must adjust the exercise price of any outstanding stock options.

There were 2,293,248 shares of common stock available for future grants under the 2010 Plan at August 2, 2014.

A summary of restricted stock activity during the twenty-six weeks ended August 2, 2014 is set forth in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, February 1, 2014	69,058	$15.63
Granted	158,100	4.33
Repurchased	(839)	4.33
Forfeited	(22,800)	17.85
Vested	(9,341)	3.77

Non-vested, August 2, 2014	194,178	$6.79

Restricted stock vests at varying rates of 25% per year over four years or 20% per year over five years as applicable. Unrecognized compensation expense on the restricted stock was $1.1 million at August 2, 2014, which is expected to be recognized over a period of 2.1 years. The total fair value of shares vested during the twenty-six weeks ended August 2, 2014 was $44 thousand.

A summary of stock option activity during the twenty-six weeks ended August 2, 2014 is set forth in the table below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (thousands)
Outstanding, February 1, 2014	990,353	$11.50
Granted	455,700	4.59
Forfeited	(383,418)	10.60

Outstanding, August 2, 2014	1,062,635	8.86	8.4 years	$—
Exercisable, August 2, 2014	285,532	11.86	7.0	—
Vested or expected to vest at August 2, 2014	936,609	8.86	8.4	—

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of August 2, 2014 and the option strike price. The stock price at August 2, 2014 was $3.59, which was below the weighted average exercise price for options outstanding, exercisable and vested or expected to vest at August 2, 2014.

The Company recorded a $0.2 million reduction to additional paid-in capital during the twenty-six weeks ended August 2, 2014 for a tax shortfall related to the forfeiture of restricted stock and stock options during the period as there is sufficient cumulative excess tax benefit in the Company’s additional paid in capital. The tax shortfall was the result of the tax deduction being less than the cumulative book share-based compensation expense already recognized for such awards. The Company received $0.1 million of proceeds from the exercise of stock options during the twenty-six weeks ended August 3, 2013, which is reflected as a financing cash inflow in the condensed consolidated statement of cash flows for the twenty-six weeks ended August 3, 2013. The aggregate intrinsic value of stock options exercised during the twenty-six weeks ended August 3, 2013 was $35 thousand. There were no stock option exercises during the twenty-six weeks ended August 2, 2014.

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

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during the twenty-six weeks ended August 2, 2014 are illustrated in the following table:

26 Weeks Ended August 2, 2014
Risk-free interest rate	2.0%
Dividend yield	2.0%
Expected volatility	36.0% – 40.0%
Expected life (years)	6.25
Weighted average fair value of options granted	$1.52

Stock options have ten-year contractual terms and vest at varying rates of either 20% per year over five years or 25% per year over four years as applicable. None of the stock options outstanding at August 2, 2014 were subject to performance or market-based vesting conditions. As of August 2, 2014, the unrecognized compensation expense on stock options was $1.8 million, which is expected to be recognized over a weighted average period of 2.4 years.

For the thirteen week periods ended August 2, 2014 and August 3, 2013, share-based compensation expense was $0.1 million and $0.4 million, respectively. For the twenty-six week period ended August 2, 2014, the Company recorded a share-based compensation benefit of $0.5 million related to the forfeiture of unvested share-based awards granted to the Company’s former chief executive officer, who retired effective March 25, 2014, and the Company’s former chief merchandising officer, who retired effective May 28, 2014, and a $0.1 million benefit resulting from changes in the forfeiture rates used to measure share-based compensation expense based on actual historical and expected future forfeitures. The remaining share-based compensation expense for the twenty-six weeks ended August 2, 2014 was $0.3 million. Share-based compensation expense was $0.7 million for the twenty-six weeks ended August 3, 2013. Share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations.

G. EARNINGS / LOSS PER SHARE

The following is a reconciliation of the outstanding shares utilized in the computation of earnings / loss per share:

	13 Weeks Ended August 2, 2014	13 Weeks Ended August 3, 2013	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013
Basic weighted average shares outstanding	19,360,394	19,256,495	19,356,156	19,249,642
Dilutive effect of non-vested stock and stock options	—	100,372	—	89,457

Diluted weighted average shares outstanding	19,360,394	19,356,867	19,356,156	19,339,099

The anti-dilutive effect of 1,043,159 and 972,647 stock options has been excluded from diluted weighted average shares outstanding for the thirteen and twenty-six weeks ended August 2, 2014, respectively. There were 376,142 and 421,455 anti-dilutive stock options and non-vested stock excluded from diluted weighted average shares outstanding for the thirteen and twenty-six weeks ended August 3, 2013, respectively.

H. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash investing and financing activities and other cash flow information:

	13 Weeks Ended August 2, 2014	13 Weeks Ended August 3, 2013	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013
Non-cash investing and financing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$1,041	$2,845	$1,041	$2,845
Sales of property and equipment pursuant to sale-leaseback accounting	4,947	4,647	8,749	4,647
Dividends payable forfeited on unvested restricted stock	14	—	82	—
Other cash flow information:
Cash paid for interest, net	1,190	37	2,308	136
Cash paid for income taxes, net	87	6,544	87	6,623

Sales of property and equipment pursuant to sale-leaseback accounting represents the amount of structural assets sold to the landlord at the completion of construction for which the Company was deemed the owner during the construction period, pursuant to sale-leaseback accounting, and for which no cash was received upon transfer of ownership.

I. RELATED PARTY DISCLOSURE

The Company has a services agreement with Sun Capital Partners Management V, LLC (“Sun Capital Management”), an affiliate of private equity firm Sun Capital Partners, Inc. (“Sun Capital”) to (1) reimburse Sun Capital Management for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital Management with customary indemnification for any such services. In addition, Sun Capital was reimbursed $0.3 million by the Company during the twenty-six week period ended August 2, 2014 primarily for professional consulting services paid by Sun Capital and provided by an unrelated third party related to the search for a new chief executive officer.

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

Executive Overview

Gordmans is an everyday value price department store retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories (including fragrances), footwear and home fashions. The origins of Gordmans date back to 1915, and as of August 2, 2014, we operated 97 stores in 20 states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

We opened five new stores and relocated an existing store during the twenty-six weeks ended August 2, 2014 in four new markets, including one new state, and two existing markets, of which two new stores were opened and one store was relocated during the second quarter of fiscal 2014, compared to opening seven new stores in four new markets and two existing markets during the twenty-six weeks ended August 3, 2013, of which four new stores were opened during the second quarter of fiscal 2013. We also closed two existing stores during the twenty-six weeks ended August 2, 2014, one of which closed in the second quarter of fiscal 2014. We also opened our second primary distribution center at the end of the second quarter of fiscal 2014.

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

Gross Profit. Gross profit is equal to our net sales minus cost of sales, plus license fee income generated from sales of footwear and maternity apparel in our leased departments. Cost of sales includes the direct cost of purchased merchandise, inventory shrinkage, inventory write-downs and inbound freight to our distribution center. Gross margin measures gross profit as a percentage of our net sales. Our gross profit may not be comparable to other retailers, as some companies include all of the costs related to purchasing and their distribution network in cost of sales while others, like us, exclude a portion of these costs from cost of sales and include those costs in selling, general and administrative expenses. Our gross margin is evaluated in terms of initial markup and the amount of markdowns, with higher initial markup and lower markdowns positively impacting our operating results.

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

Overview

The net loss for the thirteen and twenty-six week periods ended August 2, 2014 was $3.2 million and $3.9 million, respectively, as compared to net income of $0.9 million and $4.2 million, respectively, for the thirteen and twenty-six week periods ended August 3, 2013. The decrease in net income / (loss) was primarily due to a decrease in comparable store sales, a decrease in gross profit margin and higher selling, general and administrative expenses, partially offset by higher net sales attributable to new stores. Below is a summary of our financial results for the thirteen and twenty-six week periods ended August 2, 2014.

•	Net sales increased 3.1% and 5.9% for the thirteen and twenty-six weeks ended August 2, 2014 as compared to the thirteen and twenty-six week periods ended August 3, 2013. Higher net sales were driven by an increase in non-comparable store sales due to the addition of ten new stores in fiscal year 2013, seven of which opened in the twenty-six weeks ended August 3, 2013, and the five new stores opened and one existing store relocated during the twenty-six weeks ended August 2, 2014, two of which opened and one that was relocated in the second quarter of fiscal 2014. Comparable store sales decreased 6.8% and 4.8%, respectively, for the thirteen and twenty-six weeks ended August 2, 2014 as compared to the prior year comparable store sales decreases of 2.6% and 6.7%, respectively, for the thirteen and twenty-six weeks ended August 3, 2013. To improve our recent comparable store sales trend, we are working on a number of initiatives in fiscal year 2014, including several merchandising strategies focused on injecting breadth and diversity and opportunistic purchasing into our product selection, improving sales conversion at the store level, recalibrating inventory levels and modifying our marketing strategy to increase email advertising, increase the size of our email database and focus our marketing message in all of our advertising mediums more directly on our merchandise and value proposition in an effort to increase store traffic.

•	Gross profit margin decreased 100 basis points in the thirteen weeks ended August 2, 2014 and 80 basis points in the twenty-six weeks ended August 2, 2014 as compared to the same periods last year primarily as a result of a lower mark-up on merchandise purchases, higher markdowns taken primarily in the second quarter to address our aged clearance inventory levels strained by our recent poor sales performance and promotional markdowns associated with our loyalty rewards program, which we launched in May 2013, resulting from higher rewards earned and redeemed.

•	Higher selling, general and administrative expenses were primarily attributable to the ten new stores opened in fiscal 2013, seven of which opened in the twenty-six weeks ended August 3, 2013, and the five new stores opened and one existing store relocated during the twenty-six weeks ended August 2, 2014, as well as the second primary distribution center we opened in the second quarter of fiscal 2014 and our new corporate headquarters we moved into in the first quarter of fiscal 2014.

Basis of Presentation and Results of Operations

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. Fiscal years 2014 and 2013 represent fifty-two week years ending January 31, 2015 and ended February 1, 2014, respectively. All references to fiscal years are to the calendar year in which the fiscal year begins. The thirteen weeks ended August 2, 2014 and the thirteen weeks ended August 3, 2013 represent the second quarters of fiscal 2014 and fiscal 2013, respectively. The twenty-six weeks ended August 2, 2014 and the twenty-six weeks ended August 3, 2013 represent the first half of fiscal 2014 and fiscal 2013, respectively.

The table below sets forth the consolidated statements of operations data for the periods presented (in thousands):

	13 Weeks Ended August 2, 2014	13 Weeks Ended August 3, 2013	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013
Statements of Operation Data:
Net sales	$141,039	$136,769	$284,061	$268,203
License fees from leased departments	1,942	1,768	4,161	3,689
Cost of sales	(83,251)	(79,317)	(165,118)	(153,681)

Gross profit	59,730	59,220	123,104	118,211
Selling, general and administrative expenses	(63,494)	(57,600)	(126,852)	(111,273)

Income / (loss) from operations	(3,764)	1,620	(3,748)	6,938
Interest expense, net	(1,341)	(117)	(2,538)	(238)

Income / (loss) before taxes	(5,105)	1,503	(6,286)	6,700
Income tax (expense) / benefit	1,916	(569)	2,365	(2,518)

Net income / (loss)	$(3,189)	$934	$(3,921)	$4,182

The table below sets forth the components of the consolidated statements of operations as a percentage of net sales:

	13 Weeks Ended August 2, 2014 (1)	13 Weeks Ended August 3, 2013 (1)	26 Weeks Ended August 2, 2014 (1)	26 Weeks Ended August 3, 2013 (1)
Net sales	100.0%	100.0%	100.0%	100.0%
License fees from leased departments	1.4	1.3	1.5	1.4
Cost of sales	(59.0)	(58.0)	(58.1)	(57.3)

Gross profit	42.3	43.3	43.3	44.1
Selling, general and administrative expenses	(45.0)	(42.1)	(44.7)	(41.5)

Income / (loss) from operations	(2.7)	1.2	(1.3)	2.6
Interest expense, net	(1.0)	(0.1)	(0.9)	(0.1)

Income / (loss) before taxes	(3.6)	1.1	(2.2)	2.5
Income tax (expense) / benefit	1.4	(0.4)	0.8	(0.9)

Net income / (loss)	(2.3)%	0.7%	(1.4)%	1.6%

(1)	Percentages may not foot due to rounding.

Thirteen Weeks Ended August 2, 2014 Compared to Thirteen Weeks Ended August 3, 2013

Net Sales

Net sales for the thirteen weeks ended August 2, 2014 increased $4.3 million, or 3.1%, to $141.0 million as compared to $136.8 million for the thirteen weeks ended August 3, 2013. This increase was primarily the result of a $13.0 million increase in non-comparable store sales due to the opening of seven new stores in the last three quarters of fiscal 2013, four of which opened at the end of the second quarter of fiscal 2013, and the opening of three new stores in the first quarter of fiscal 2014 and two new stores, as well as the relocation of an existing store, at the end of the second quarter of fiscal 2014. Comparable store sales decreased $8.7 million, or 6.8%, for the quarter. The comparable store sales decrease was primarily due to a mid-single digit decrease in comparable transactions, which represents our measure for guest traffic, as well as a low single digit decrease in the average sale per transaction. From a major merchandising category perspective, Apparel and Home Fashions experienced a mid-single digit comparable store sales decrease for the thirteen weeks ended August 2, 2014 compared to the thirteen weeks ended August 3, 2013, while Accessories (including Fragrances) experienced a high single digit comparable store sales decrease for the quarter.

The 6.8% comparable store sales decrease we experienced in the second quarter of fiscal 2014 is disappointing considering the 2.7% comparable store sales decrease we experienced in the first quarter of fiscal 2014 and the 2.6% comparable store sales decrease we incurred in the second quarter of fiscal 2013. We believe that the recent decline in comparable store sales, which began in the fourth quarter of fiscal 2012, is primarily the result of our merchandise selection and pricing strategies. We believe initiatives, such as the company-wide launch of our guest loyalty program in fiscal 2013, and initiatives we are working on in fiscal 2014, including several merchandising sales growth strategies focused on injecting breadth and diversity and opportunistic purchasing into our product selection across a number of our Apparel and Home Fashions businesses and revitalizing the presentation of merchandise and the shopping experience for our guests, combined with the addition of several talented associates to our merchandising and stores leadership teams and changes in our marketing message to focus on our merchandise and our value proposition, will lead to improved comparable store sales performance in the near future.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for the thirteen weeks ended August 2, 2014 increased $0.2 million, or 9.8%, to $1.9 million as compared to $1.8 million for the thirteen weeks ended August 3, 2013 primarily due to new store growth.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirteen weeks ended August 2, 2014 increased $0.5 million, or 0.9%, to $59.7 million as compared to $59.2 million for the thirteen weeks ended August 3, 2013. Gross profit margin decreased 100 basis points to 42.3% of net sales as compared to 43.3% of net sales for the second quarter of 2013. Of this decrease, 50 basis points was due to a lower mark-up on merchandise purchases primarily as a result of higher freight charges and changes in our pricing strategy. Markdowns also increased 50 basis points during the quarter, driven by approximately $5.5 million of additional markdowns at retail (180 basis point impact) taken in the second quarter to address our aged clearance inventory levels strained by our recent poor sales performance as we head into the back to school and holiday seasons. We believe that these additional markdowns and our improved inventory position will lead to improved gross margin performance in the second half of the year compared to the second half of the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended August 2, 2014 increased $5.9 million, or 10.2%, to $63.5 million as compared to $57.6 million for the thirteen weeks ended August 3, 2013. As a percentage of net sales, selling, general and administrative expenses increased to 45.0% as compared to 42.1% for the second quarter of 2013, a 290 bps increase. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher store level expenses, higher distribution center expenses and higher corporate expenses primarily associated with a decrease in comparable store sales, as well as higher depreciation expense and higher pre-opening expenses.

Store expenses increased $2.2 million in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013 primarily due to increased rent and real estate, maintenance and payroll expenses associated with the ten new stores opened in fiscal 2013, the three new stores opened in the first quarter of fiscal 2014 and the two new stores opened and the existing store relocated at the end of the second quarter of fiscal 2014. Store expenses were 27.7% of net sales in the second quarter of fiscal 2014 as compared to 27.0% of net sales in the second quarter of fiscal 2013, an 80 basis point increase, primarily resulting from higher rent and real estate and higher maintenance expenses as a percentage of net sales associated with a decrease in comparable store sales.

A $1.2 million increase in distribution center expenses was primarily the result of higher delivery charges of $0.5 million associated with lower capitalized freight than the prior quarter due to lower inventory levels and lower average delivery charges as a percentage of inventory receipts during the quarter, higher rent expenses of $0.5 million associated with the second primary distribution center that opened at the end of the second quarter of fiscal 2014 and higher payroll expenses of $0.3 million associated with temporary labor to process receipts at the Omaha distribution center before the second primary distribution center opened at the end of the second quarter of 2014. Distribution center expenses were 4.4% of net sales in the second quarter of fiscal 2014 as compared to 3.7% of net sales in the second quarter of fiscal 2013, an 80 basis point increase, primarily resulting from charges associated with lower capitalized freight, higher rent expenses and higher payroll expense, as well as the decrease in comparable store sales.

Corporate expenses increased $0.8 million in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013 primarily due to higher rent expenses, which increased by $0.3 million associated with the move to our new corporate headquarters in the first quarter of fiscal 2014. Benefit expenses increased $0.2 million primarily associated with the former Chief Merchandising Officer’s (“CMO”) separation in the second quarter of fiscal 2014. Payroll costs increased $0.2 million for the addition of new staff positions to support our growth and merit compensation increases, partially offset by a decrease in share-based compensation expense associated with the former CMO’s separation in the second quarter of fiscal 2014. Corporate expenses were 6.7% of net sales in the second quarter of fiscal 2014 as compared to 6.3% of net sales in the second quarter of fiscal 2013, a 40 basis point increase, primarily resulting from higher rent expenses and higher payroll costs as a percentage of net sales associated with a decrease in comparable store sales.

Advertising expenses increased $0.7 million in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013 primarily due to higher preprint expenses and higher new stores marketing expenses, partially offset by lower television expenses. We have refined our marketing efforts in fiscal 2014 to help increase traffic in our stores and to drive comparable store sales. Advertising expenses were 2.9% of net sales in the second quarter of fiscal 2014 as compared to 2.5% in the second quarter of fiscal 2013, a 40 bps increase, primarily resulting from the timing of our advertising spend, as we had higher advertising expenses in the second quarter and lower advertising expenses in the first quarter compared to the same periods last year.

Depreciation and amortization expenses increased $0.7 million, or 40 basis points as a percentage of net sales, in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013 due to increased property additions associated with new store openings, investments in upgrading our information technology systems and the new corporate headquarters.

Pre-opening and closing expenses increased $0.2 million, or 10 basis points as a percentage of net sales, in the second quarter of fiscal 2014 due to pre-opening payroll associated with the second primary distribution center, which opened at the end of the second quarter of fiscal 2014, and the closing of an existing store in the second quarter of fiscal 2014. The Company opened two new stores and relocated an existing store in the second quarter of fiscal 2014 as compared to the four new stores opened in the second quarter of fiscal 2013 and closed one store in the second quarter of fiscal 2014 as compared to no store closings in the second quarter of fiscal 2013.

Interest Expense, Net

Interest expense, net for the second quarter of fiscal 2014 increased $1.2 million to $1.3 million compared to $0.1 million for the thirteen weeks ended August 3, 2013. This increase was primarily the result of interest expense, including the amortization of deferred financing fees, related to the $45.0 million senior term loan that we entered into on August 27, 2013, as well as an increase in average borrowings on the revolving line of credit from $0 during the second quarter of fiscal 2013 to $12.3 million during the second quarter of fiscal 2014.

Income / (Loss) before Taxes

The loss before taxes for the second quarter of fiscal 2014 was $5.1 million compared to income before taxes of $1.5 million in the second quarter of fiscal 2013. As a percentage of net sales, the loss before taxes was (3.6%) for the second quarter of fiscal 2014 compared to income before taxes of 1.1% for the second quarter of fiscal 2013.

Income Tax (Expense) / Benefit

Income tax benefit for the thirteen weeks ended August 2, 2014 was $1.9 million compared to income tax expense of $0.6 million for the thirteen weeks ended August 3, 2013. The effective income tax rate for the second quarter of fiscal 2014 was 37.5% compared to the effective income tax rate of 37.8% for the second quarter of fiscal 2013. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income / (Loss)

Net income / (loss) for the second quarter of fiscal 2014 decreased $4.1 million to a net loss of $3.2 million compared to net income of $0.9 million for the second quarter of fiscal 2013. As a percentage of net sales, the net loss was (2.3%) for the second quarter of fiscal 2014 compared to net income of 0.7% for the second quarter of fiscal 2013. The decrease in net income / (loss) as a percentage of net sales resulted primarily from the 6.8% comparable store sales decrease, the 100 basis point decrease in gross profit margin and the increase in selling, general and administrative expenses associated with our new store growth, partially offset by higher net sales attributable to new stores.

Twenty-six Weeks Ended August 2, 2014 Compared to Twenty-six Weeks Ended August 3, 2013

Net Sales

Net sales for the twenty-six weeks ended August 2, 2014 increased $15.9 million, or 5.9%, to $284.1 million as compared to $268.2 million for the twenty-six weeks ended August 3, 2013. This increase was the result of a $28.0 million increase in non-comparable store sales due to the addition of ten new stores in fiscal 2013, seven of which opened in the first half of fiscal 2013, and the opening of three new stores in the first quarter of fiscal 2014 and two new stores and one relocated store at the end of the second quarter of fiscal 2014. Comparable store sales decreased $12.1 million, or 4.8%, due to a mid-single digit decrease in comparable transactions, which represents our measure for guest traffic, partially offset by a low single digit increase in the average sale per transaction. We rolled out our guest loyalty program to all stores in May 2013, which contributed to improvements in guest traffic and the average sale per transaction in the first half of fiscal 2014. From a major merchandising category perspective, Apparel, Home Fashions and Accessories (including Fragrances) all experienced a mid-single digit comparable store sales decrease for the twenty-six weeks ended August 2, 2014 compared to the twenty-six weeks ended August 3, 2013. We are working on a number of initiatives to address our merchandise selection and are reviewing our pricing strategies to drive traffic into our stores and improve conversion at the store level to improve our comparable store sales performance for the remainder of this fiscal year and beyond.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for the twenty-six weeks ended August 2, 2014 increased $0.5 million, or 12.8%, to $4.2 million as compared to $3.7 million for the twenty-six weeks ended August 3, 2013 primarily due to new store growth.

Gross Profit

Gross profit, which includes license fees from leased departments, for the twenty-six weeks ended August 2, 2014 increased $4.9 million, or 4.1%, to $123.1 million as compared to $118.2 million for the twenty-six weeks ended August 3, 2013. Gross profit margin decreased 80 basis points to 43.3% of net sales as compared to 44.1% of net sales for the twenty-six weeks ended August 3, 2013. The 80 basis point decrease was primarily due to a 50 bps decrease in our mark-up on merchandise purchases primarily as a result of higher freight charges and changes in our pricing strategy. In addition, we experienced higher promotional markdowns associated with our loyalty rewards program, which was launched in May 2013, resulting from higher rewards earned and redeemed in combination with maintaining the same promotional advertising through issuance of discount coupons to guests in an effort to promote sales. Higher markdowns were also driven by additional markdowns in the second quarter to address our aged clearance inventory levels strained by our recent poor sales performance heading into the back to school and holiday seasons.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the twenty-six weeks ended August 2, 2014 increased $15.6 million, or 14.0%, to $126.9 million as compared to $111.3 million for the twenty-six weeks ended August 3, 2013. As a percentage of net sales, selling, general and administrative expenses increased to 44.7% as compared to 41.5% for the first half of 2013, a 320 basis point increase. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher corporate expenses, higher store level expenses and higher distribution center expenses associated with a decrease in comparable store sales, as well as higher depreciation expense and higher pre-opening expenses. Corporate expenses were also impacted by non-recurring compensation costs related to the retirement of our former Chief Executive Officer (“CEO”) and our former Chief Merchandising Officer (“CMO”) in the first half of fiscal 2014.

Store expenses increased $6.5 million in the first half of fiscal 2014 as compared to the first half of fiscal 2013 primarily due to increased rent and real estate, payroll and benefits, maintenance and utilities expenses associated with new store growth. Store expenses were 27.4% of net sales in the first half of fiscal 2014 as compared to 26.6% of net sales in the first half of fiscal 2013, an 80 basis point increase, primarily resulting from higher rent and real estate and higher maintenance expenses as a percentage of net sales associated with a decrease in comparable store sales and higher benefit expenses related to higher health insurance claims.

Corporate expenses increased $4.0 million in the first half of fiscal 2014 as compared to the first half of fiscal 2013 primarily due to expenses of $1.2 million associated with the retirement of our former CEO in the first quarter and our former CMO in the second quarter, as well as a $0.7 million increase in rent expenses associated with the move to our new corporate headquarters in the first quarter of fiscal 2014. Benefit expenses were higher by $0.5 million primarily due to higher health insurance claims and matching contributions to our 401(k) savings plan, which was suspended in fiscal 2013 but reinstated in fiscal 2014, and recruiting and relocation costs were higher by $0.4 million associated with the addition of several associates to our leadership teams. Payroll costs increased $0.4 million for the addition of new staff positions to support our growth and merit compensation increases, partially offset by a decrease in share-based compensation expense associated with the former CEO’s and CMO’s separations in the first half of fiscal 2014 and a change in the estimated forfeiture rate of share-based awards in the first quarter of fiscal 2014 due to higher actual forfeiture rates than estimated. Information technology costs were higher by $0.3 million related to upgrading our information technology systems and supporting our enterprise merchandise system. Corporate expenses were 7.2% of net sales in the first half of fiscal 2014 as compared to 6.2% of net sales in the first half of fiscal 2013, a 110 basis point increase, primarily resulting from expenses associated with the former CEO’s and CMO’s separations, higher rent expenses, higher recruiting and relocation expenses and higher benefit expenses as a percentage of net sales associated with a decrease in comparable store sales.

The $2.3 million increase in distribution center expenses was primarily the result of higher delivery charges of $1.0 million associated with lower capitalized freight than the prior quarter due to lower inventory levels and lower average delivery charges as a percentage of inventory receipts during the first half of fiscal 2014, higher rent expenses of $0.9 million associated with the second primary distribution center that opened at the end of the second quarter of fiscal 2014 and higher payroll expenses of $0.4 million associated with the additional stores and temporary labor to process receipts. Distribution center expenses were 4.4% of net sales in the first half of fiscal 2014 as compared to 3.7% of net sales in the first half of fiscal 2013, a 70 basis point increase, primarily resulting from charges associated with lower capitalized freight and higher rent expenses, as well as the decrease in comparable store sales.

Depreciation and amortization expenses increased $1.5 million, or 40 basis points as a percentage of net sales, in the first half of fiscal 2014 as compared to the first half of fiscal 2013 due to increased property additions associated with new store openings, investments in upgrading our information technology systems and the new corporate headquarters.

Pre-opening and closing expenses increased $0.7 million, or 20 basis points as a percentage of net sales, in the first half of fiscal 2014. This increase was primarily the result of the second primary distribution center, which opened at the end of the second quarter of fiscal 2014, and the closing of two existing stores in the first half of fiscal 2014. The Company opened five new stores and relocated an existing store in the first half of fiscal 2014 as compared to the seven new stores opened in the first half of fiscal 2013 and no store closings in the first half of fiscal 2013.

Advertising expenses increased $0.6 million in the first half of fiscal 2014 as compared to the first half of fiscal 2013 primarily due to higher preprint expenses and higher new stores marketing expenses, partially offset by lower television expenses. We have refined our marketing efforts in fiscal 2014 to help increase traffic in our stores and to drive comparable store sales. Advertising expenses were 2.4% of net sales in the first half of fiscal 2014 as compared to 2.3% of net sales in the first half of fiscal 2013, a 10 basis point increase, associated with a decrease in comparable store sales.

Interest Expense

Interest expense, net for the first half of fiscal 2014 increased $2.3 million to $2.5 million compared to $0.2 million for the first half of fiscal 2013. This increase was primarily the result of interest expense, including the amortization of deferred financing fees, related to the $45.0 million senior term loan that we entered into on August 27, 2013, as well as an increase in average borrowings on the revolving line of credit from $0 during the first half of fiscal 2013 to $9.0 million during the first half of fiscal 2014.

Income / (Loss) before Taxes

The loss before taxes for the first half of fiscal 2014 was $6.3 million compared to income before taxes of $6.7 million in the first half of fiscal 2013. As a percentage of net sales, the loss before taxes was (2.2%) of net sales for the first half of fiscal 2014 compared to income before taxes of 2.5% of net sales for the first half of fiscal 2013.

Income Tax (Expense) / Benefit

Income tax benefit for the twenty-six weeks ended August 2, 2014 was $2.4 million compared to income tax expense of $2.5 million for the twenty-six weeks ended August 3, 2013. The effective income tax rate for the first half of fiscal 2014 was 37.6% compared to an effective rate of 37.6% for the first half of fiscal 2013. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income / (Loss)

Net income / (loss) for the first half of fiscal 2014 decreased $8.1 million to a net loss of $3.9 million compared to net income of $4.2 million for the first half of fiscal 2013. As a percentage of net sales, the net loss was (1.4%) of net sales for the first half of fiscal 2014 compared to net income of 1.6% of net sales for the first half of fiscal 2013. The decrease in net income / (loss) as a percentage of net sales resulted primarily from the comparable store sales decrease, the 80 basis point decrease in gross profit margin and the increase in selling, general and administrative expenses associated with our new store growth, partially offset by higher net sales attributable to new stores.

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

Liquidity and Capital Resources

Our primary ongoing cash requirements are for operating expenses, inventory, new store capital investment, investments in our information technology, investments in our distribution centers and capital expenditures for existing store improvements, as well as debt service. Our typical investment in a new store is approximately $1.3 million, which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.1 million have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores.

Our working capital at August 2, 2014 decreased $13.4 million, or 30.6%, to $30.4 million compared to working capital of $43.8 million at February 1, 2014. The decrease in working capital from February 1, 2014 to August 2, 2014 primarily resulted from an increase in accounts payable due to seasonality, enhanced cash management and new store growth in concert with a decrease in merchandise inventories on a comparable and average store basis as part of our strategy to drive comparable store sales by injecting breadth and diversity into our product selection.

On August 26, 2013, the Company’s board of directors approved and the Company declared a $69.9 million, or $3.60 per share of common stock, special cash dividend. To fund a portion of the special cash dividend payment, the Company entered into a $45.0 million senior term loan on August 27, 2013, which was amended on June 9, 2014, with a maturity date of August 27, 2018. The majority of the principal is due on the maturity date, with quarterly principal payments due beginning in October 2014 through the maturity date. The senior term loan contains an early payment provision exercisable at the Company’s option, pursuant to which the Company may repay all or a portion of the outstanding principal amount at any time, subject to a prepayment penalty for any prepayments made during the first two years from the date of the amended agreement. The remainder of the special cash dividend payment was partially funded by cash from operations, and principal payments on the senior term loan will be funded by cash from operations and, if necessary, borrowings under the $80.0 million revolving line of credit facility, which expires on August 27, 2018. Failure to comply with the agreement’s covenants could result in the outstanding balance being called by the lender.

There was $5.3 million of borrowings outstanding under our revolving line of credit facility at August 2, 2014, as compared to $7.3 million of borrowings outstanding under our revolving line of credit facility at February 1, 2014. Cash and cash equivalents were $11.1 million and $5.8 million at August 2, 2014 and February 1, 2014, respectively. Net cash provided by operating activities was $28.0 million for the twenty-six weeks ended August 2, 2014 compared to $26.5 million for the twenty-six weeks ended August 3, 2013. Average borrowings under our revolving line of credit facility increased to $9.0 million for the first half of fiscal 2014 from $0 in the first half of fiscal 2013, in part due to the portion of the $69.9 million special cash dividend declared on August 26, 2013 that was funded by cash from operations. The largest amount borrowed at one time during the first half of fiscal 2014 was $22.9 million, compared to no borrowings under our revolving line of credit facility during the first half of fiscal 2013. Availability under our revolving line of credit facility increased 29.0% to $69.4 million at August 2, 2014 compared to $53.8 million at February 1, 2014. Stockholders’ equity was $37.6 million as of August 2, 2014 compared to $41.8 million as of February 1, 2014.

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

Capital Expenditures

Net capital expenditures during the twenty-six weeks ended August 2, 2014 and August 3, 2013 were $20.2 million and $23.7 million, respectively. Net capital expenditures were comprised of the following (in thousands):

	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013
Recurring capital expenditures
New and existing stores	$19,872	$27,146
Technology-related investments	2,747	1,796
Existing distribution center improvements	25	123
Non-recurring capital expenditures
Second distribution center	6,199	5,241
New corporate office	2,434	245

Gross capital expenditures	31,277	34,551
Less: Proceeds from sale-leaseback transactions	(11,033)	(10,861)

Net capital expenditures	$20,244	$23,690

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013
Cash flows provided by operating activities	$27,977	$26,511
Cash flows used in investing activities	(20,244)	(23,690)
Cash flows used in financing activities	(2,440)	(53)

Increase in cash and cash equivalents	5,293	2,768
Cash and cash equivalents at beginning of period	5,759	40,824

Cash and cash equivalents at end of period	$11,052	$43,592

Cash Flows from Operating Activities

Net cash provided by operating activities in the twenty-six weeks ended August 2, 2014 was $28.0 million, which included the net loss of $3.9 million and noncash charges of $6.3 million comprised of depreciation and amortization expense of $6.0 million, amortization of deferred financing fees of $0.3 million, changes in deferred income taxes of $0.1 million, a loss on the retirement/disposal of property and equipment of $0.1 million and a share-based compensation benefit of $0.2 million. Net cash provided by operating activities in the twenty-six weeks ended August 2, 2014 were favorably impacted by an increase in accounts payable of $24.8 million related to seasonality, enhanced cash management and new store growth and an increase of $4.9 million in accrued expenses primarily due to the second primary distribution center that opened at the end of the second quarter of fiscal 2014 and an increase in new store activity for the ten new stores opened in fiscal 2013, the five new stores opened and one store relocated in the first half of fiscal 2014 and another new store opening scheduled in the third quarter of fiscal 2014. Net cash provided by operating activities was also favorably impacted by a $0.6 million increase in deferred rent associated with new store growth and a $0.1 million decrease in other assets. These increases in operating cash flows for the twenty-six weeks ended August 2, 2014 were partially offset by a $2.7 million increase in income taxes receivable, landlord receivable and accounts receivable primarily associated with the income tax benefit for the first half of fiscal 2014 of $2.4 million and a $0.8 million increase in prepaid expenses and other current assets related to new store growth and the timing of insurance renewals. The increases in operating cash flows were also partially offset by cash used to increase inventory of $1.4 million for the back to school season and for the five new stores opened and one store relocated in the first half of fiscal 2014, partially offset by a double digit decrease in comparable store merchandise inventory levels resulting from our inventory recalibration efforts and our strategy of having a fresh, diverse merchandise selection to drive comparable store sales in the third and fourth quarters of fiscal 2014.

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

Cash Flows from Investing Activities

Net cash used in investing activities in the twenty-six weeks ended August 2, 2014 and August 3, 2013 was $20.2 million and $23.7 million, respectively. Cash of $31.3 million and $34.6 million was used for purchases of property and equipment during the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively. The decrease in cash used in investing activities is primarily due to less cash invested in new and existing stores. Cash of $19.9 million was invested in new and existing stores during the first half of fiscal 2014. Of the $19.9 million, $18.9 million was invested in the five new stores opened and one store relocated during the twenty-six weeks ended August 2, 2014 and the additional new store to be opened in the third quarter of fiscal 2014 while the remaining $1.0 million was used for fixtures and store improvements for existing stores. This compares to $27.1 million for store investments during the twenty-six weeks ended August 3, 2013, of which $22.9 million was invested in the seven new stores opened during the twenty-six weeks ended August 3, 2013 and the three additional new stores opened in the third quarter of fiscal 2013 while the remaining $4.2 million was used for fixtures and store improvements for existing stores. The decrease in cash invested in new and existing stores from the first half of fiscal 2013 is a result of less investment in fixtures and store improvements for existing stores due to fewer remodel projects planned for fiscal 2014 compared to fiscal 2013 and the opening of five new stores and relocation of an existing store in fiscal 2014 compared to ten new stores opened in fiscal 2013.

The decrease in cash invested in new and existing stores was partially offset by the increase in cash invested in furniture, fixtures and equipment related to our new corporate headquarters, which increased to $2.4 million in the first half of fiscal 2014 when we moved into the new corporate office as compared to $0.2 million in the first half of fiscal 2013, and cash invested in the second primary distribution center that opened in the second quarter of fiscal 2014, which increased to $6.2 million in the first half of fiscal 2014, as the second primary distribution center opened at the end of the second quarter, from $5.2 million in the first half of fiscal 2013 when construction of the second distribution center began. Investments in information technology equipment and software during the twenty-six weeks ended August 2, 2014 was $2.7 million compared to $1.8 million during the twenty-six weeks ended August 3, 2013, with the increase primarily relating to technology improvements made in our retail stores in the first half of fiscal 2014.

Proceeds from sale-leaseback transactions were $11.0 million and $10.9 million for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively, where the Company was deemed the accounting owner of the property and equipment during the new store construction period pursuant to the underlying lease agreement.

Cash Flows from Financing Activities

Net cash used in financing activities in the twenty-six weeks ended August 2, 2014 and August 3, 2013 was $2.4 million and $0.1 million, respectively. Borrowings and repayments on the revolving line of credit facility were $91.9 million and $93.8 million, respectively, during the twenty-six weeks ended August 2, 2014, as the borrowings outstanding on the revolving line of credit facility decreased from $7.3 million at February 1, 2014 to $5.3 million at August 2, 2014. There were no borrowings on the revolving line of credit facility during the first half of fiscal 2013. Cash of $0.5 million was paid for debt issuance costs during the first half of fiscal 2014 related to the amendment of the $45.0 million senior term loan in June 2014. Dividends of $37 thousand were paid on restricted stock that vested in the first half of fiscal 2014 related to the $69.9 million, or $3.60 per share of common stock, special cash dividend declared in August 2013. Cash of $4 thousand was used for the repurchase of common stock in the first half of fiscal 2014 to fund withholding taxes on restricted stock that vested in the first half of fiscal 2014. Cash of $0.2 million was used during the twenty-six weeks ended August 3, 2013 for payments on capital lease and financing agreements. Proceeds of $0.1 million were received during the twenty-six weeks ended August 3, 2013 in connection with the exercise of stock options.

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

The revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on August 27, 2018. At August 2, 2014, we had $5.3 million of borrowings outstanding under our revolving line of credit facility as compared to outstanding borrowings of $7.3 million at February 1, 2014. Availability under our revolving line of credit facility was $69.4 million at August 2, 2014, which includes letters of credit issued with an aggregate face amount of $1.2 million. There were borrowings on the facility of $91.9 million during the first half of fiscal 2014 and repayments of $93.8 million during the first half of fiscal 2014.

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

Among other provisions, the loan, guaranty and security agreement relating to the Company’s revolving line of credit facility contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under the $45.0 million senior term loan and indebtedness not to exceed $11,000,000 in any fiscal year and $30,000,000 in the aggregate to finance the acquisition, construction or installation of equipment or fixtures at the Company’s retail store locations, distribution centers or corporate office. The revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $500,000 in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries and (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with the ordinary corporate governance, overhead, legal and accounting and maintenance. The loan, guaranty and security agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. As of August 2, 2014, the Company was in compliance with all of its debt covenants under the loan, guaranty and security agreement. The agreement also contains cross default provisions with the senior term loan. Should the Company default on any of its covenants associated with the loan, guaranty and security agreement or the senior term loan, Wells Fargo Bank, N.A. may make any outstanding amounts on the revolving line of credit facility immediately due and payable.

On August 27, 2013, Gordmans, Inc. entered into a $45.0 million senior term loan, as amended June 9, 2014, with Cerberus Business Finance, LLC. The senior term loan has a maturity date of August 27, 2018, with payments of $0.3 million due on a quarterly basis beginning in October 2014 through October 2015 and payments of $0.4 million due on a quarterly basis beginning January 2016 through the maturity date, with the remaining principal due on the maturity date. The description which follows includes the terms of the waiver and first amendment to the senior term loan agreement, which became effective on June 9, 2014.

The senior term loan contains an early payment provision, exercisable at the Company’s option, pursuant to which the Company may repay all or a portion of the outstanding principal amount at any time, subject to a prepayment penalty applicable during the first two years from the amendment date. The senior term loan carries an interest rate equal to the prime rate (subject to a floor of 3.25%) plus 5.25% or the LIBOR rate (subject to a floor of 1.5%) plus 7.0%, as selected by the Company. The senior term loan includes a liquidity test to which the Company is subject at each measurement date, as defined in the agreement, which resulted in a 1% increase in the interest rate on the June 9 2014 amendment date and will continue to be applicable should the Company fail to meet the minimum liquidity requirements. The senior term loan is secured on a second lien basis by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. The senior term loan contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio, which were made less restrictive as a result of the amendment, as well as limitations on the annual amount of capital expenditures, which were also revised by the amendment. The senior term loan also contains customary affirmative and negative covenants substantially similar to those under the revolving line of credit facility. Should the Company default on any of its covenants, the lenders may demand that the outstanding balance of the senior term loan be immediately due and payable, at which point the Company would also be in default of covenants contained in its revolving credit facility. As of August 2, 2014, the Company was in compliance with all of its debt covenants under the senior term loan agreement. The Company expects to be in compliance with all of its debt covenants, including the financial covenants, for measurement periods occurring during the next twelve months.

Contractual Obligations and Off-Balance-Sheet Arrangements

As noted in the table below, the Company has contractual obligations and commitments as of August 2, 2014 that may affect the financial condition of the Company. However, we believe there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition, results of operations, or cash flows. Other than the letters of credit set forth in the table below, the Company had no off-balance-sheet arrangements as of August 2, 2014.

The following table summarizes our contractual obligations and commitments as of August 2, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in 000’s)
Contractual Obligations:
Operating leases (1)(2)	$357,915	$27,286	$98,519	$78,884	$153,226
Senior term loan (3)	61,334	2,689	11,152	47,493	—
Revolving line of credit	5,338	—	—	5,338	—
Letters of credit	1,224	1,224	—	—	—

Total	$425,811	$31,199	$109,671	$131,715	$153,226

(1)	Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds, but are not included in operating lease obligations.
(2)	Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 38% of lease expense for our retail stores in the thirteen weeks ended August 2, 2014.
(3)	Includes $45.0 million of principal payments and $16.3 million of interest payments on the senior term loan. Interest is calculated using the interest rate of 9.50% at August 2, 2014.

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

Borrowings under the revolving line of credit facility bear interest at the base rate plus 0.50% (3.75% at August 2, 2014) with an option to bear interest at the LIBOR interest rate plus 1.75%. Borrowings under the revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $80.0 million. Borrowings under the revolving line of credit facility during the first half of fiscal 2014 were $91.9 million with $22.9 million being the largest amount borrowed at one time, and $5.3 million of borrowings outstanding under our revolving credit facility at August 2, 2014. Average daily borrowings during the first half of fiscal 2014 were $9.0 million. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the revolving line of credit facility. As of August 2, 2014, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.1 million per year.

Borrowings under the senior term loan bear interest at the prime rate plus 5.25% with a floor of 3.25% (8.50% at August 2, 2014) with an option to bear interest at the LIBOR interest rate plus 7.0% with a floor of 1.5%. In addition, the senior term loan includes a minimum liquidity test at each measurement date, which could result in a 1.0% increase in the interest rate should the Company fail to meet the minimum liquidity test. At August 2, 2014, the interest rate on the senior term loan was 9.50%, including the additional 1% charged as a result of the minimum liquidity measurement implemented with the amendment of the senior term loan on June 9, 2014. We performed a sensitivity analysis assuming a hypothetical 100 basis point increase in the interest rate applied to the average amount outstanding on the senior term loan (assumes no prepayments of principal. As of August 2, 2014, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.4 million per year.

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

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 2, 2014 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the purchase of shares of our own common stock made by or on behalf of us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended August 2, 2014:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet be Purchased under the Plans or Programs (2)
May 4, 2014 – May 31, 2014	—		—	—	—
June 1, 2014 – July 5, 2014	839	(1)	$4.33	—	—
July 6, 2014 – August 2, 2014	—		—	—	—

Total	839		$4.33	—	—

(1)	Represents shares repurchased from an officer for tax withholdings related to restricted stock vested on May 28, 2014.
(2)	As of August 2, 2014, we do not have any authorization to repurchase stock in the open market nor any plans to do so.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this Quarterly Report:

EXHIBIT INDEX

Exhibit Number	Description

10.1	Michael S. Morand Separation Agreement, dated May 28, 2014.

10.2	Amy S. Myers Severance Agreement Letter, dated July 7, 2014.

10.3	Amendment No. 2 to the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 28, 2014

GORDMANS STORES, INC.

By:	/s/ ANDREW T. HALL
Andrew T. Hall
President, Chief Executive Officer and Secretary (Principal Executive Officer)

By:	/s/ MICHAEL D. JAMES
Michael D. James
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)