Form 10-Q
period 2014-11-01
Gordmans Stores, Inc.
filed 2014-12-10
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

or

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

Common Stock, $0.001 par value, outstanding as of December 10, 2014: 19,576,623 shares

GORDMANS STORES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except share and per share data)

(Unaudited)

	13 Weeks Ended November 1, 2014	13 Weeks Ended November 2, 2013	39 Weeks Ended November 1, 2014	39 Weeks Ended November 2, 2013
Net sales	$146,653	$151,333	$430,714	$419,536
License fees from leased departments	2,284	2,157	6,445	5,846
Cost of sales	(84,525)	(86,452)	(249,643)	(240,133)

Gross profit	64,412	67,038	187,516	185,249
Selling, general and administrative expenses	(66,468)	(64,560)	(193,320)	(175,833)

Income / (loss) from operations	(2,056)	2,478	(5,804)	9,416
Interest expense, net	(1,350)	(892)	(3,888)	(1,130)

Income / (loss) before taxes	(3,406)	1,586	(9,692)	8,286
Income tax (expense) / benefit	1,555	(487)	3,920	(3,005)

Net income / (loss)	$(1,851)	$1,099	$(5,772)	$5,281

Basic earnings / (loss) per share	$(0.10)	$0.06	$(0.30)	$0.27
Diluted earnings / (loss) per share	$(0.10)	$0.06	$(0.30)	$0.27

Basic weighted average shares outstanding	19,362,749	19,307,499	19,358,354	19,268,957
Diluted weighted average shares outstanding	19,362,749	19,385,032	19,358,354	19,337,684

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s except share and per share data)

(Unaudited)

	November 1, 2014	February 1, 2014	November 2, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,417	$5,759	$9,307
Accounts receivable	3,400	2,755	2,512
Landlord receivable	2,585	4,716	5,796
Income taxes receivable	4,312	3,809	5,157
Merchandise inventories	150,403	94,711	149,265
Deferred income taxes	2,732	2,815	2,819
Prepaid expenses and other current assets	8,742	8,361	9,727

Total current assets	184,591	122,926	184,583
PROPERTY AND EQUIPMENT, net	89,832	76,393	66,069
INTANGIBLE ASSETS, net	1,841	1,906	1,927
OTHER ASSETS, net	5,975	5,762	5,477

TOTAL ASSETS	$282,239	$206,987	$258,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$119,549	$42,561	$89,516
Accrued expenses	32,092	28,748	32,190
Current portion of long-term debt	7,133	7,813	15,972

Total current liabilities	158,774	79,122	137,678

NONCURRENT LIABILITIES:
Long-term debt, less current portion	44,291	44,437	44,719
Deferred rent	33,043	31,591	26,752
Deferred income taxes	9,831	9,553	9,680
Other liabilities	327	479	419

Total noncurrent liabilities	87,492	86,060	81,570

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of November 1, 2014, February 1, 2014 and November 2, 2013	—	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 19,985,256 issued and 19,576,623 outstanding as of November 1, 2014, 19,824,856 issued and 19,420,444 outstanding as of February 1, 2014, 19,824,856 issued and 19,420,444 outstanding as of November 2, 2013	20	19	19
Additional paid-in capital	53,652	53,795	53,530
Accumulated deficit	(17,699)	(12,009)	(14,741)

Total stockholders’ equity	35,973	41,805	38,808

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$282,239	$206,987	$258,056

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share and per share data)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Total
BALANCE, February 2, 2013	19,404,322	$19	$52,461	$49,908	$102,388
Share-based compensation expense, net of forfeitures	—	—	985	—	985
Issuance of restricted stock	8,400	—	—	—	—
Repurchase of common stock	(4,632)	—	(52)	—	(52)
Exercise of stock options	12,354	—	136	—	136
Dividend declared ($3.60 per share)	—	—	—	(69,930)	(69,930)
Net income	—	—	—	5,281	5,281

BALANCE, November 2, 2013	19,420,444	$19	$53,530	$(14,741)	$38,808

BALANCE, February 1, 2014	19,420,444	$19	$53,795	$(12,009)	$41,805
Share-based compensation expense, net of forfeitures	—	—	107	—	107
Deferred tax asset shortfall related to share-based compensation expense	—	—	(235)	—	(235)
Issuance of restricted stock, net of forfeitures	160,400	1	—	—	1
Repurchase of common stock	(4,221)	—	(15)	—	(15)
Forfeiture of dividends payable on unvested restricted stock	—	—	—	82	82
Net loss	—	—	—	(5,772)	(5,772)

BALANCE, November 1, 2014	19,576,623	$20	$53,652	$(17,699)	$35,973

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Unaudited)

	39 Weeks Ended November 1, 2014	39 Weeks Ended November 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$(5,772)	$5,281
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization expense	9,633	7,118
Amortization of deferred financing fees	444	280
Loss on retirement / sale of property and equipment	346	—
Deferred income taxes	361	242
Deferred tax asset shortfall related to share-based compensation	(235)	—
Share-based compensation expense, net of forfeitures	107	985
Net changes in operating assets and liabilities:
Accounts, landlord and income taxes receivable	983	(1,329)
Merchandise inventories	(55,692)	(71,259)
Prepaid expenses and other current assets	(124)	(3,175)
Other assets	(181)	(714)
Accounts payable	76,988	55,305
Deferred rent	1,452	4,755
Accrued expenses and other liabilities	6,694	7,177

Net cash provided by operating activities	35,004	4,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(42,048)	(41,467)
Proceeds from sale-leaseback transactions	15,849	16,390
Cash received on sale of property and equipment	57	—
Proceeds from insurance settlement	39	—

Net cash used in investing activities	(26,103)	(25,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(67)	(69,682)
Borrowings on revolving line of credit	146,600	23,941
Repayments on revolving line of credit	(148,004)	(8,250)
Proceeds from senior term loan	—	45,000
Debt issuance costs	(476)	(2,010)
Repurchase of common stock	(15)	(52)
Payment of long-term debt	(281)	(189)
Proceeds from the exercise of stock options	—	136

Net cash used in financing activities	(2,243)	(11,106)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,658	(31,517)
CASH AND CASH EQUIVALENTS, Beginning of period	5,759	40,824

CASH AND CASH EQUIVALENTS, End of period	$12,417	$9,307

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

Recently Issued Accounting Pronouncement – In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. This guidance requires disclosure in the notes to the financial statements when substantial doubt is raised about an entity’s ability to continue as a going concern. This guidance is effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted, or the fiscal year ending January 28, 2017 and interim periods thereafter for the Company. The Company does not plan to early adopt this guidance and does not expect this guidance to significantly impact the Company’s operations or financial statements.

B. DESCRIPTION OF THE BUSINESS

Gordmans Stores, Inc. operated 98 everyday value price department stores under the trade name “Gordmans” located in 21 states as of November 1, 2014. Gordmans offers a wide assortment of name brand clothing for all ages, accessories (including fragrances), footwear and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment.

The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker. The Company has one reportable segment. The Company’s operations include activities related to retail stores. The Company opened six new stores, relocated an existing store and closed two existing stores during the thirty-nine week period ended November 1, 2014 and opened ten new stores during the thirty-nine week period ended November 2, 2013.

The following table reflects the percentage of revenues by major merchandising category:

	13 Weeks Ended November 1, 2014	13 Weeks Ended November 2, 2013	39 Weeks Ended November 1, 2014	39 Weeks Ended November 2, 2013
Apparel	61.3%	60.1%	59.8%	59.3%
Home Fashions	24.5	25.5	25.1	25.3
Accessories (including fragrances)	14.2	14.4	15.1	15.4

Total	100.0%	100.0%	100.0%	100.0%

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	November 1, 2014	February 1, 2014	November 2, 2013
Leasehold improvements	$11,826	$9,317	$9,180
Furniture, fixtures and equipment	76,976	47,876	45,482
Computer software	23,234	17,398	16,487
Capitalized leases	2,354	1,740	1,740
Construction in progress	8,524	25,209	15,627

	122,914	101,540	88,516
Less accumulated depreciation and amortization	(33,082)	(25,147)	(22,447)

	$89,832	$76,393	$66,069

D. DEBT OBLIGATIONS

Revolving Line of Credit Facility – The Company has an $80.0 million revolving line of credit facility dated February 20, 2009, as amended effective August 27, 2013, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) and PNC Bank (“WF LOC”). The credit facility expires on August 27, 2018. The Company had $5.8 million of borrowings outstanding under the WF LOC as of November 1, 2014, which are included in the current portion of long-term debt at November 1, 2014 as the Company intends to repay the outstanding borrowings within the next twelve months. Average borrowings during the thirty-nine week period ended November 1, 2014 were $8.2 million while average borrowings on the WF LOC during the thirty-nine week period ended November 2, 2013 were $1.3 million. The Company had $7.3 million and $15.7 million of borrowings outstanding under the WF LOC as of February 1, 2014 and November 2, 2013, respectively.

Borrowings under this facility bear interest at various rates based on excess availability and the time of year, with two rate options at the discretion of management as follows: (1) For base rate advances, borrowings bear interest at the prime rate plus 0.75% during the non-seasonal period and the prime rate plus 1.50% during the seasonal period. When excess availability is $40.0 million or greater, borrowings for base rate advances bear interest at the prime rate plus 0.50% during the non-seasonal period and the prime rate plus 1.25% during the seasonal period; (2) For LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 1.75% during the non-seasonal period and the LIBOR rate plus 2.50% during the seasonal period. When excess availability is $40.0 million or greater, borrowings for LIBOR rate advances bear interest at the LIBOR rate plus 1.50% during the non-seasonal period and the LIBOR rate plus 2.25% during the seasonal period. Borrowings available under the WF LOC may not exceed the borrowing base (consisting of specified percentages of credit card receivables and eligible inventory, less applicable reserves). The Company must maintain minimum excess availability equal to at least 10% of the borrowing base. The Company had $67.0 million, $53.8 million and $63.6 million available to borrow at November 1, 2014, February 1, 2014 and November 2, 2013, respectively. Borrowings under this facility bore an interest rate of 3.75% under the base rate option at November 1, 2014 and February 1, 2014. The Company had outstanding letters of credit included in the borrowing base totaling approximately $7.2 million, $0.8 million and $0.7 million as of November 1, 2014, February 1, 2014 and November 2, 2013, respectively.

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

Among other provisions, the loan, guaranty and security agreement relating to the Company’s revolving line of credit facility contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under the $45.0 million Loan, Guaranty and Security Agreement by and among the Borrower, each of the other credit parties signatory thereto, and lenders party thereto and Cerberus Business Finance, LLC, as the administrative agent for the lenders (the “senior term loan”), and indebtedness not to exceed $11,000,000 in any fiscal year and $30,000,000 in the aggregate to finance the acquisition, construction or installation of equipment or fixtures at the Company’s retail store locations, distribution centers or corporate office. The revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $500,000 in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries and (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with ordinary corporate governance, overhead, legal and accounting and maintenance. The loan, guaranty and security agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. The agreement also contains a cross default provision related to the senior term loan. Should the Company default on any of its covenants associated with the WF LOC or the senior term loan, Wells Fargo Bank, N.A. may make any outstanding amounts on the WF LOC immediately due and payable. As of November 1, 2014, the Company was in compliance with all of its debt covenants under the loan and security agreement.

Senior Term Loan – Gordmans, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, entered into a $45.0 million senior term loan on August 27, 2013, as amended effective June 9, 2014, to partially fund the $69.9 million special cash dividend declared in August 2013. The senior term loan has a maturity date of August 27, 2018, with payments of $0.3 million due on a quarterly basis from October 2014 through October 2015 and payments of $0.4 million due on a quarterly basis beginning in January 2016 through the maturity date, with the remaining principal due on the maturity date. The Company may repay at any time all or a portion of the outstanding principal amount, subject to a prepayment premium equal to 2% through the first anniversary of the amendment date and 1% in the second year after the amendment date (there is no prepayment premium after the second anniversary of the amendment date). The amended agreement includes a 1% increase in the interest rate should a minimum liquidity test, which is measured based on operating performance and a minimum fixed charge coverage ratio as defined in the agreement, not be met. As of November 1, 2014, the senior term loan carries an interest rate equal to the prime rate (subject to a floor of 3.25%) plus 5.25% or the LIBOR rate (subject to a floor of 1.5%) plus 7.0%, as selected by the Company. The interest rate at November 1, 2014 was 9.5%, which includes the 1% increase related to the minimum liquidity test for the prior quarter. The interest rate at November 2, 2013 was 8.5%.

The senior term loan is secured on a second lien basis by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement.

The senior term loan contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include indebtedness not to exceed $7,500,000 at any time to finance the acquisition of fixed assets, including capital lease obligations, borrowings under the revolving line of credit facility and other indebtedness not to exceed $15,000,000 in any fiscal year and $30,000,000 in the aggregate to finance the acquisition, construction or installation of equipment or fixtures at the Company’s retail store locations, distribution centers or corporate office. The senior term loan also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries. The exceptions to this covenant are substantially similar to the exceptions under the revolving line of credit facility. The senior term loan also contains financial covenants requiring the Company to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio, as well as limitations on the annual amount of capital expenditures. Should the Company default on any of its covenants, the lenders may demand that the outstanding balance of the senior term loan be immediately due and payable. As of November 1, 2014, the Company was in compliance with all of its debt covenants under the senior term loan and expects to be in compliance with the covenants for measurement dates occurring within the next twelve months.

Long-term Debt – Long-term debt consists of the following:

	November 1, 2014	February 1, 2014	November 2, 2013
Revolving line of credit facility	$5,846	$7,250	$15,691
Senior term loan	44,719	45,000	45,000
Capital lease obligations	859	—	—

Total long-term debt	51,424	52,250	60,691
Less current portion of long-term debt	(7,133)	(7,813)	(15,972)

Long-term debt, less current portion	$44,291	$44,437	$44,719

In the third quarter of fiscal 2014, the Company entered into two capital lease arrangements to finance the purchase of computer hardware and software. Payments of $7 thousand, including fixed interest at 3.75%, are due monthly through September 2019 and payments of $9 thousand, including fixed interest at 3.75%, are due monthly through September 2019.

At November 1, 2014, annual maturities of long-term debt during the next five fiscal years and thereafter were as follows:

Remainder of 2014	$321
2015	1,429
2016	1,857
2017	1,865
2018	45,826
After 2018	126

Total long-term debt	$51,424

Financial Instruments – Based on the borrowing rates currently available to the Company for debt with similar terms and the variable interest rate of the senior term loan, the fair value of the senior term loan approximates its carrying amount of $44.7 million at November 1, 2014. Fair value approximates the carrying value of balances outstanding on the revolving line of credit facility due to both the short-term nature of these borrowings and the variable interest rates of this agreement. For all other financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

E. LEASES

The Company has entered into short and long term operating lease agreements. These leases relate to retail store locations, the distribution centers and the corporate headquarters. The leases expire on various dates through the year 2029 with most of the leases containing renewal options. Leases for retail store locations typically have base lease terms of 10 years with one or more renewal periods, usually for five years. Certain retail store leases contain provisions for additional rent based on varying percentages of net sales. Leases for the second primary distribution center and the new corporate headquarters have base lease terms of 15 years. In the third quarter of fiscal 2014, the Company entered into capital lease arrangements for computer hardware and related software with a lease term of 5 years.

Future minimum lease payments under operating leases and future obligations under non-cancelable capital leases, by year, as of November 1, 2014 are as follows:

	Operating Leases	Capital Leases
Remainder of 2014	$13,483	$47
2015	53,958	192
2016	48,369	192
2017	45,046	192
2018	39,889	192
After 2018	164,316	127

Total minimum lease payments	$365,061	942

Less: capital lease amount representing interest		(83)

Present value of minimum lease payments		859
Less: current maturities of capital lease obligations		(162)

Noncurrent maturities of capital lease obligations		$697

F. SHARE BASED COMPENSATION

The Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. As of November 1, 2014, an aggregate of 4,573,086 shares of the Company’s common stock were available under the 2010 Plan, subject to adjustments for stock splits and other actions affecting the Company’s common stock. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years. Under the 2010 Plan, in the event of a dividend or other distribution other than regular cash dividends, recapitalization, or other transactions or events affecting the Company’s common stock, the Company must equitably adjust the number of shares of common stock subject to outstanding stock options and restricted stock and must adjust the exercise price of any outstanding stock options.

On August 26, 2013, the Company declared a special cash dividend of $69.9 million, or $3.60 per share, of which $69.7 million was paid during the thirty-nine weeks ended November 2, 2013. The remaining $0.2 million is being paid as the non-vested restricted stock eligible to receive the dividend becomes vested. Pursuant to the anti-dilution provisions of the 2010 Plan, the Company modified the exercise price of all outstanding stock options on the dividend date by reducing the exercise price of each non-qualified stock option by the dividend per share of $3.60 and the incentive stock options by $2.82 per share. In addition, pursuant to the 2010 Plan, the Company granted 77,195 shares of additional incentive stock options on September 24, 2013 to the existing holders of the incentive stock options to maintain the same intrinsic value of the awards both before and after the dividend payment, with the additional incentive stock options adopting the same vesting schedule as the original incentive stock options awarded. The Company compared the fair value of the original stock options immediately before the modifications to the fair value of the modified stock options immediately after the modifications to the awards and, as a result, no additional share-based compensation expense is required to be recognized over the remaining vesting periods of the stock options. There were no modifications to the restricted stock awards outstanding on the dividend date.

There were 2,097,000 shares of common stock available for future grants under the 2010 Plan at November 1, 2014.

A summary of restricted stock activity during the thirty-nine weeks ended November 1, 2014 is set forth in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, February 1, 2014	69,058	$15.63
Granted	183,200	4.23
Repurchased	(4,221)	3.61
Forfeited	(22,800)	17.85
Vested	(15,467)	8.30

Non-vested, November 1, 2014	209,770	$6.21

Restricted stock vests at varying rates of 25% per year over four years or 20% per year over five years as applicable. Unrecognized compensation expense on the restricted stock was $1.1 million at November 1, 2014, which is expected to be recognized over a period of 1.9 years. The total fair value of shares vested during the thirty-nine weeks ended November 1, 2014 was $0.1 million.

A summary of stock option activity during the thirty-nine weeks ended November 1, 2014 is set forth in the table below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (thousands)
Outstanding, February 1, 2014	990,353	$11.50
Granted	670,500	4.27
Forfeited	(427,070)	10.53

Outstanding, November 1, 2014	1,233,783	7.91	8.5 years	$—
Exercisable, November 1, 2014	302,296	12.22	7.0	—
Vested or expected to vest at November 1, 2014	1,083,742	7.89	8.5	—

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of November 1, 2014 and the option strike price. The stock price at November 1, 2014 was $3.15, which was below the weighted average exercise price for options outstanding, exercisable and vested or expected to vest at November 1, 2014.

The Company recorded a $0.2 million reduction to additional paid-in capital during the thirty-nine weeks ended November 1, 2014 for a tax shortfall related to the forfeiture of restricted stock and stock options and vesting of restricted stock during the period as there is sufficient cumulative excess tax benefit in the Company’s additional paid in capital. The tax shortfall was the result of the tax deduction being less than the cumulative book share-based compensation expense already recognized for such awards. The Company received $0.1 million of proceeds from the exercise of stock options during the thirty-nine weeks ended November 2, 2013, which is reflected as a financing cash inflow in the condensed consolidated statement of cash flows for the thirty-nine weeks ended November 2, 2013. The aggregate intrinsic value of stock options exercised during the thirty-nine weeks ended November 2, 2013 was $35 thousand. There were no stock option exercises during the thirty-nine weeks ended November 1, 2014.

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

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during the thirty-nine weeks ended November 1, 2014 are illustrated in the following table:

39 Weeks Ended November 1, 2014
Risk-free interest rate	2.0%
Dividend yield	2.0%
Expected volatility	36.0% – 40.0%
Expected life (years)	6.25
Weighted average fair value of options granted	$1.38

Stock options have ten-year contractual terms and vest at varying rates of either 20% per year over five years or 25% per year over four years as applicable. None of the stock options outstanding at November 1, 2014 were subject to performance or market-based vesting conditions. As of November 1, 2014, the unrecognized compensation expense on stock options was $1.8 million, which is expected to be recognized over a weighted average period of 2.3 years.

For the thirteen week periods ended November 1, 2014 and November 2, 2013, share-based compensation expense was $0.3 million and $0.3 million, respectively. For the thirty-nine week period ended November 1, 2014, the Company recorded a share-based compensation benefit of $0.5 million related to the forfeiture of unvested share-based awards granted to the Company’s former chief executive officer, who retired effective March 25, 2014, and the Company’s former chief merchandising officer, who retired effective May 28, 2014, and a $0.1 million benefit resulting from changes in the forfeiture rates used to measure share-based compensation expense based on actual historical and expected future forfeitures. The remaining share-based compensation expense for the thirty-nine weeks ended November 1, 2014 was $0.8 million. Share-based compensation expense was $1.0 million for the thirty-nine weeks ended November 2, 2013. Share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations.

G. EARNINGS / LOSS PER SHARE

The following is a reconciliation of the outstanding shares utilized in the computation of earnings / loss per share:

	13 Weeks Ended November 1, 2014	13 Weeks Ended November 2, 2013	39 Weeks Ended November 1, 2014	39 Weeks Ended November 2, 2013
Basic weighted average shares outstanding	19,362,749	19,307,499	19,358,354	19,268,957
Dilutive effect of non-vested stock and stock options	—	77,533	—	68,727

Diluted weighted average shares outstanding	19,362,749	19,385,032	19,358,354	19,337,684

The anti-dilutive effect of 1,211,044 and 1,068,039 stock options has been excluded from diluted weighted average shares outstanding for the thirteen and thirty-nine weeks ended November 1, 2014, respectively. There were 235,884 and 236,080 anti-dilutive stock options and non-vested stock excluded from diluted weighted average shares outstanding for the thirteen and thirty-nine weeks ended November 2, 2013, respectively.

H. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash investing and financing activities and other cash flow information:

	13 Weeks Ended November 1, 2014	13 Weeks Ended November 2, 2013	39 Weeks Ended November 1, 2014	39 Weeks Ended November 2, 2013
Non-cash investing and financing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$2,558	$4,141	$2,558	$4,141
Sales of property and equipment pursuant to sale-leaseback accounting	3,728	3,897	12,477	8,544
Dividends payable forfeited on unvested restricted stock	14	—	82	—
Purchases of equipment with capital lease commitments and financing arrangements	872	—	872	—
Other cash flow information:
Cash paid for interest, net	1,111	772	3,419	908
Cash paid (received) for income taxes, net	(3,592)	—	(3,505)	6,623

Sales of property and equipment pursuant to sale-leaseback accounting represents the amount of structural assets sold to the landlord at the completion of construction for which the Company was deemed the owner during the construction period, pursuant to sale-leaseback accounting, and for which no cash was received upon transfer of ownership.

I. RELATED PARTY DISCLOSURE

The Company has a services agreement with Sun Capital Partners Management V, LLC (“Sun Capital Management”), an affiliate of private equity firm Sun Capital Partners, Inc. (“Sun Capital”) to (1) reimburse Sun Capital Management for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital Management with customary indemnification for any such services. During the thirty-nine weeks ended November 1, 2014, the Company incurred fees of $62 thousand to Sun Capital Management under the terms of the services agreement. In addition, Sun Capital was reimbursed $0.3 million by the Company during the thirty-nine week period ended November 1, 2014 primarily for professional consulting services paid by Sun Capital and provided by an unrelated third party related to the search for a new chief executive officer.

J. SUBSEQUENT EVENTS

On November 14, 2014, the Company entered into an amendment to its revolving line of credit facility with Wells Fargo Bank, N.A. The amendment, among other things, waived the restriction associated with the $15.0 million prepayment of the senior term loan, provides a 0.25% increase in the interest rate for base rate advances and LIBOR rate advances during both seasonal and non-seasonal periods and introduced a minimum liquidity test, which is measured based on operating performance and a minimum fixed charge ratio as defined in the agreement. Should the minimum liquidity test not be met, minimum excess availability must be equal to or greater than $20.0 million, otherwise, minimum excess availability must be equal to the greater of 10% of the borrowing base or $6.0 million.

On November 14, 2014, the Company entered into a Second Amendment (the “amendment”) of its senior term loan. The amendment, among other things, removed the fixed charge coverage ratio covenant, revised the leverage ratio covenant for measurement dates occurring after the third quarter of fiscal 2014 through the maturity date and revised the minimum liquidity test to require minimum availability under the revolving line of credit facility based on a minimum fixed charge coverage ratio. On November 17, 2014, the Company paid $15.0 million of the remaining $44.7 million principal due on the senior term loan using cash from borrowings under its revolving line of credit facility.

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

Executive Overview

Gordmans is an everyday value price department store retailer featuring a large selection of the latest brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel for all ages, accessories (including fragrances), footwear and home fashions. The origins of Gordmans date back to 1915, and as of November 1, 2014, we operated 98 stores in 21 states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

We opened six new stores during the thirty-nine weeks ended November 1, 2014 in five new markets, including two new states, and one existing market, of which one new store was opened during the third quarter of fiscal 2014, compared to opening ten new stores in six new markets and two existing markets during the thirty-nine weeks ended November 2, 2013, of which three new stores were opened during the third quarter of fiscal 2013. We relocated one existing store and closed two existing stores during the thirty-nine weeks ended November 1, 2014. We also opened our second primary distribution center at the end of the second quarter of fiscal 2014.

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

Overview

The net loss for the thirteen and thirty-nine week periods ended November 1, 2014 was $1.9 million and $5.8 million, respectively, as compared to net income of $1.1 million and $5.3 million, respectively, for the thirteen and thirty-nine week periods ended November 2, 2013. The decrease in earnings was primarily due to a decrease in comparable store sales, a decrease in gross profit margin and higher selling, general and administrative expenses, partially offset by higher net sales attributable to new stores. Below is a summary of our financial results for the thirteen and thirty-nine week periods ended November 1, 2014.

•	Net sales decreased 3.1% for the thirteen weeks ended November 1, 2014 compared to the thirteen week period ended November 2, 2013 and increased 2.7% for the thirty-nine weeks ended November 1, 2014 as compared to the thirty-nine week period ended November 2, 2013. Higher net sales were driven by an increase in non-comparable store sales due to the addition of ten new stores in fiscal year 2013, three of which opened in the third quarter and second half of fiscal 2013, and the six new stores opened during the thirty-nine weeks ended November 1, 2014, one of which opened in the third quarter of fiscal 2014. Comparable store sales decreased 7.8% and 5.9%, respectively, for the thirteen and thirty-nine weeks ended November 1, 2014 as compared to the prior year comparable store sales decreases of 6.1% and 6.5%, respectively, for the thirteen and thirty-nine weeks ended November 2, 2013. To improve our recent comparable store sales trend, we are working on a number of initiatives, including several merchandising strategies focused on injecting breadth and diversity and opportunistic purchasing into our product selection, improving sales conversion at the store level and modifying our marketing strategy to reduce overlapping promotions, increase email advertising, increase the size of our email database and focus our marketing message in all of our advertising mediums more directly on our merchandise and value proposition in an effort to increase store traffic. We are also working on the launch of eCommerce in fiscal 2015 to attract new guests and drive traffic into our stores.

•	Gross profit margin decreased 40 basis points in the thirteen weeks ended November 1, 2014 and 70 basis points in the thirty-nine weeks ended November 1, 2014 as compared to the same periods last year primarily as a result of a lower mark-up on merchandise purchases and higher markdowns taken primarily in the second quarter to address our aged clearance inventory levels strained by our recent poor sales performance. Overall, however, the markdown rate for the thirteen and thirty-nine week periods ended November 1, 2014 was lower than last year.

•	Higher selling, general and administrative expenses were primarily attributable to the ten new stores opened in fiscal 2013, three of which opened in the third quarter and second half of fiscal 2013, and the six new stores opened during the thirty-nine weeks ended November 1, 2014, as well as the second primary distribution center we opened in the second quarter of fiscal 2014 and our new corporate headquarters we moved into in the first quarter of fiscal 2014.

Basis of Presentation and Results of Operations

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. Fiscal years 2014 and 2013 represent fifty-two week years ending January 31, 2015 and ended February 1, 2014, respectively. All references to fiscal years are to the calendar year in which the fiscal year begins. The thirteen weeks ended November 1, 2014 and the thirteen weeks ended November 2, 2013 represent the third quarters of fiscal 2014 and fiscal 2013, respectively. The thirty-nine weeks ended November 1, 2014 and the thirty-nine weeks ended November 2, 2013 represent the first three quarters of fiscal 2014 and fiscal 2013, respectively.

The table below sets forth the consolidated statements of operations data for the periods presented (in thousands):

	13 Weeks Ended November 1, 2014	13 Weeks Ended November 2, 2013	39 Weeks Ended November 1, 2014	39 Weeks Ended November 2, 2013
Statements of Operation Data:
Net sales	$146,653	$151,333	$430,714	$419,536
License fees from leased departments	2,284	2,157	6,445	5,846
Cost of sales	(84,525)	(86,452)	(249,643)	(240,133)

Gross profit	64,412	67,038	187,516	185,249
Selling, general and administrative expenses	(66,468)	(64,560)	(193,320)	(175,833)

Income / (loss) from operations	(2,056)	2,478	(5,804)	9,416
Interest expense, net	(1,350)	(892)	(3,888)	(1,130)

Income / (loss) before taxes	(3,406)	1,586	(9,692)	8,286
Income tax (expense) / benefit	1,555	(487)	3,920	(3,005)

Net income / (loss)	$(1,851)	$1,099	$(5,772)	$5,281

The table below sets forth the components of the consolidated statements of operations as a percentage of net sales:

	13 Weeks Ended November 1, 2014 (1)	13 Weeks Ended November 2, 2013 (1)	39 Weeks Ended November 1, 2014 (1)	39 Weeks Ended November 2, 2013 (1)
Net sales	100.0%	100.0%	100.0%	100.0%
License fees from leased departments	1.6	1.4	1.5	1.4
Cost of sales	(57.6)	(57.1)	(58.0)	(57.2)

Gross profit	43.9	44.3	43.5	44.2
Selling, general and administrative expenses	(45.3)	(42.7)	(44.9)	(41.9)

Income / (loss) from operations	(1.4)	1.6	(1.3)	2.2
Interest expense, net	(0.9)	(0.6)	(0.9)	(0.3)

Income / (loss) before taxes	(2.3)	1.0	(2.3)	2.0
Income tax (expense) / benefit	1.1	(0.3)	0.9	(0.7)

Net income / (loss)	(1.3)%	0.7%	(1.3)%	1.3%

(1)	Percentages may not foot due to rounding.

Thirteen Weeks Ended November 1, 2014 Compared to Thirteen Weeks Ended November 2, 2013

Net Sales

Net sales for the thirteen weeks ended November 1, 2014 decreased $4.7 million, or 3.1%, to $146.7 million as compared to $151.3 million for the thirteen weeks ended November 2, 2013. This decrease was primarily the result of a $10.8 million, or 7.8%, comparable store sales decrease. The comparable store sales decrease was primarily due to a mid-single digit decrease in comparable transactions, which represents our measure for guest traffic, as well as a low single digit decrease in the average sale per transaction. The comparable store sales decrease was partially offset by a $6.1 million increase in non-comparable store sales due to the opening of three new stores in the second half of fiscal 2013, all of which opened in the third quarter of fiscal 2013, and the opening of six new stores in the first three quarters of fiscal 2014, including one new store opened in the third quarter of fiscal 2014. From a major merchandising category perspective, Apparel experienced a mid-single digit comparable store sales decrease for the thirteen weeks ended November 1, 2014 compared to the thirteen weeks ended November 2, 2013, while Accessories (including Fragrances) experienced a high single digit comparable store sales decrease for the quarter and Home Fashions experienced a low double digit comparable store sales decrease for the quarter.

The 7.8% comparable store sales decrease we experienced in the third quarter of fiscal 2014 compares to the 6.8% and 2.7% comparable store sales decreases we experienced in the second quarter and first quarter of fiscal 2014, respectively, and the 6.1% comparable store sales decrease we incurred in the third quarter of fiscal 2013. We believe that the decline in comparable store sales is primarily the result of a decline in store traffic, which we believe was related to our merchandise selection and pricing strategies. We believe initiatives, such as the company-wide launch of our guest loyalty program in fiscal 2013, and fiscal 2014 initiatives we are currently working on, including several merchandising sales growth strategies focused on injecting breadth and diversity and opportunistic purchasing into our product selection across a number of our Apparel and Home Fashions businesses and revitalizing the presentation of merchandise and the shopping experience for our guests, combined with the addition of several talented associates to our merchandising and stores leadership teams and changes in our marketing message to focus on our merchandise and our value proposition, will lead to improved comparable store sales performance in the near future. In addition, we are working towards the launch of eCommerce in fiscal 2015 as an additional channel to service our guests, as we view this as a significant opportunity to attract additional guests and drive traffic into our stores in concert with our guest loyalty program.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for the thirteen weeks ended November 1, 2014 increased $0.1 million, or 5.9%, to $2.3 million as compared to $2.2 million for the thirteen weeks ended November 2, 2013 primarily due to new store growth.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirteen weeks ended November 1, 2014 decreased $2.6 million, or 3.9%, to $64.4 million as compared to $67.0 million for the thirteen weeks ended November 2, 2013. Gross profit margin decreased 40 basis points to 43.9% of net sales as compared to 44.3% of net sales for the third quarter of 2013. This decrease was primarily due to a lower mark-up on merchandise purchases (80 bps), as well as higher shrink and inventory obsolescence reserves. Markdowns were 40 bps lower in the third quarter compared to the same period last year primarily due to taking additional markdowns in the second quarter to address our aged clearance inventory levels strained by our poor sales performance. We believe that these additional markdowns and our improved inventory position and content will lead to improved gross margin performance in the fourth quarter of the year compared to the fourth quarter of the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended November 1, 2014 increased $1.9 million, or 3.0%, to $66.5 million as compared to $64.6 million for the thirteen weeks ended November 2, 2013. As a percentage of net sales, selling, general and administrative expenses increased to 45.3% as compared to 42.7% for the third quarter of 2013, a 260 bps increase. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher store level expenses and higher distribution center expenses associated with a decrease in comparable store sales, higher depreciation expense, higher distribution center payroll due to volume and the transition to a multi-distribution center environment and higher marketing expenses for new stores.

A $1.3 million increase in distribution center expenses was primarily the result of higher rent and utilities and management payroll expenses of $0.7 million associated with the second primary distribution center that opened at the end of the second quarter of fiscal 2014, higher payroll expenses of $0.3 million associated with an increase in merchandise receipts and logistics inefficiencies associated with the transition to a multi-distribution center environment and higher delivery charges of $0.3 million associated with lower capitalized freight than the prior quarter due to lower inventory levels and lower average delivery charges as a percentage of inventory receipts during the quarter, partially offset by lower delivery charges of $0.2 million resulting from lower mileage and fewer loads compared to the same period last year. Distribution center expenses were 5.3% of net sales in the third quarter of fiscal 2014 as compared to 4.3% of net sales in the third quarter of fiscal 2013, a 100 basis point increase, primarily resulting from higher rent and utilities expenses, higher payroll expenses and charges associated with lower capitalized freight, as well as deleveraging associated with the decrease in comparable store sales.

Depreciation and amortization expenses increased $1.0 million, or 80 basis points as a percentage of net sales, in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 due to increased property additions associated with the new distribution center, the new corporate headquarters, new store openings and investments in upgrading our information technology systems.

Advertising expenses increased $0.7 million in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 primarily due to higher preprint expenses and higher marketing expenses for new stores, partially offset by lower television expenses. We have refined our marketing efforts in fiscal 2014 to help increase traffic in our stores to drive comparable store sales. Advertising expenses were 3.3% of net sales in the third quarter of fiscal 2014 as compared to 2.8% in the third quarter of fiscal 2013, a 50 bps increase, primarily resulting from marketing expenses for new stores and the timing of our advertising spend, as we spent more in the third quarter and second quarter of fiscal 2014 as compared to last year but plan to spend less in the fourth quarter this year as compared to the same period last year, as well as deleveraging associated with the decrease in comparable store sales.

Store expenses increased $0.5 million in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 primarily due to increased rent and real estate, maintenance and utilities expenses associated with the three new stores opened in the last six months of fiscal 2013 and the six new stores opened in the first three quarters of fiscal 2014. In addition, we recorded a $0.3 million loss on the retirement of store fixtures that were replaced in the third quarter. These increases were partially offset by lower store payroll expenses associated with the decrease in comparable store sales and lower benefit expenses due to lower health insurance claims. Store expenses were 28.1% of net sales in the third quarter of fiscal 2014 as compared to 26.9% of net sales in the third quarter of fiscal 2013, a 120 basis point increase, primarily resulting from higher rent and real estate, maintenance and utilities expenses as a percentage of net sales associated with a decrease in comparable store sales, as well as the loss on the retirement of store fixtures in the third quarter.

Pre-opening and closing expenses decreased $0.9 million, or 60 basis points as a percentage of net sales, in the third quarter of fiscal 2014 primarily due to the opening of one new store in the third quarter of fiscal 2014 as compared to the three new stores opened in the third quarter of fiscal 2013.

Corporate expenses decreased $0.8 million in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 primarily due to lower information technology costs, primarily professional services, of which $0.4 million related to a reduction in support cost for our enterprise merchandise system that was implemented in 2012 and lower stores and corporate recruiting and relocation costs of $0.3 million. Corporate expenses were 6.0% of net sales in the third quarter of fiscal 2014 as compared to 6.3% of net sales in the third quarter of fiscal 2013, a 30 basis point decrease, primarily resulting from lower information technology costs and lower recruiting and relocation costs, partially offset by higher rent expenses and higher payroll costs as a percentage of net sales associated with a decrease in comparable store sales.

Interest Expense, Net

Interest expense, net for the third quarter of fiscal 2014 increased $0.5 million to $1.4 million compared to $0.9 million for the thirteen weeks ended November 2, 2013. This increase was primarily the result of interest expense, including the amortization of deferred financing fees, related to the $45.0 million senior term loan that we entered into on August 27, 2013, as interest was paid on the senior term loan for all of the third quarter of 2014 compared to just over two months in the third quarter of 2013. The increase was also due to an increase in average borrowings on the revolving line of credit from $4.0 million during the third quarter of fiscal 2013 to $6.7 million during the third quarter of fiscal 2014.

Income / (Loss) before Taxes

The loss before taxes for the third quarter of fiscal 2014 was $3.4 million compared to income before taxes of $1.6 million in the third quarter of fiscal 2013. As a percentage of net sales, the loss before taxes was (2.3%) for the third quarter of fiscal 2014 compared to income before taxes of 1.0% for the third quarter of fiscal 2013.

Income Tax (Expense) / Benefit

The income tax benefit for the thirteen weeks ended November 1, 2014 was $1.6 million compared to income tax expense of $0.5 million for the thirteen weeks ended November 2, 2013. The effective income tax rate for the third quarter of fiscal 2014 was 45.7% compared to the effective income tax rate of 30.7% for the third quarter of fiscal 2013. During the third quarter of fiscal 2014, the estimated effective income tax rate for fiscal 2014 was increased from 37.6% to 40.5%. During the third quarter of fiscal 2013, the estimated effective income tax rate for fiscal 2013 was lowered from 37.5% to 36.3%. The effective rate differed from the federal enacted rate of 35% primarily due to federal tax credits and state taxes, net of federal benefits.

Net Income / (Loss)

Net income / (loss) for the third quarter of fiscal 2014 decreased $3.0 million to a net loss of $1.9 million compared to net income of $1.1 million for the third quarter of fiscal 2013. As a percentage of net sales, the net loss was (1.3%) for the third quarter of fiscal 2014 compared to net income of 0.7% for the third quarter of fiscal 2013. The decrease in net income / (loss) as a percentage of net sales resulted primarily from the 7.8% comparable store sales decrease, the 40 basis point decrease in gross profit margin and the increase in selling, general and administrative expenses primarily associated with our new store growth, partially offset by net sales attributable to new stores.

Thirty-nine Weeks Ended November 1, 2014 Compared to Thirty-nine Weeks Ended November 2, 2013

Net Sales

Net sales for the thirty-nine weeks ended November 1, 2014 increased $11.2 million, or 2.7%, to $430.7 million as compared to $419.5 million for the thirty-nine weeks ended November 2, 2013. This increase was the result of a $34.3 million increase in non-comparable store sales due to the addition of ten new stores in fiscal 2013, all of which opened during the first nine months of fiscal 2013, and the opening of six new stores during the first nine months of fiscal 2014, one of which opened in the third quarter of fiscal 2014. Comparable store sales decreased $23.1 million, or 5.9%, due to a mid-single digit decrease in comparable transactions, which represents our measure for guest traffic, partially offset by a low single digit increase in the average sale per transaction. We rolled out our guest loyalty program to all stores in May 2013, which contributed to an improvement in the average sale per transaction in the first three quarters of fiscal 2014. From a major merchandising category perspective, Apparel, Accessories (including Fragrances) and Home Fashions all experienced a mid-single digit comparable store sales decrease for the thirty-nine weeks ended November 1, 2014 compared to the thirty-nine weeks ended November 2, 2013.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for the thirty-nine weeks ended November 1, 2014 increased $0.6 million, or 10.2%, to $6.4 million as compared to $5.8 million for the thirty-nine weeks ended November 2, 2013 primarily due to new store growth.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirty-nine weeks ended November 1, 2014 increased $2.3 million, or 1.2%, to $187.5 million as compared to $185.2 million for the thirty-nine weeks ended November 2, 2013. Gross profit margin decreased 70 basis points to 43.5% of net sales as compared to 44.2% of net sales for the thirty-nine weeks ended November 2, 2013. The 70 basis point decrease was primarily due to a decrease in our mark-up on merchandise purchases. We experienced a slight overall improvement in markdowns as a percentage of net sales for the thirty-nine weeks ended November 1, 2014 due to our stronger inventory level and content after additional markdowns were taken in the second quarter to address our aged clearance inventory levels strained by our poor sales performance.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirty-nine weeks ended November 1, 2014 increased $17.5 million, or 9.9%, to $193.3 million as compared to $175.8 million for the thirty-nine weeks ended November 2, 2013. As a percentage of net sales, selling, general and administrative expenses increased to 44.9% as compared to 41.9% for the first three quarters of 2013, a 300 basis point increase. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher store level expenses, higher distribution center expenses and higher corporate expenses associated with a decrease in comparable store sales, as well as higher depreciation expense. Distribution center expenses were also impacted by higher rent and management payroll expenses associated with the second distribution center, delivery charges associated with lower capitalized freight and higher payroll expenses. Corporate expenses were also impacted by non-recurring compensation costs related to the retirement of our former Chief Executive Officer (“CEO”) and our former Chief Merchandising Officer (“CMO”) during the first half of fiscal 2014 and the hiring of a new CEO in the third quarter of fiscal 2014.

Store expenses increased $7.0 million in the first three quarters of fiscal 2014 as compared to the first three quarters of fiscal 2013 primarily due to increased rent and real estate, maintenance, payroll and benefits and utilities expenses associated with new store growth. Store expenses were 27.7% of net sales in the first three quarters of fiscal 2014 as compared to 26.7% of net sales in the first three quarters of fiscal 2013, a 100 basis point increase, primarily resulting from higher rent and real estate and higher maintenance expenses as a percentage of net sales associated with a decrease in comparable store sales and the $0.3 million loss on the retirement of store fixtures that were replaced in the third quarter.

The $3.7 million increase in distribution center expenses was primarily the result of higher rent and utilities expenses of $1.5 million associated with the second primary distribution center that opened at the end of the second quarter of fiscal 2014, higher delivery charges of $1.0 million associated with lower capitalized freight due to lower inventory levels and lower average delivery charges as a percentage of inventory receipts during the first three quarters of fiscal 2014, and higher payroll and benefit expenses of $1.0 million associated with the second primary distribution center, temporary labor to process receipts and logistics inefficiencies associated with the transition to a multi-distribution center environment. Distribution center expenses were 4.7% of net sales in the first three quarters of fiscal 2014 as compared to 3.9% of net sales in the first three quarters of fiscal 2013, an 80 basis point increase, primarily resulting from higher rent and management payroll expenses associated with the second distribution center, charges associated with lower capitalized freight and higher payroll expenses, as well as deleveraging associated with the decrease in comparable store sales.

Corporate expenses increased $3.2 million in the first three quarters of fiscal 2014 as compared to the first three quarters of fiscal 2013 primarily due to expenses of $1.4 million associated with the retirement of our former CEO in the first quarter and our former CMO in the second quarter and the hiring of our new CEO in the third quarter of fiscal 2014, as well as a $0.9 million increase in rent expenses associated with the move to our new corporate headquarters in the first quarter of fiscal 2014. Payroll costs increased $0.6 million for the addition of new staff positions to support our growth and merit compensation increases, partially offset by a decrease in share-based compensation expense associated with the former CEO’s and CMO’s separations in the first three quarters of fiscal 2014 and a change in the estimated forfeiture rate of share-based awards in the first quarter of fiscal 2014 due to higher actual forfeiture rates than estimated. Benefit expenses were higher by $0.4 million primarily due to higher health insurance claims and matching contributions to our 401(k) savings plan, which was suspended in fiscal 2013 but reinstated in fiscal 2014. Corporate expenses were 6.8% of net sales in the first three quarters of fiscal 2014 as compared to 6.2% of net sales in the first three quarters of fiscal 2013, a 60 basis point increase, primarily resulting from expenses associated with our former CEO’s and CMO’s separations and the hiring of our new CEO, higher rent expenses and higher benefit expenses as a percentage of net sales associated with a decrease in comparable store sales.

Depreciation and amortization expenses increased $2.5 million, or 50 basis points as a percentage of net sales, in the first three quarters of fiscal 2014 as compared to the first three quarters of fiscal 2013 due to increased property additions associated with new store openings, the new distribution center, the new corporate headquarters and investments in upgrading our information technology systems.

Advertising expenses increased $1.2 million in the first three quarters of fiscal 2014 as compared to the first three quarters of fiscal 2013 primarily due to higher preprint expenses and higher marketing expenses for new stores, partially offset by lower television expenses. We have refined our marketing efforts in fiscal 2014 to help increase traffic in our stores and to drive comparable store sales. Advertising expenses were 2.7% of net sales in the first three quarters of fiscal 2014 as compared to 2.5% of net sales in the first three quarters of fiscal 2013, a 20 basis point increase, associated with a decrease in comparable store sales and the timing of our advertising spend, as we plan to spend less in the fourth quarter this year compared to the same period last year.

Pre-opening and closing expenses decreased $0.2 million, or 10 basis points as a percentage of net sales, in the first three quarters of fiscal 2014 compared to the first three quarters of fiscal 2013. This decrease was primarily the result of opening six new stores and relocating an existing store in the first three months of fiscal 2014 and closing two existing stores in the first three quarters as compared to the ten new stores opened in the first three quarters of fiscal 2013 and no store closings in the first three quarters of fiscal 2013. We also incurred pre-opening expenses in the first three quarters of fiscal 2014 associated with the second primary distribution center, which opened at the end of the second quarter of fiscal 2014.

Interest Expense

Interest expense, net for the first three quarters of fiscal 2014 increased $2.8 million to $3.9 million compared to $1.1 million for the first three quarters of fiscal 2013. This increase was primarily the result of interest expense, including the amortization of deferred financing fees, related to the $45.0 million senior term loan that we entered into on August 27, 2013 and amended on June 9, 2014, as well as an increase in average borrowings on the revolving line of credit from $1.3 million during the first three quarters of fiscal 2013 to $8.2 million during the first three quarters of fiscal 2014.

Income / (Loss) before Taxes

The loss before taxes for the first three quarters of fiscal 2014 was $9.7 million compared to income before taxes of $8.3 million in the first three quarters of fiscal 2013. As a percentage of net sales, the loss before taxes was (2.3%) of net sales for the first three quarters of fiscal 2014 compared to income before taxes of 2.0% of net sales for the first three quarters of fiscal 2013.

Income Tax (Expense) / Benefit

The income tax benefit for the thirty-nine weeks ended November 1, 2014 was $3.9 million compared to income tax expense of $3.0 million for the thirty-nine weeks ended November 2, 2013. The effective income tax rate for the first three quarters of fiscal 2014 was 40.5% compared to an effective rate of 36.3% for the first three quarters of fiscal 2013. During the third quarter of fiscal 2014, the estimated effective income tax expense rate for fiscal 2014 was increased from 37.6% to 40.5%. The effective rate differed from the federal enacted rate of 35% primarily due to federal tax credits and state taxes, net of federal benefits.

Net Income / (Loss)

Net income / (loss) for the first three quarters of fiscal 2014 decreased $11.1 million to a net loss of $5.8 million compared to net income of $5.3 million for the first three quarters of fiscal 2013. As a percentage of net sales, the net loss was (1.3%) of net sales for the first three quarters of fiscal 2014 compared to net income of 1.3% of net sales for the first three quarters of fiscal 2013. The decrease in net income / (loss) as a percentage of net sales resulted primarily from the 5.9% comparable store sales decrease, the 70 basis point decrease in gross profit margin and the increase in selling, general and administrative expenses associated with our new store growth, partially offset by net sales attributable to new stores.

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

Our working capital at November 1, 2014 decreased $18.0 million, or 41.0%, to $25.8 million compared to working capital of $43.8 million at February 1, 2014. Working capital was $46.9 million at November 2, 2013. The decrease in working capital from February 1, 2014 to November 1, 2014 primarily resulted from an increase in accounts payable due to seasonality of the holiday inventory increase, enhanced cash management and new store growth in concert with a decrease in merchandise inventories on a comparable and average store basis as part of our strategy to drive comparable store sales by injecting breadth and diversity into our product selection.

On August 26, 2013, the Company’s board of directors approved and the Company declared a $69.9 million, or $3.60 per share of common stock, special cash dividend. To fund a portion of the special cash dividend payment, the Company entered into a $45.0 million senior term loan on August 27, 2013, which was amended on June 9, 2014 and November 14, 2014, with a maturity date of August 27, 2018. The Company paid down $15.0 million of principal on the senior term loan on November 17, 2014 with borrowings under our revolving line of credit facility. The majority of the remaining principal is due on the maturity date, with quarterly principal payments due through the maturity date. The senior term loan contains an early payment provision exercisable at the Company’s option, pursuant to which the Company may repay all or a portion of the outstanding principal amount at any time, subject to a prepayment penalty for any prepayments made during the first two years from the date of the amended agreement. The remainder of the special cash dividend payment was partially funded by cash from operations, and principal payments on the senior term loan are funded by cash from operations and, if necessary, borrowings under the $80.0 million revolving line of credit facility, which expires on August 27, 2018. Failure to comply with the agreement’s covenants could result in the outstanding balance being called by the lender.

There was $5.8 million of borrowings outstanding under our revolving line of credit facility at November 1, 2014, as compared to $7.3 million and $15.7 million of borrowings outstanding under our revolving line of credit facility at February 1, 2014 and November 2, 2013, respectively. Cash and cash equivalents were $12.4 million, $5.8 million and $9.3 million at November 1, 2014, February 1, 2014 and November 2, 2013, respectively. Net cash provided by operating activities was $35.0 million for the thirty-nine weeks ended November 1, 2014 compared to $4.7 million for the thirty-nine weeks ended November 2, 2013. Average borrowings under our revolving line of credit facility increased to $8.2 million for the first three quarters of fiscal 2014 from $1.3 million in the first three quarters of fiscal 2013, in part due to the portion of the $69.9 million special cash dividend declared on August 26, 2013 that was funded by cash from operations. The largest amount borrowed at one time during the first three quarters of fiscal 2014 was $22.9 million, while the largest amount borrowed under our revolving line of credit facility during the first three quarters of fiscal 2013 was $15.7 million, which occurred during the third quarter of fiscal 2013 after the special cash dividend payment. Availability under our revolving line of credit facility increased 25.0% to $67.0 million at November 1, 2014 compared to $53.8 million at February 1, 2014. Availability under our revolving line of credit facility was $63.6 million at November 2, 2013. Stockholders’ equity was $36.0 million as of November 1, 2014 compared to $41.8 million as of February 1, 2014 and $38.8 million at November 2, 2013.

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

Capital Expenditures

Net capital expenditures during the thirty-nine weeks ended November 1, 2014 and November 2, 2013 were $26.2 million and $25.1 million, respectively. Net capital expenditures were comprised of the following (in thousands):

	39 Weeks Ended November 1, 2014	39 Weeks Ended November 2, 2013
Recurring capital expenditures
New and existing stores	$28,636	$27,830
Technology-related investments	3,604	2,747
Existing distribution center improvements	169	276
Non-recurring capital expenditures
Second distribution center	7,204	9,976
New corporate office	2,435	638

Gross capital expenditures	42,048	41,467
Less: Proceeds from sale-leaseback transactions	(15,849)	(16,390)

Net capital expenditures	$26,199	$25,077

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	39 Weeks Ended November 1, 2014	39 Weeks Ended November 2, 2013
Cash flows provided by operating activities	$35,004	$4,666
Cash flows used in investing activities	(26,103)	(25,077)
Cash flows used in financing activities	(2,243)	(11,106)

Increase (Decrease) in cash and cash equivalents	6,658	(31,517)
Cash and cash equivalents at beginning of period	5,759	40,824

Cash and cash equivalents at end of period	$12,417	$9,307

Cash Flows from Operating Activities

Net cash provided by operating activities in the thirty-nine weeks ended November 1, 2014 was $35.0 million, which included the net loss of $5.8 million and noncash charges of $10.7 million comprised of depreciation and amortization expense of $9.6 million, amortization of deferred financing fees of $0.4 million, a loss on the retirement/disposal of property and equipment of $0.3 million, changes in deferred income taxes of $0.4 million, share-based compensation expense of $0.1 million and a reduction to noncash charges of $0.2 million for a deferred tax asset shortfall related to share-based compensation. Net cash provided by operating activities in the thirty-nine weeks ended November 1, 2014 were favorably impacted by an increase in accounts payable of $77.0 million related to seasonality of merchandise inventory build, enhanced cash management and new store growth and an increase of $6.7 million in accrued expenses primarily due to the second primary distribution center that opened at the end of the second quarter of fiscal 2014, an increase in new store activity for the ten new stores opened in fiscal 2013 and the six new stores opened and one store relocated in the first three quarters of fiscal 2014, and guest loyalty rewards earned but not redeemed as the number of loyalty guests continues to grow significantly since the launch of the program in May 2013. Net cash provided by operating activities was also favorably impacted by a $1.5 million increase in deferred rent associated with new store growth and a $1.0 million decrease in income taxes receivable, landlord receivable and accounts receivable related to a $3.6 million federal income tax refund received in the third quarter and amounts received from landlords for new stores, partially offset by the income tax benefit for the first three quarters of fiscal 2014. These increases in operating cash flows for the thirty-nine weeks ended November 1, 2014 were partially offset by cash used to increase inventory of $55.7 million for the peak holiday season and for the six new stores opened and one store relocated in the first three quarters of fiscal 2014, net of a decrease in comparable store merchandise inventory levels resulting from our inventory recalibration efforts and our strategy of having fresh, diverse merchandise receipts to drive comparable store sales in the fourth quarter of fiscal 2014 million. These increases were also partially offset by a $0.2 million increase in other assets and a $0.1 million increase in prepaid expenses and other current assets.

Net cash provided by operating activities in the thirty-nine weeks ended November 2, 2013 was $4.7 million, which included net income of $5.3 million and noncash charges of $8.6 million comprised of depreciation and amortization expense of $7.1 million, share-based compensation expense of $1.0 million, amortization of deferred financing fees of $0.3 million and $0.2 million of changes in deferred income taxes. Net cash provided by operating activities in the thirty-nine weeks ended November 2, 2013 were favorably impacted by an increase in accounts payable primarily related to inventory purchases of $55.3 million heading into the peak holiday season and due to the ten new stores opened during the first three quarters of fiscal 2013 and a $7.2 million increase in accrued expenses primarily due to an increase in new store activity for the ten new stores opened in the first three quarters of fiscal 2013, as well as furniture, fixtures and equipment related to our second primary distribution center opening in mid-2014 and our new corporate headquarters, and an increase in accrued payroll due to the timing of pay periods. Net cash provided by operating activities were also favorably impacted by a $4.8 million increase in deferred rent associated with new store growth. These increases in operating cash flows for the thirty-nine weeks ended November 2, 2013 were partially offset by cash used to increase inventory of $71.3 million for the peak holiday season and for the ten new stores opened in the first three quarters of fiscal 2013, a $3.2 million increase in prepaid expenses and other current assets related to new store growth, prepaid marketing for the fourth quarter and the timing of insurance renewals, a $1.3 million increase in accounts, landlord and income taxes receivable primarily due to a $3.9 million increase in income taxes receivable and a $0.5 million increase in accounts receivable, partially offset by a $3.0 million decrease in landlord receivables, and a $0.7 million increase in other assets.

Cash Flows from Investing Activities

Net cash used in investing activities in the thirty-nine weeks ended November 1, 2014 and November 2, 2013 was $26.1 million and $25.1 million, respectively. Cash of $42.0 million and $41.5 million was used for purchases of property and equipment during the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. The increase in cash used in investing activities is primarily due to the increase in cash invested in furniture, fixtures and equipment related to our new corporate headquarters, which increased to $2.4 million in the first three quarters of fiscal 2014 when we moved into the new corporate office as compared to $0.6 million in the first three quarters of fiscal 2013. Investments in information technology equipment and software during the thirty-nine weeks ended November 1, 2014 was $3.6 million compared to $2.7 million during the thirty-nine weeks ended November 2, 2013, with the increase primarily relating to technology improvements made in our retail stores in the first three quarters of fiscal 2014. Cash of $28.6 million was invested in new and existing stores during the first three quarters of fiscal 2014. Of the $28.6 million, $23.9 million was invested in the six new stores opened and one store relocated during the thirty-nine weeks ended November 1, 2014 while the remaining $4.7 million was used for fixtures and store improvements for existing stores. This compares to $27.8 million for store investments during the thirty-nine weeks ended November 2, 2013, of which $22.2 million was invested in the ten new stores opened during the thirty-nine weeks ended November 2, 2013 while the remaining $5.6 million was used for fixtures and store improvements for existing stores. Of the six new stores opened and one store relocated during the thirty-nine weeks ended November 1, 2014, the landlord incurred and paid for all construction costs during the construction period for two of the stores, resulting in five new stores for which the Company incurred and paid for the construction costs during the construction period. Of the ten new stores opened in the thirty-nine weeks ended November 2, 2013, the landlord incurred and paid for all construction costs during the construction period for five of the stores, resulting in five new stores for which the Company incurred and paid for the construction costs during the construction period. As a result, the increase in cash invested in new and existing stores primarily relates to $2.6 million spent in the first three quarters of fiscal 2014 for new stores opening in 2015, while the first three quarters of fiscal 2013 included $1.2 million for stores that opened in fiscal 2014.

The increase in cash invested in new and existing stores for the first nine months of fiscal 2014 was partially offset by a decrease in cash invested in the second primary distribution center that opened in the second quarter of fiscal 2014, which decreased from $10.0 million in the first three quarters of fiscal 2013 when construction of the second distribution center began to $7.2 million in the first three quarters of fiscal 2014. Existing distribution center improvements also decreased from $0.3 million in the first three quarters of fiscal 2013 to $0.2 million in the first three quarters in fiscal 2014.

Proceeds from sale-leaseback transactions were $15.8 million and $16.4 million for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively, where the Company was deemed the accounting owner of the property and equipment during the new store construction period pursuant to the underlying lease agreement.

Net cash used in investing activities in the thirty-nine weeks ended November 1, 2014 also includes $0.1 million of cash received primarily on the sale of store fixtures that were replaced during the period. Insurance proceeds of $39 thousand were received in the thirty-nine weeks ended November 1, 2014 related to casualty claims for damages to an existing store.

Cash Flows from Financing Activities

Net cash used in financing activities in the thirty-nine weeks ended November 1, 2014 and November 2, 2013 was $2.2 million and $11.1 million, respectively. To fund a portion of the $69.9 million, or $3.60 per share, special cash dividend declared on August 26, 2013, of which $69.7 million was paid in September 2013, the Company received cash from a $45.0 million senior term loan entered into on August 27, 2013. Dividends of $0.1 million were paid on restricted stock that vested in the first three quarters of fiscal 2014 related to the special cash dividend declared in August 2013. Borrowings and repayments on the revolving line of credit facility were $146.6 million and $148.0 million, respectively, during the thirty-nine weeks ended November 1, 2014, as the borrowings outstanding on the revolving line of credit facility decreased from $7.3 million at February 1, 2014 to $5.8 million at November 1, 2014. Borrowings and repayments on the revolving line of credit facility during the first three quarters of fiscal 2013 were $23.9 million and $8.3 million, respectively. Cash of $0.5 million was paid for debt issuance costs during the first three quarters of fiscal 2014 related to the amendment of the senior term loan in June 2014, while cash of $2.0 million was paid for debt issuance costs during the first three quarters of fiscal 2013 related to the senior term loan and the refinancing of the revolving line of credit facility in August 2013. Cash of $15 thousand and $0.1 million was used for the repurchase of common stock in the first three quarters of fiscal 2014 and 2013, respectively, to fund withholding taxes on restricted stock that vested during those periods. Cash of $0.3 million was used during the thirty-nine weeks ended November 1, 2014 for payment on the senior term loan, while cash of $0.2 million was used during the thirty-nine weeks ended November 2, 2013 for payments on capital lease and financing agreements. Proceeds of $0.1 million were received during the thirty-nine weeks ended November 2, 2013 in connection with the exercise of stock options.

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

The revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on August 27, 2018. At November 1, 2014, we had $5.8 million of borrowings outstanding under our revolving line of credit facility as compared to outstanding borrowings of $7.3 million at February 1, 2014. Availability under our revolving line of credit facility was $67.0 million at November 1, 2014, which includes letters of credit issued with an aggregate face amount of $7.2 million. There were borrowings on the facility of $146.6 million during the first three quarters of fiscal 2014 and repayments of $148.0 million during the first three quarters of fiscal 2014.

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

Among other provisions, the loan, guaranty and security agreement relating to the Company’s revolving line of credit facility contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under the senior term loan and indebtedness not to exceed $11,000,000 in any fiscal year and $30,000,000 in the aggregate to finance the acquisition, construction or installation of equipment or fixtures at the Company’s retail store locations, distribution centers or corporate office. The revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $500,000 in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries and (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with the ordinary corporate governance, overhead, legal and accounting and maintenance. The loan, guaranty and security agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. As of November 1, 2014, the Company was in compliance with all of its debt covenants under the loan, guaranty and security agreement. The agreement also contains cross default provisions with the senior term loan. Should the Company default on any of its covenants associated with the loan, guaranty and security agreement or the senior term loan, Wells Fargo Bank, N.A. may make any outstanding amounts on the revolving line of credit facility immediately due and payable.

On November 14, 2014, the Company amended its revolving line of credit facility. The amendment, among other things, waived the restriction associated with the $15.0 million prepayment of the senior term loan made on November 17, 2014, provides a 0.25% increase in the interest rate and introduced a minimum liquidity test, which is measured based on operating performance and a minimum fixed charge coverage ratio as defined in the agreement. Should the minimum liquidity test not be met, minimum excess availability must be equal to or greater than $20.0 million, otherwise, minimum excess availability must be equal to the greater of at least 10% of the borrowing base or $6.0 million.

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

The senior term loan contains an early payment provision, exercisable at the Company’s option, pursuant to which the Company may repay all or a portion of the outstanding principal amount at any time, subject to a prepayment penalty applicable during the first two years from the amendment date. The senior term loan carries an interest rate equal to the prime rate (subject to a floor of 3.25%) plus 5.25% or the LIBOR rate (subject to a floor of 1.5%) plus 7.0%, as selected by the Company. The senior term loan includes a liquidity test to which the Company is subject at each measurement date, as defined in the agreement, which has resulted in a 1% increase in the interest rate currently and will continue to be applicable should the Company fail to meet the minimum liquidity requirements. The senior term loan is secured on a second lien basis by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. The senior term loan contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio, which were made less restrictive as a result of the amendment, as well as limitations on the annual amount of capital expenditures, which were also revised by the amendment. The senior term loan also contains customary affirmative and negative covenants substantially similar to those under the revolving line of credit facility. Should the Company default on any of its covenants, the lenders may demand that the outstanding balance of the senior term loan be immediately due and payable, at which point the Company would also be in default of covenants contained in its revolving credit facility. As of November 1, 2014, the Company was in compliance with all of its debt covenants under the senior term loan agreement. The Company expects to be in compliance with all of its debt covenants, including the financial covenants, for measurement periods occurring during the next twelve months.

On November 14, 2014, the Company entered into a Second Amendment (the “amendment”) of its senior term loan. The amendment, among other things, removed the fixed charge coverage ratio covenant, revised the leverage ratio covenant for measurement dates occurring after the third quarter of fiscal 2014 through the maturity date and revised the minimum liquidity test to require minimum availability under the revolving line of credit facility based on a minimum fixed charge coverage ratio. On November 17, 2014, the Company paid $15.0 million of the remaining $44.7 million principal due on the senior term loan using cash from borrowings under its revolving line of credit facility.

Contractual Obligations and Off-Balance-Sheet Arrangements

As noted in the table below, the Company has contractual obligations and commitments as of November 1, 2014 that may affect the financial condition of the Company. However, we believe there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition, results of operations, or cash flows. Other than the letters of credit set forth in the table below, the Company had no off-balance-sheet arrangements as of

November 1, 2014. Letters of credit are entered into with certain of our vendors and Wells Fargo Bank, N.A. to serve as a form of guarantee of payment to the vendors assuming performance by the vendor, regardless of whether the Company fails to pay the vendor. Such letters of credit allow us to do business with certain preferred vendors at terms that are financially and operationally beneficial to both parties. The Company has significant availability under its revolving line of credit facility with Wells Fargo Bank, N.A. despite the fact that letters of credit are included in the borrowing base and reduce the Company’s availability under the revolving line of credit facility.

The following table summarizes our contractual obligations and commitments as of November 1, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
			(in 000’s)
Contractual Obligations:
Capital leases (1)	$942	$47	$384	$384	$127
Operating leases (2)(3)	365,061	13,483	102,327	84,935	164,316
Senior term loan (4)	59,986	1,341	11,152	47,493	—
Revolving line of credit	5,846	—	—	5,846	—
Letters of credit	7,178	7,178	—	—	—

Total	$439,013	$22,049	$113,863	$138,658	$164,443

(1)	Includes principal and interest payments on capital lease obligations.
(2)	Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds, but are not included in operating lease obligations.
(3)	Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 38% of lease expense for our retail stores in the thirty-nine weeks ended November 1, 2014.
(4)	Includes $44.7 million of principal payments and $15.3 million of interest payments on the senior term loan. Interest is calculated using the interest rate of 9.50% at November 1, 2014.

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

Borrowings under the revolving line of credit facility bear interest at the base rate plus 0.50% (3.75% at November 1, 2014) with an option to bear interest at the LIBOR interest rate plus 1.75%. Borrowings under the revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $80.0 million. Borrowings under the revolving line of credit facility during the first three quarters of fiscal 2014 were $146.6 million with $22.9 million being the largest amount borrowed at one time, and $5.8 million of borrowings were outstanding under our revolving credit facility at November 1, 2014. Average daily borrowings during the first three quarters of fiscal 2014 were $8.2 million. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the revolving line of credit facility. As of November 1, 2014, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.1 million per year.

Borrowings under the senior term loan bear interest at the prime rate plus 5.25% with a floor of 3.25% (8.50% at November 1, 2014) with an option to bear interest at the LIBOR interest rate plus 7.0% with a floor of 1.5%. In addition, the senior term loan includes a minimum liquidity test at each measurement date, which could result in a 1.0% increase in the interest rate should the Company fail to meet the minimum liquidity test. At November 1, 2014, the interest rate on the senior term loan was 9.50%, including the additional 1% charged as a result of the minimum liquidity measurement implemented with the amendment of the senior term loan on June 9, 2014. We performed a sensitivity analysis assuming a hypothetical 100 basis point increase in the interest rate applied to the average amount outstanding on the senior term loan (assumes no prepayments of principal). As of November 1, 2014, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.4 million per year.

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

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 1, 2014 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

A second distribution center became operational during the third quarter of fiscal 2014 processing merchandise receipts for 36 of our 98 stores. We implemented an upgraded version of our existing distribution center management system at the second distribution center. This includes technology to provide more automation to the inventory processing within the distribution center, which affected some of our existing business processes and internal controls related to inventory item maintenance and inventory receiving. Information technology changes were necessary for systems to operate in a multi-distribution center environment and integrate to our existing Oracle Retail Merchandising System. The implementation of these new systems caused inefficiencies processing merchandise during the third quarter of fiscal 2014. While we have refined systems and processes, we will continue to dedicate resources to address these issues and expect improvements in efficiency to occur going forward. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the purchase of shares of our own common stock made by or on behalf of us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended November 1, 2014:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet be Purchased under the Plans or Programs (2)
August 3, 2014 – August 30, 2014	—		—	—	—
August 31, 2014 – October 4, 2014	3,382	(1)	$3.43	—	—
October 5, 2014 – November 1, 2014	—		—	—	—

Total	3,382		$3.43	—	—

(1)	Represents shares repurchased from certain officers for tax withholdings related to restricted stock vested on September 27, 2014.
(2)	As of November 1, 2014, we do not have any authorization to repurchase stock in the open market nor any plans to do so.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this Quarterly Report:

EXHIBIT INDEX

Exhibit Number	Description

10.1	Offer Letter, dated as of July 28, 2014, by and between the Company and Andrew T. Hall (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 19, 2014).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10, 2014

GORDMANS STORES, INC.

By:	/s/ ANDREW T. HALL
Andrew T. Hall
President, Chief Executive Officer and Secretary (Principal Executive Officer)

By:	/s/ MICHAEL D. JAMES
Michael D. James
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)