Form 10-K
period 2015-01-31
Gordmans Stores, Inc.
filed 2015-04-02
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock at August 2, 2014 (based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on such date) held by non-affiliates of the registrant was approximately $34 million.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 1, 2015 was 19,576,623.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Gordmans Stores, Inc. definitive Proxy Statement for the 2015 Annual Meeting of the Shareholders to be held on June 4, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I

ITEM 1. BUSINESS

Our Company

Gordmans Stores, Inc. (the “Company”) is an everyday value price department store featuring a large selection of name brands and the latest fashions and styles at up to 60% off department and specialty store prices in a fun, easy-to-shop environment. Our wide merchandise assortment includes apparel and footwear for men, women and children, accessories, fragrances and home fashions. As of January 31, 2015, we operated 97 stores under the trade name “Gordmans” located in 21 states situated in a variety of shopping center formats, including regional enclosed shopping malls, lifestyle centers and power centers.

Our History

The origins of Gordmans date back to 1915, and over the next 60 years evolved into a moderately-priced promotional department store concept. In 1975, the Company started the 1/2 Price Stores, the concept of which was to sell department store quality merchandise at half of department store regular prices In 1996, the Company was repositioned in an effort to better communicate our unique selling proposition, which extends beyond merely low prices. The repositioning included strengthening the portfolio of name brands, developing a new department store look and feel, and significantly upgrading the store presentation in response to the evolving preferences of our guests. The capstone of this repositioning initiative was the re-naming of the stores from the 1/2 Price Stores to Gordmans, which was completed in fiscal 2000.

On September 17, 2008, shareholders sold 100% of the outstanding stock of Gordmans, Inc. to an affiliate of private equity firm Sun Capital Partners, Inc. (“Sun Capital”) (the “Sun Capital Transaction”).

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

Our Business Model

Our business model is built to capitalize on what we believe is an underserved need in the marketplace. We are an everyday value price department store, operating as a unique hybrid of specialty, department store and off-price retailers. Our mission, “We will delight our guests with big savings, big selection and fun, friendly associates!” reflects our differentiated selling proposition, which is comprised of three elements: (i) every day savings of up to 60% off department and specialty store regular prices; (ii) a broad selection of fashion-oriented department and specialty store quality apparel, footwear, accessories, fragrances and home fashions; and (iii) a fun, easy-to-shop experience.

We believe that pursuing a fashion orientation and price leadership strategy in a department store format sets us apart from our competitors and has been critical to our success. Fashion-infused and name brand apparel, footwear, and accessories supplemented with home fashion merchandise form the foundation of our merchandise differentiation strategy. The goal of delivering everyday value prices that are below the lowest sale prices of department and specialty stores drives our price leadership strategy. The key aspects of our business strategy are as follows:

•	Fashion Oriented Merchandise Offering. Our trend right merchandise offerings of juniors, young men’s and home décor have resulted in destination businesses (defined as categories with a broad and deep selection of brands and styles such that we believe Gordmans becomes a destination of choice for these categories). These destination businesses combined represent a significant percentage of our total sales and inventory. Our goal is to dedicate a greater proportion of inventory resources to these businesses than other off-price or mid-tier department store retailers.

•	Outstanding Value Proposition. From a price leadership standpoint, it is our goal to offer everyday value of up to 60% off department and specialty store regular ticketed prices. We believe we are able to achieve this goal because we procure merchandise from our vendors at a lower up front price by not requiring various allowances or imposing chargebacks that are common industry practices. We then pass those savings along to our guests in the form of value prices every day. Many of our competitors pay a higher initial price to their vendors, but then seek to offset markdowns by demanding various reimbursements and discounts. Such retailers carry their products at a higher ticketed retail price, but then sell the majority of their merchandise at a discount under various promotions and sales. While our all-in cost of merchandise, and the ultimate selling price to our guests, may be similar to that of our competitors, we offer our vendors and guests greater certainty of pricing, which we believe is attractive to both vendors and guests. We undergo a due diligence process to validate our savings that includes verifying manufacturers’ suggested retail prices, obtaining retail prices provided by our vendor partners, examining retail prices on a variety of ecommerce sites and examining retail prices in competitor store locations. Finally, opportunistic merchandise procurement strategies further enhance our value proposition.

•	Fun and Energetic Store Environment. Our store shopping experience is a critical component of our selling proposition. Our store size and footprint are designed to facilitate easy navigation throughout the store as well as to maximize aisle real estate, and visual punctuation points identified by unique fixtures, overhead elements and flooring that articulate specialized merchandise presentations. Our 50,000 square foot store model is designed to be a fun and easy-to-shop store experience, to optimize both sales productivity and operational efficiency, and finally, to serve as an economical, scalable expansion vehicle.

Our Growth Strategy

We believe we are well positioned to leverage our business model, scalable infrastructure and portable retail model to recapture market share and drive increased revenue and profitability. Our multi-pronged growth strategy is as follows:

•	Drive Comparable Store Sales. We seek to maximize our comparable store sales by continuing to execute on a number of initiatives, such as:

—	Expanding Our Destination Businesses. We will continue to focus on our strategic points of differentiation, including juniors’ apparel, young men’s apparel and home décor, which have developed into significant destination businesses. We believe that these businesses in aggregate continue to have significant growth potential through a combination of adding targeted brands and expanding certain existing ones, strengthening and increasing selected product categories, and by allocating additional inventory dollars for their development.

—	Capitalizing on the Underdeveloped Misses Apparel Business. The overall size of the women’s apparel industry is significantly larger than that of juniors’ apparel. However, our junior apparel volume far exceeds women’s. Our women’s apparel business generated a low single digit comparable store sales increase in fiscal year 2014, with the fall addition of more modern women’s sportswear. We believe that we will experience a noticeable increase in our comparable store sales performance at a total company level by broadening the women’s assortment. The career and plus size businesses will be key factors in our women’s growth.

—	Capitalizing on the Underdeveloped Men’s Apparel Business. Our men’s apparel business is significantly underpenetrated to the total company versus the industry norm. We believe that by funding men’s apparel at a greater level and expanding the floor space, we will experience a noticeable increase in men’s sales volume. The focus is on more classic product, an expansion of the Big & Tall assortments and rebuilding the Team business.

—	Developing Selected High Growth Potential Businesses. There are several businesses that we have developed that are underserved by the market, particularly by a majority of the other value-oriented retailers. These businesses include team apparel and related accessories, fragrances, plus size apparel, legwear, pampered pet accessories, toys, decorative pillows and fashion rugs. We believe that these categories have substantial growth potential, and that by employing the same expansion strategies that have generated success within our existing destination businesses, we can expand these targeted categories as well.

—	Augmenting Our Brands Portfolio. We have had success adding a significant number of national labels to our brands portfolio across all merchandise divisions. Increasing our market leverage should enable us to continue to acquire and make opportunistic buys of targeted brands desired by our guests, and to expand on our current brands.

—	Developing and Launching of eCommerce Platform. We are currently developing our eCommerce team and platform in preparation of the launch of eCommerce in fiscal year 2015. We believe that our business model is right for an omni-channel approach and that eCommerce will improve guest awareness of the Company’s brand and business model.

—	Revisiting our Marketing Focus. Our guest loyalty program, gRewards, which launched in fiscal 2013, continues to grow. As we continue to explore ways to best maximize the benefits of the loyalty program, our marketing focus is to increase loyalty guest annual spend by increasing their frequency of visits. We are also modifying our couponing strategy and focusing our promotionality to competitive shopping periods such as Easter, Mother’s Day, back to school and the year-end holidays.

•	Expand Store Base. We currently operate 97 stores. We plan to open six new stores and close one existing store in fiscal year 2015. We believe that we can capitalize on both new market opportunities that are contiguous to our current markets and selected fill in opportunities to existing markets.

—	Our flexible store model is adaptable to a variety of shopping center developments, including enclosed regional shopping malls, lifestyle centers, power centers and redeveloped big boxes formerly occupied by other retailers. As part of our new store due diligence process, we employ a rigorous site selection methodology that typically evaluates, among other factors, population densities and growth rates, co-tenancy dynamics, retail sales per capita, traffic counts and household income.

—	We operate a flexible store model that allows us to pursue both new construction and second generation space opportunities that produce strong cash flow. We seek to achieve a payback on investment in new stores, which includes our build-out costs (net of landlord contributions), initial inventory (net of payables) and pre-opening expenses, within two years.

•	Leverage Cost Infrastructure. We will add costs associated with the investment of our eCommerce platform in fiscal 2015, which will deleverage our cost infrastructure in 2015. However, we believe that over a multi-year period our corporate overhead and distribution center costs will not increase at a rate proportionate with new and comparable store sales growth. We intend to enhance our operating profit by leveraging economies of scale with respect to our fixed cost infrastructure.

Competition

We compete, to some degree, with all other retail formats: traditional department stores such as Macy’s and Dillard’s, national mid-tier chains including Kohl’s and J.C. Penney, discount stores including Target and Wal-Mart and specialty stores such as Old Navy. We differentiate ourselves from discount stores (such as Target and Wal-Mart, who generally offer discount store brands and private label merchandise at similar prices) primarily by offering department and specialty store name brands, by providing a more upscale shopping environment and by emphasizing apparel and apparel-related accessories within our assortments. Our everyday value price strategy and smaller store layouts set us apart from the majority of department stores (such as Macy’s and Dillard’s, who offer a broad selection in a multi-department, multi-level, large store format).

Compared to most off-price retailers (such as T.J. Maxx, Ross Stores and Stein Mart, who offer branded merchandise at discount prices), our stores are significantly larger, which enables us to present a much broader assortment of merchandise. Moreover, unlike most off-price stores, a Gordmans store is visually appealing and well-organized, utilizing merchandising techniques, visual displays, a departmental floor layout, fixture systems, signing and graphics similar to that of department and specialty stores. Finally, we offer complete assortments achieved through the negotiation of up-front discounts augmented by opportunistic buying strategies.

We believe our differentiated selling proposition has enabled us to operate successfully in the same markets as our primary off-price, discount and department store competitors. For example, as of January 31, 2015, approximately 51% of our stores operated within one mile of a Kohl’s, 51% operated within one mile of a J.C. Penney and 54% operated within one mile of a Wal-Mart. As of January 31, 2015, a Wal-Mart operates within five miles of 100% of our stores, a Kohl’s is located within five miles of 88% of our stores, and a J.C. Penney is located within five miles of 72% of our stores.

Merchandising

Strategy

Our merchandising strategy is to offer recognizable brands and trend right fashions and styles carried by department and specialty store chains at prices of up to 60% below their regular ticketed prices every day. To accomplish this strategy, our buyers seek to negotiate the best up-front net pricing in lieu of end-of-season markdown, advertising and return allowances, as well as other extraneous chargebacks. A variety of opportunistic buying strategies are also employed, including capitalizing on merchandise closeouts, cancelled orders, excess production capacity and excess finished or piece goods inventories.

We have a planning and allocation function that seeks to maximize the return on our investment in merchandise inventory. Systems and processes are in place to enable us to capitalize on emerging trends in the business while simultaneously seeking to optimize inventory efficiencies at the individual store level.

Selection

Our merchandise selection includes a broad range of apparel, footwear, accessories (including fragrances), and home fashions products. Within apparel, we offer young men’s, men’s, juniors’, women’s, team, plus sizes, maternity and children’s clothing, which includes offerings for infants, toddlers, boys and girls. Our accessories business includes designer fragrances, intimate apparel, handbags, sunglasses, fashion jewelry, legwear and sleepwear. Our stores also feature a large home fashions assortment, which includes wall art, photo frames, accent furniture, accent lighting, candles, ceramics, vases, seasonal décor, floral and garden, gourmet food and candy, toys, luggage, pet accessories, housewares, decorative pillows, fashion rugs, bedding and bath.

The following information reflects the percentage of revenues by major product category as a percentage of net sales:

	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
Apparel	56.8%	56.1%	55.2%
Home Fashions	27.7	27.9	28.0
Accessories (including fragrances)	15.5	16.0	16.8

Total	100.0%	100.0%	100.0%

Licensing Agreements

Destination Maternity Corporation.    In 2006, we executed a license agreement with Destination Maternity Corporation (“Destination Maternity”), a leading maternity retailer, to operate a maternity business in each of our stores. The license agreement expires on February 28, 2017 and contains automatic three-year extension terms and a one year notice period to cancel. The license agreement is for Destination Maternity’s flagship Motherhood Maternity® brand. The brand is positioned in the value segment of the industry, representing a broad selection of fashion-oriented merchandise at value prices.

DSW, Inc.    We have outsourced our footwear business since 1997, and in 2004 entered into a license agreement with DSW, Inc., a $2.5 billion specialty footwear retailer that sells a wide selection of designer and name brand footwear at everyday value prices. The license agreement expires on January 31, 2016 and contains automatic three-year extension terms and a six month notice period to cancel prior to the renewal periods.

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

Sourcing

We maintain long-term, mutually beneficial sourcing relationships with a large group of suppliers. In fiscal year 2014, we purchased merchandise from almost 950 vendors, the largest of which comprised 2.7% of total purchases. This diversification in our supplier base provides us with flexibility and negotiating leverage. We have no long-term purchase commitments or arrangements with any of our suppliers. We have become a preferred partner to the vendor community due to our transparent, streamlined and mutually profitable approach to the business.

Private Label Credit Card

In 2002, we entered into an agreement with Alliance Data Systems (“ADS”) to create, administer and process the Gordmans credit card program, which enhances guest loyalty and allows us to identify and regularly communicate with some of our best guests. ADS approves all applicants for the Gordmans credit card, carries the receivables for charges made to the card, bears all risk of loss associated with the credit that is extended to our guests, and receives all fees associated with the cards. We recognize sales charged to the Gordmans credit card at the point of sale in the same manner as other credit cards.

Loyalty Program

In 2013, we launched our guest loyalty program, gRewards, company-wide. The loyalty program is designed to increase our average transaction size and frequency and reward guests for their loyalty to the Company. Under the program, loyalty guests earn points toward reward certificates for a discount on future purchases. We implemented a technology platform that includes the electronic delivery of rewards certificates. We currently have more than 3.7 million guests participating in gRewards, and we are leveraging our loyalty database to deliver mass customization e-mails tailored to the shopping preferences of our loyalty guests. Rewards earned by loyalty guests are redeemed at the point of sale.

Marketing Message and Creative Strategy

‘Save Up To 60% Off Department Store Prices, Every Day!’ is the foundation of our unique selling proposition and defines our pricing strategy. It is a message that is ubiquitous across all advertising mediums and throughout the store environment. It is clear, compelling and an uncompromising reminder to our consumer that Gordmans is an important part of the guest’s life, providing the value the guest wants and needs. Our advertised prices, merchandise tags and register receipts constantly reinforce how much the guest can save and has saved. The message is always displayed in an easy-to-understand ‘Theirs versus Ours’ format.

Our loyalty program is one of the most dynamic facets of our overall marketing strategy. We aggressively leverage our loyalty program to drive traffic into our retail stores by rewarding our core consumer with offers and promotions across all channels. Television is our dominant mass medium. The broadcast creative showcases the ‘Theirs versus Ours’ pricing strategy that is ubiquitous across all mediums. In addition, the TV medium features exciting merchandise as the embodiment of our brand and to support major retail events. Broadcast advertising includes online TV and local radio and we are allocating more broadcast media dollars to higher volume markets and markets in which new stores were opened.

The social and mobile media strategies work synergistically with television, print, direct mail and email collateral. Through various promotions, dynamic content and exclusive offers, we engage our guests in a more targeted and personal fashion. Mobile campaigns also allow us to offer promotions and to contact guests directly on their mobile devices as the medium continues to grow. The Gordmans website is consumer relevant with merchandised departmental pages included as a precursor to our 2015 ecommerce launch.

Our Stores

As of January 31, 2015, we operated 97 stores in 21 states with a total of 5.4 million square feet and an average store size of 56,000 square feet. The average age of all stores is 10 years. Of our 97 locations, 88 were comparable stores at the end of fiscal 2014, which we define as stores that have been open at least 16 months.

Our stores are located in large, medium, and small metropolitan statistical areas throughout our 21 state trade area. Our distinctive big box, fashion-oriented apparel and home fashions format functions as the primary or secondary anchor and provides the landlord the ability to attract significant complementary co-tenants. Our stores are located in a wide variety of shopping center developments including enclosed regional shopping malls, lifestyle centers, power centers and redeveloped big boxes formerly occupied by other retailers. The table below sets forth the number of stores in each of these 21 states.

State	Stores	State	Stores	State	Stores
Arkansas	2	Kentucky	2	North Dakota	3
Colorado	6	Michigan	3	Oklahoma	5
Idaho	3	Minnesota	4	South Dakota	2
Illinois	12	Mississippi	1	Tennessee	1
Indiana	8	Missouri	11	Texas	1
Iowa	9	Nebraska	7	Utah	5
Kansas	4	New Mexico	2	Wisconsin	6

Our 50,000 square foot prototype features an easy-to-shop, dual racetrack layout designed to facilitate easy navigation throughout the store as well as to maximize aisle real estate. The open, contemporary floor plan provides a visual roadmap of the entire store from the entrance and provides us with the flexibility to easily expand and contract departments in response to consumer demand and preferences, seasonality and merchandise availability. Other features of the prototype include punctuation points identified by unique fixtures, overhead elements and flooring to accentuate specialized merchandise, lifestyle presentations and key items.

Information Technology

We believe that use of technology is extremely important to our business and have made a significant number of technology investments over the last several years, integrating business processes and technology to facilitate growth, efficiency and mitigate risk. We acquire perpetual licenses or subscriptions to use this technology and own few proprietary software applications. We generally pay annual maintenance fees in order to maintain the most current versions of the software and to receive technical support.

We implemented Oracle’s Retail Merchandising System (“RMS”) in fiscal 2012, which is industry-leading software that was designed to elevate many of our processes including business analytics, store optimization, and planning and allocation. As we execute our growth strategy, RMS allows us to more efficiently allocate and utilize our inventory, leverage our cost infrastructure and analyze our business, as well as effectively operate in a multiple distribution center environment.

Our point-of-sale system is nearing the end of its useful life and is planned for replacement in 2016. The system makes extensive use of smart barcodes to eliminate the need for cashier intervention in the processing of promotions. These barcodes also facilitate the tracking of promotional effectiveness, ensuring compliance and reducing fraud. We also make significant use of wireless handheld terminals in our retail locations to expedite the processing of markdowns and measure markdown compliance.

To better optimize store payroll, we implemented a time and attendance system in all locations and utilize a store labor-scheduling system to align payroll resources with both workflow and guest traffic patterns.

Advanced planning and allocation applications have allowed us to control inventory and ensure a consistent merchandise receipt flow. Systems also facilitate the creation of location-specific sales, inventory and receipt plans at a detailed level, which integrate with our allocation system. Of particular note are a suite of applications and processes pertaining to markdown optimization as well as re-buying and replenishment. These applications use sophisticated pattern recognition algorithms to dynamically simulate multiple pricing and sales scenarios, automatically generating price changes to maximize profitability. Where it calculates that demand will outstrip supply, the system generates repurchase recommendations by item by store.

The warehouse management system utilizes a radio-frequency based system to expedite merchandise to the sales floor. Together with other systems, our warehouse management system allows us to track items continuously from the time of purchase order generation through shipping, receiving, processing and store delivery, and has detailed truck-manifesting capabilities that improve the efficiency with which we plan store labor.

We have demonstrated our commitment to keeping guest information secure. We have segmented sensitive network traffic and encrypted specific data elements. Physical security prevents unauthorized access to in-scope equipment in the stores and at the corporate office. Extensive intrusion detection measures and periodic vulnerability scans significantly reduce the risk of a breach. We have plans to improve our documentation and patch management to ensure the company is compliant with the Payment Card Industry (PCI) Data Security Standard (DSS).

To help reduce shrink and control theft, we employ technology that integrates video surveillance with transaction data. The system scans transaction logs for signs of improper activity and alerts Loss Prevention associates. A migration to digital software-based cameras has been completed in the majority of our stores and has already increased our remote monitoring and apprehension capabilities. Centrally located associates may now assist in-store agents as they track and pursue subjects.

Distribution and Logistics

We distribute the majority of our merchandise from two facilities in Omaha, Nebraska and a facility near Indianapolis, Indiana. Through the use of third party national and international freight and logistics companies, we coordinate pick-up of merchandise from our vendors for delivery to our distribution centers where it is received, inspected, processed and distributed to our retail stores. We utilize the services of several third party carriers for delivery of merchandise from our distribution centers to our stores.

Our first distribution center in Omaha, Nebraska is a 380,000 square foot flow-through facility that operates with a leading edge distribution center management system that utilizes radio frequency technology to monitor and manage the movement of merchandise. We believe that our innovative put-to-light merchandise packing technology is a unique feature of this system. This distribution center is currently under lease through November 2028, with options for an additional twenty years. This distribution center is supported by a 140,000 square foot warehouse located approximately four miles from the distribution center, which is currently under lease through May 2016.

Our second distribution center near Indianapolis, Indiana, which opened and became operational in the middle of fiscal 2014, is a 545,000 square foot flow-through facility that operates with upgraded technology similar to our Omaha distribution center. The second distribution center supports our planned growth for a minimum of five years. The second distribution center is positioned geographically to maximize our ability to leverage our inbound and outbound transportation expenses and will support our retail expansion growth. Through the use of our Retail Merchandising System and other technology, we have enhanced and will continue to enhance many of our systems and processes in order to operate effectively in a multiple distribution center environment.

Our combined distribution centers processed 62.9 million units in fiscal year 2014.

Associates

As of January 31, 2015, we employed approximately 550 salaried associates and 4,950 hourly associates, the latter of which includes approximately 3,800 part-time associates. None of our associates are unionized and we have never suffered from a work stoppage. We offer competitive compensation and attractive benefit plans to our full-time associates who meet eligibility requirements. Our benefits include medical insurance; dental insurance; basic and supplemental life insurance; short-term and long-term disability insurance; medical and dependent care flexible spending accounts; a 401(k) savings plan; up to four weeks of vacation; eight paid holidays; and a 20% associate discount on purchases in our stores.

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

ITEM 1A. RISK FACTORS

Our business faces a number of risks and uncertainties, which are summarized below. While the risks and uncertainties described below are those with the most impact on our business, there may be additional risks and uncertainties not currently known to us or that we currently consider to be immaterial that may have an impact on our business.

Our business is highly dependent upon our ability to identify and respond to new and changing fashion and style trends, guest preferences and other related factors, and our inability to identify and respond to these new trends may lead to inventory markdowns and write offs, which could adversely affect our brand image and results of operations.

Our success depends in large part upon our ability to effectively identify and respond to changing fashion trends and consumer demands, and to translate market trends into appropriate, saleable merchandise offerings. Although we attempt to stay abreast of the fashion tastes of our guests and provide merchandise that satisfies guest demand, fashion trends can change rapidly and we cannot assure you that we will accurately anticipate shifts in fashion trends and adjust our merchandise mix to appeal to changing consumer tastes in a timely manner. If we misjudge the market for our merchandise or are unsuccessful in responding to changes in fashion trends or in market demand, we could experience insufficient or excess inventory levels which could result in higher markdowns, any of which would have a material adverse effect on our business, our financial condition and our results of operations. We believe that our results of operations suffered in fiscal years 2014 and 2013 were, in part, a result of our merchandise selection not appealing to consumer tastes, which led to a decrease in sales and higher markdowns to reduce excess inventory levels.

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

Our sales and profitability fluctuate on a seasonal basis and are affected by weather conditions and other factors.

Our business is affected by the seasonal pattern common to most retailers, weather conditions, consumer spending and general economic conditions. Historically, our highest net sales occur during the fourth quarter, which includes the holiday selling season. Any significant decrease in net sales during the holiday season would have a material adverse effect on our business, our financial condition and our results of operations. In addition, in order to prepare for this season, we must order and keep in stock significantly more merchandise than we carry during other parts of the year. This inventory build-up in both the third and fourth quarters may require us to expend cash faster than we generate by our operations during this period and to borrow on our revolving line of credit facility. We borrowed on our revolving line of credit facility during the third and fourth quarters of fiscal 2014, in part, due to this inventory build-up, and there were $11.0 million of borrowings outstanding on the revolving line of credit facility at January 31, 2015. Any unanticipated decrease in demand for our merchandise during this peak shopping season could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, profitability, ability to repay any indebtedness and our brand image with guests. Given our primarily northern Midwest footprint, as well as the fact that a significant portion of our business is apparel, our business is susceptible to adverse, unseasonable or unexpected weather conditions, which could have a material adverse effect on our business and on the timing and amount of our revenues, financial condition and cash flows by disrupting consumer shopping patterns and demand for certain seasonal merchandise, which could lead to substantial markdowns of seasonal merchandise, adversely affect the distribution of our merchandise from our vendors to our distribution centers and from our distribution centers to our stores, and cause physical damage to our retail stores.

We face intense competition in the retail industry.

We face substantial competition for guests from regional and national department stores, specialty stores, discount stores, mid-tier stores and off-price retail chains. We compete on the basis of a combination of factors, including among others price, breadth, quality and style of merchandise offered, in-store experience, level of guest service, ability to identify and offer new and emerging fashion trends and brand image. Many of these competitors are larger and have significantly greater financial and marketing resources than we do. Many of our competitors also generate eCommerce sales, whereas we do not currently sell our merchandise online, although we are preparing for the launch of our eCommerce operation in the middle of 2015. Accordingly, we may face periods of intense competition in the future which could have a material adverse effect on our profitability and results of operations. We may not be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our profitability and results of operations.

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

We experienced a 4.8% comparable store sales decrease in fiscal year 2014, and our annual comparable store sales have ranged from a decrease of 7.4% to an increase of 8.4% during the past five fiscal years. If our future comparable store sales decline or fail to meet market expectations, the price of our common stock could further decline or remain low. In addition, the aggregate results of operations of our stores have fluctuated in the past and will fluctuate in the future. A variety of factors affect comparable store sales, including fashion trends, competition, current national and regional economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, store traffic and conversion rates, changes in our merchandise mix, inventory shrinkage, the success of our multi-channel marketing programs, the timing and level of markdowns and weather conditions. In addition, many retailers have been unable to sustain high levels of comparable store sales growth during and after periods of substantial expansion. These factors may cause our comparable store sales results to be materially lower than in recent periods and our expectations, which could adversely affect our profitability and results of operations and result in a decline in the price of our common stock.

Our failure to successfully launch and operate our eCommerce operation could adversely affect our financial performance.

We are currently building our eCommerce team and platform in preparation of the launch of our eCommerce operation in the middle of fiscal year 2015. We believe that our business model is right for an omni-channel approach and that eCommerce will provide further guest awareness of our wide merchandise assortment while driving incremental sales. However, if we are not successful in meeting the challenges of launching the eCommerce operation, meeting guest expectations and providing our merchandise assortment across all channels at the level our guests expect, our sales, profitability and results of operations, as well as brand image, could be materially and adversely affected.

Our advertising, marketing and promotional strategies may be ineffective and inefficient.

Our profitability and results of operations may be materially impacted by the effectiveness and efficiency of our marketing expenditures and our ability to select the right markets and media in which to advertise. In particular, we may not be successful in our efforts to create greater awareness of our stores and our promotions, identify the most effective and efficient level of spending in each market and specific media vehicle and determine the appropriate creative message and media mix for our advertising, marketing and promotional expenditures.

We utilize several types of advertising media, including newspaper inserts. The newspaper business is under increasing economic pressure, and the demise of certain newspapers would jeopardize an important distribution method for our advertising. As such, we will continue to allocate a greater portion of our advertising budget to television, as well as mobile, email and social as these mediums continue to grow. We continue to leverage our loyalty program, which was launched company-wide in fiscal 2013, as a medium of advertising.

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

Our footwear business is currently operated under a license agreement with DSW, Inc., and our maternity business is currently operated under a license agreement with Destination Maternity Corporation for its Motherhood Maternity® brand. In both instances, we receive a license fee equal to a specified percentage of net footwear and maternity revenue. Our total license fee income in fiscal year 2014 was $8.6 million, or approximately 3% of our gross profit. If either DSW or Destination Maternity is unable or unwilling to continue to act as our licensee or supply us with our desired level of inventory, we could suffer a loss of income and guest traffic until such time as we are able to replace these licensees or to establish the structure to manage these businesses directly.

Failure to execute our buying and inventory management strategies could adversely affect our business.

Our business is dependent, to a significant degree, upon our ability to purchase fashion and brand name merchandise, and to do so at prices that are consistent with our cost leadership strategy. We must continuously seek out buying opportunities from our existing suppliers and from new sources, for which we compete with other retailers. Driving traffic to our stores and increasing comparable store sales requires continued replenishment of fresh, high quality, attractively priced merchandise in our stores. Our buying philosophy gives considerable discretion to our buyers, subjecting us to risks on the timing, pricing, quality and nature of inventory flowing to the stores. In addition, we base our purchases of inventory, in part, on sales forecasts. If our sales forecasts do not match guest demand, we may experience higher inventory levels and decreased profit margins, which could materially and adversely affect our business.

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

Our primary distribution facilities are located in Omaha, Nebraska and near Indianapolis, Indiana. Our distribution facilities support our entire business. The majority of our merchandise is shipped to the distribution facilities from our vendors, and then packaged and shipped from our distribution facilities to our stores. The success of our stores depends on their timely receipt of merchandise. The efficient flow of our merchandise requires that we have adequate capacity in our distribution facilities to support our current level of operations, and the anticipated increased levels that may follow from our growth plans. If we encounter difficulties associated with our distribution facilities or if they were to shut down for any reason, including due to fire or natural disaster, even though we have a disaster recovery and business continuity plan that provides for off-site merchandise processing capability in the event of a disruption, we could face shortages of inventory, resulting in temporary out-of-stock conditions in our stores, as well as incur significantly higher costs and longer lead times associated with distributing merchandise to our stores, which could have a material adverse effect on our business and harm our reputation.

We rely upon independent third-party transportation providers for substantially all of our merchandise shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.

We currently rely upon independent third-party transportation providers for substantially all of our merchandise shipments, including shipments from our vendors to our distribution centers and from our distribution centers to all of our stores. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices (which would increase our shipping costs), labor availability, import delays, labor strikes and inclement weather, which may impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs. As we rely upon independent third-party transportation providers, their inability to distribute merchandise to our distribution centers on a timely basis could impact the flow of merchandise through our supply chain, including from the distribution centers to our retail stores. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current third-party transportation providers which in turn would increase our costs.

Our growth strategy is dependent on a number of factors, any of which could strain our resources or delay or prevent the successful penetration into new markets.

Our growth strategy is partially dependent on opening new stores and operating them profitably. Additional factors required for the successful implementation of our new store growth strategy include, but are not limited to: obtaining desirable store locations, negotiating acceptable leases, completing projects on budget, supplying proper levels of merchandise and successfully hiring and training store managers and sales associates. In order to optimize profitability for new stores, we must secure desirable retail lease space when opening stores in new and existing markets. We must choose store sites, execute favorable real estate transactions, hire competent personnel and effectively open and operate these new stores. We historically have received developer funding for store build outs, which offset certain capital expenditures we must make to open a new store. For new stores opened in fiscal year 2014, developer funding was received for 93% of the costs incurred in completing the store build outs. If developer funding ceases to be available to us in the future or decreases, or if we experience cost overruns in completing our store build outs, opening new stores would require more capital outlay, which could adversely affect our ability to continue opening new stores.

To the extent we open stores in new markets, if our stores in these markets experience lower than planned net sales and operating results, this would not only adversely impact our sales and operating results but could also impact our ability to continue opening new stores in these markets and other new markets. Further, it could require increased advertising expenses in these markets or the need to relocate underperforming stores either within or outside their current location. To the extent we open new stores in markets where we have existing stores, our existing stores in those markets may experience reduced net sales. Our planned growth will also require additional infrastructure for the development, maintenance and monitoring of those stores. In addition, if our current management systems and information systems are insufficient to support this expansion, our ability to open new stores and to manage our existing stores would be adversely affected. If we fail to continue to improve our infrastructure, we may be unable to implement our new store growth strategy or maintain current levels of operating performance in our existing stores. We opened a second distribution center in fiscal 2014 to support new store growth beyond fiscal 2014 and more efficiently and effectively distribute merchandise to our stores.

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

We depend on cash flow from operations to pay our lease expenses. While we have a history of generating strong cash flows from operations, if our business does not generate sufficient cash flow from operating activities to fund these expenses, we may not be able to service our lease expenses, which could materially harm our business.

If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could materially adversely affect us. There are no remaining lease commitments for the three stores we closed in fiscal 2014.

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

In addition, we may now and in the future implement new systems to increase efficiencies and profitability. To manage growth of our operations and personnel, we will need to continue to improve and expand our operational and financial systems, transaction processing, internal controls and business processes. When implementing or changing existing processes, we may encounter transitional issues and incur substantial additional costs associated with investments in information technology. Failure to properly implement new systems in the future could harm our ability to effectively operate our business.

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

In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, changes in federal and state minimum wage laws could raise the wage requirements for certain of our associates, which would likely cause us to reexamine our entire wage structure for stores. A minimum wage increase was approved in a number of states in which we operate in fiscal 2014 to be effective in fiscal 2015, which will increase our compensation costs, although we don’t expect the increase to materially impact our results of operations. Other laws related to employee benefits and treatment of associates, including laws related to limitations on associate hours, supervisory status, leaves of absence, mandated health benefits or overtime pay, could also negatively impact us, such as by increasing compensation and benefits costs for overtime and medical expenses. Changes in tax laws could increase or decrease tax payments we are required to make, impacting the profitability of our business.

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

We have, and will continue to have, significant lease obligations. As of January 31, 2015, our minimum annual rental obligations under long-term operating leases for fiscal years 2015 and 2016 are $54.5 million and $49.0 million, respectively. Our lease obligations could have other important consequences and significant effects on our business. For example, our lease obligations could:

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

In addition, an exposure draft issued in May 2013 by the Financial Accounting Standards Board (“FASB”), together with the International Accounting Standards Board, proposes a comprehensive set of changes in generally accepted accounting principles (“GAAP”) for leases. The current exposure draft would have a significant impact on our financial statements, potentially including our results of operations. The current exposure draft form would require us to recognize our right to use leased assets and the related rent payment obligations on the balance sheet. For leases related to our retail store locations, rental payments would be recognized equally over the lease term, consistent with how rental payments are currently amortized. For certain other leases, the current exposure draft form would generally require the recognition of higher expense early in the lease term as opposed to equally over the lease term. The proposed lease accounting standard could also potentially impact our evaluation of lease terms and how we structure our future store leases.

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

In addition, this loan agreement requires us to maintain minimum excess availability equal to or greater than $20.0 million should a minimum liquidity test not be met, otherwise, minimum excess availability must be equal to the greater of 10% of the borrowing base or $6.0 million.

In 2013, we entered into a senior term loan requiring principal and interest payments over the term of the senior term loan that increase the risk that we may be unable to generate cash sufficient to pay amounts as due or we may have to borrow on our revolving line of credit facility to fund the principal and interest payments. In addition, the interest rate on the senior term loan is subject to variability, which exposes us to interest rate risk and could have a material adverse effect on our financial condition and results of operations.

The senior term loan contains certain financial covenants and additional limitations on our business activities. In particular, our senior term loan requires us to maintain a certain leverage ratio and a minimum amount of liquidity (generally, cash plus minimum excess availability on our revolving line of credit facility). Our senior term loan includes restrictive covenants substantially similar to those in our loan, security and guaranty agreement relating to our revolving line of credit facility. As a result of these covenants, as well as the covenants in our loan, security and guaranty agreement related to our revolving line of credit facility, we are limited in the manner in which we conduct our business and we may be unable to engage in activities that may be in our best long-term interests or finance future operations or capital needs. A failure by us or our subsidiaries to comply with the covenants under either of our loan agreements would result in an event of default under such indebtedness. The lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the loan agreements. If any of our indebtedness were to be accelerated, it could result in cross defaults under our other debt agreements and could adversely affect our ability to respond to changes in our business and manage our operations. In addition, upon an acceleration of any of our indebtedness, there can be no assurance that our assets would be sufficient to repay the accelerated indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

We may recognize impairment on long-lived assets.

Our long-lived assets, including property and equipment, are subject to periodic testing for impairment. Store assets are reviewed using factors including, but not limited to, our future operating plans and projected future cash flows. Failure to achieve our future operating plans or to generate sufficient levels of cash flow at our stores could result in impairment charges on long-lived assets, which could have a material adverse effect on our financial condition or results of operations. No such impairment charges on our long-lived assets were recorded in fiscal years 2014, 2013 and 2012.

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

As of March 30, 2015, Sun Gordmans, LP held approximately 50.5% of our common stock and total voting power and, as such, we are a controlled company under The NASDAQ Stock Market listing standards. As a controlled company, certain exemptions under The NASDAQ Stock Market listing standards exempted us from the obligation to comply with certain of the NASDAQ Stock Market corporate governance requirements, including:

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

There has been a public market for our common stock for only a relatively short period of time (less than five years). An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to implement our growth strategy. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, including future sales of our common stock by significant stockholders, officers and directors, the financial projections we may provide to the public and any changes to these projections or our failure to meet these projections, and the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission or ratings downgrades by any analysts who follow our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. As of January 31, 2015, we operated 97 stores in 21 states. All of our stores are leased from third parties and the leases typically have base lease terms of 10 years with one or more renewal options. Leases may contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions, co-tenancy violation provisions or minimum sales threshold provisions. Our 70,000 square foot corporate headquarters building is located in Omaha, Nebraska and is leased under an agreement expiring in 2029 and includes options to renew for two additional five or seven year periods. We have two distribution centers. A 380,000 square foot distribution center is located in Omaha and is leased under an agreement expiring in 2028, with options to renew for four additional five year periods. We also operate a 140,000 square foot cross-deck facility located in Omaha, Nebraska approximately four miles from our distribution center that has supplemented our new store growth and overflow from the distribution center. This facility is leased under an agreement expiring in May 2016. To support our growth and the expansion of our footprint, a 545,000 square foot second distribution center near Indianapolis, Indiana became operational in July 2014 that is leased under an agreement expiring in 2028, with options to renew for three additional five year periods. We believe that all of our current facilities are in good condition and are suitable and adequate for our current needs. We may from time to time lease new facilities or vacate existing facilities as our operations require, including in connection with opening new stores and support facilities to support new store growth.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock began trading on August 5, 2010 on The NASDAQ Global Select Market under the symbol “GMAN”. Prior to that date, there was no public market for our common stock. As of March 30, 2015, there were thirty-two holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth, for each quarter of fiscal years 2014 and 2013, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

	Price Range
Fiscal Year 2014:	High	Low
First Quarter	$7.22	$4.31
Second Quarter	$5.46	$3.50
Third Quarter	$4.00	$2.93
Fourth Quarter	$4.00	$2.42
Fiscal Year 2013:
First Quarter	$14.46	$11.12
Second Quarter	$15.25	$11.12
Third Quarter	$14.88	$9.82
Fourth Quarter	$10.47	$6.97

On August 26, 2013, the Board of Directors approved and the Company declared a special cash dividend of $3.60 per share of common stock, which resulted in a reduction in our closing stock price of $3.60 on September 23, 2013, the date of the dividend payment. This transaction occurred during the Company’s third quarter of fiscal 2013.

The closing sales price of our common stock on The NASDAQ Global Select Market was $7.77 per share on March 30, 2015.

Stock Price Performance Graph

The following stock performance graph and table compares cumulative total shareholder return on our common shares since our initial public offering on August 5, 2010 with the return on the NASDAQ Composite and a Peer Group of Retail Trade Stocks. Returns are based upon the premise that $100 is invested in each of (a) our common stock, (b) the NASDAQ Composite and (c) our Peer Group of Retail Trade Stocks on August 5, 2010, and that all dividends, if any, were reinvested. Our stock price on January 31, 2015 and February 1, 2014 was adjusted for the $3.60 per share special cash dividend in fiscal 2013, which resulted in a reduction of our closing stock price of $3.60.

	8/5/10	1/29/11	1/28/12	2/2/13	2/1/14	1/31/15
Gordmans Stores, Inc.	$100.00	$132.82	$132.55	$111.00	$98.36	$66.36
NASDAQ Composite	$100.00	$117.17	$122.83	$138.64	$178.97	$202.14
Peer Group	$100.00	$118.30	$141.08	$157.06	$170.02	$212.10

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

In August 2013, we declared a special cash dividend of $3.60 per share of common stock on all of our issued and outstanding shares in an amount equal to, in the aggregate, $69.9 million, of which $69.7 million was paid in September 2013 and the remaining $0.2 million is being paid as non-vested restricted stock eligible to receive the dividend becomes vested. No dividends were issued in fiscal years 2014 or 2012.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the thirteen-week period ended January 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial and operating data as of the dates and for the periods indicated. The operations and cash flow data for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013 and the balance sheet data as of January 31, 2015 and February 1, 2014 have been derived from our audited consolidated financial statements for such fiscal years included elsewhere in this Annual Report on Form 10-K, which were audited by Grant Thornton LLP, an independent registered public accounting firm. The statements of operations and other financial and operating data for the fiscal years ended January 28, 2012 and January 29, 2011 and the balance sheet data as of February 2, 2013, January 28, 2012 and January 29, 2011 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

You should read the following information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes thereto, included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended January 31, 2015	Year Ended February 1, 2014		Year Ended February 2, 2013		Year Ended January 28, 2012	Year Ended January 29, 2011
Statement of Operations Data:
Net sales	$634,620	$619,559		$607,692		$551,476	$517,001
License fees from leased departments	8,608	7,828		7,361		6,670	6,321
Cost of sales	(378,883)	(365,463)		(350,212)		(316,167)	(299,060)

Gross profit	264,345	261,924		264,841		241,979	224,262
Selling, general and administrative expenses	(265,276)	(247,131)		(226,710)		(201,084)	(198,302)

Income / (loss) from operations	(931)	14,793		38,131		40,895	25,960
Interest expense, net	(4,998)	(2,482)		(481)		(610)	(744)

Income / (loss) before taxes	(5,929)	12,311		37,650		40,285	25,216
Income tax (expense) / benefit	2,453	(4,298)		(14,119)		(15,112)	(9,618)

Net income / (loss)	$(3,476)	$8,013		$23,531		$25,173	$15,598

Earnings (loss) per share:
Basic	$(0.18)	$0.42		$1.23		$1.32	$0.91
Diluted	(0.18)	0.41		1.21		1.30	0.89
Weighted average shares outstanding:
Basic	19,360,478	19,288,623		19,165,260		19,098,377	17,212,019
Diluted	19,360,478	19,345,308		19,405,218		19,370,290	17,454,458

Other Financial and Operating Data:
Comparable store sales growth(1)	(4.8)%	(7.4	)%(2)	(0.7	)%(3)	0.7%	8.4%
Store count, end of year	97	93		83		74	68
Average store sales(4)	$6,542	$6,662		$7,322		$7,452	$7,603
Capital expenditures(5)	30,798	36,321		21,040		18,122	7,789
Dividends per share	—	3.60		—		—	1.29

Balance Sheet Data (at period end):
Cash and cash equivalents	$7,634	$5,759		$40,824		$35,413	$29,368
Working capital	19,383	43,804		82,946		60,329	36,526
Total assets	226,877	206,987		191,126		162,613	125,134
Total long-term obligations(6)	41,290	52.250		189		844	2,888
Total stockholders’ equity	38,487	41,805		102,388		77,723	52,053

(1)	We consider all stores opened for at least 16 months as of the end of the reporting period as comparable stores.

(2)	Comparable store sales growth for fiscal 2013 is presented for fifty-two week fiscal year ended February 1, 2014 compared to the fifty-two week period ended January 26, 2013.

(3)	Comparable store sales growth for fiscal 2012 is presented for the fifty-two weeks ended January 26, 2013 and excludes approximately $5.6 million in comparable store sales which were generated in the 53rd week of fiscal 2012.

(4)	Average store sales are calculated as net sales divided by the store count at the end of each fiscal year.

(5)	Capital expenditures are net of proceeds from the sale-leaseback of real estate related to new store construction and store remodels of $12.1 million, $23.8 million, $13.2 million, $13.0 million and $1.2 million, respectively, for the fiscal years ended January 31, 2015, February 1, 2014, February 2, 2013, January 28, 2012 and January 29, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Expenditures.” Capital expenditures for the fiscal year ended January 31, 2015 include capital expenditures of $0.7 million, which are net of landlord reimbursement of $5.1 million, for new stores opening in the fiscal year ending January 30, 2016. Capital expenditures for the fiscal year ended February 1, 2014 include capital expenditures of $1.3 million, which are net of landlord reimbursement of $4.4 million, for new stores opening in the fiscal year ended January 31, 2015. Capital expenditures for the fiscal year ended February 2, 2013 include capital expenditures of $0.4 million for new stores opening in the fiscal year ended February 1, 2014. Capital expenditures for the fiscal year ended January 28, 2012 include capital expenditures of $5.5 million, which are net of landlord reimbursement of $1.9 million, for new stores opened in the fiscal year ended February 2, 2013.

(6)	Consists of current and noncurrent portions of long-term debt and capital leases.

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

Executive Overview

Gordmans is an everyday value price department store featuring a large selection of brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel and footwear for men, women and children, accessories (including fragrances) and home fashions. The origins of Gordmans date back to 1915, and as of January 31, 2015, we operated 97 stores in 21 states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

Our 2015 expansion strategy includes opening six new stores, closing an existing store and entering one new state. In 2014, we opened six new stores and entered two new states. In 2014, we also relocated an existing store and closed two stores. In 2013 we opened ten new stores and entered one new state.

In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales and comparable store sales and other individual store performance factors, gross profit and selling, general and administrative expenses.

Net Sales.    Net sales reflect our revenues from the sale of our merchandise less returns and discounts and exclusive of sales tax. Net sales include comparable store sales and non-comparable store sales. Fiscal years 2014 and 2013 represent fifty-two week years ended January 31, 2015 and February 1, 2014, respectively, while fiscal year 2012 represents a fifty-three week year ended February 2, 2013.

Comparable Store Sales.    Comparable store sales have been calculated based upon stores that were open at least 16 months as of the end of the reporting period. Comparable store sales include stores that were relocated or remodeled and exclude stores that are closed. We also review the average sale per transaction, comparable store transactions, store traffic and sales conversion rates. Comparable store sales are an important indicator of current operating performance, with higher comparable store sales helping us to leverage our fixed expenses and positively impacting our operating results.

Gross Profit.    Gross profit is equal to our net sales minus cost of sales, plus license fee income generated from sales of footwear and maternity apparel in our leased departments. Cost of sales includes the direct cost of purchased merchandise, inbound freight to our distribution center, inventory shrinkage and inventory write-downs. Gross profit margin measures gross profit as a percentage of our net sales. Our gross profit may not be comparable to other retailers, as some companies include all of the costs related to their distribution network in cost of sales while others, like us, exclude a portion of these costs from cost of sales and include those costs in selling, general and administrative expenses. Our gross profit margin is a function of initial markup less markdowns, with higher initial markup and lower markdowns positively impacting our operating results.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include all operating costs not included in cost of sales. These expenses include payroll and other expenses related to operations at our corporate office, store expenses, occupancy costs, certain distribution and warehousing costs, pre-opening and closing expenses, depreciation and amortization and advertising expense. Our ability to manage store level and certain other operating expenses directly impacts our operating results.

Overview

The net loss for fiscal year 2014 was $3.5 million as compared to net income of $8.0 million for fiscal year 2013. The decrease in net income for fiscal year 2014 as compared to fiscal year 2013 was primarily due to a 4.8% comparable store sales decrease, a 60 basis point decrease in gross profit margin and higher selling, general and administrative expenses, partially offset by higher net sales attributable to new stores. We continue to have strong working capital and liquidity following the $15.0 million prepayment we made on the $45.0 million senior term loan in November 2014 and our current and long-term debt was $11 million lower at the end of fiscal year 2014 as compared to the end of fiscal year 2013. Below is a summary of our financial results for fiscal year 2014.

•	Net sales increased 2.4% for fiscal year 2014 as compared to fiscal year 2013. Higher net sales were driven by an increase in non-comparable store sales due to the addition of six new stores during fiscal year 2014 and the ten new stores opened in fiscal year 2013. Comparable store sales decreased 4.8% in fiscal year 2014 as compared to the prior year primarily due to a decrease in guest traffic. We completed a number of initiatives in fiscal year 2014, including several merchandising strategies focused on injecting breadth, diversity and value into our product selection and modifying our marketing strategy while leveraging our loyalty program. We believe that these initiatives, as well as initiatives we are working on in fiscal year 2015, including the launch of our eCommerce operation, will drive increased traffic and lead to an improvement in comparable store sales in fiscal year 2015 and beyond.

•	Gross profit margin decreased 60 basis points in fiscal year 2014 as compared to the prior year primarily as a result of a lower mark-up on merchandise purchases. The 60 basis point decrease in gross profit margin followed a 130 basis point decrease in fiscal year 2013.

•	Higher selling, general and administrative expenses were primarily attributable to the expansion of our store base, as seven stores were opened during fiscal year 2014, and the opening of our second distribution center in fiscal 2014.

Basis of Presentation and Results of Operations

Basis of Presentation

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. All references in these financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal years 2014 and 2013 represent fifty-two week years ended January 31, 2015 and February 1, 2014, respectively, while fiscal year 2012 represents a fifty-three week year ended February 2, 2013.

Results of Operations

The following table contains results of operations data for fiscal years 2014, 2013 and 2012.

	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
		(in 000’s)
Statements of Operations Data:
Net sales	$634,620	$619,559	$607,692
License fees from leased departments	8,608	7,828	7,361
Cost of sales	(378,883)	(365,463)	(350,212)

Gross profit	264,345	261,924	264,841
Selling, general and administrative expenses	(265,276)	(247,131)	(226,710)

Income / (loss) from operations	(931)	14,793	38,131
Interest expense, net	(4,998)	(2,482)	(481)

Income / (loss) before taxes	(5,929)	12,311	37,650
Income tax (expense) / benefit	2,453	(4,298)	(14,119)

Net income / (loss)	$(3,476)	$8,013	$23,531

The table below sets forth the components of the consolidated statements of income as a percentage of net sales.

	Year Ended January 31, 2015(1)	Year Ended February 1, 2014(1)	Year Ended February 2, 2013(1)
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
License fees from leased departments	1.4	1.3	1.2
Cost of sales	(59.7)	(59.0)	(57.6)

Gross profit	41.7	42.3	43.6
Selling, general and administrative expenses	(41.8)	(39.9)	(37.3)

Income / (loss) from operations	(0.1)	2.4	6.3
Interest expense, net	(0.8)	(0.4)	(0.1)

Income / (loss) before taxes	(0.9)	2.0	6.2
Income tax (expense) / benefit	0.4	(0.7)	(2.3)

Net income / (loss)	(0.5)%	1.3%	3.9%

(1)	Percentages may not foot due to rounding.

Fiscal Year 2014 Compared to Fiscal Year 2013

Net Sales

Net sales for fiscal year 2014 increased $15.1 million, or 2.4%, to $634.6 million as compared to $619.6 million for fiscal year 2013. This increase was primarily the result of a $43.1 million increase in non-comparable store sales due to the opening of six new stores in fiscal 2014 and ten new stores in fiscal 2013. Comparable store sales decreased $28.0 million, or 4.8%. The 4.8% comparable store sales decrease for fiscal year 2014 compares to the 7.4% comparable store sales decrease we incurred for fifty-two week fiscal year 2013 ended February 1, 2014. The comparable store sales decrease was primarily due to a mid-single digit decrease in comparable store guest traffic, which led to a mid-single digit decrease in comparable transactions, partially offset by a low single digit increase in the average sale per transaction. We rolled out our guest loyalty program to all stores in May 2013, which contributed to an improvement in the average sale per transaction in fiscal year 2014. We also experienced a slight increase in comparable sales conversion primarily driven by improved traffic in the fourth quarter of fiscal 2014. From a major merchandising category perspective, Apparel incurred a low single digit comparable store sales decrease for fiscal year 2014, led by a mid-single digit increase in our women’s apparel business, while Home Fashions, Accessories and Fragrances incurred mid-single digit comparable store sales decreases for fiscal year 2014.

We believe that the recent decline in comparable store sales, which began in the fourth quarter of fiscal 2012, is primarily the result of our merchandising selection and pricing strategies. Comparable store sales were also negatively impacted in fiscal 2014 by the reduction in merchandise receipts to right size our merchandise inventory levels. Initiatives that we completed in fiscal year 2014 and continue to work on in fiscal year 2015 include several merchandising sales growth strategies focused on injecting breadth, diversity and value into our product selection across a number of our Apparel and Home Fashions businesses, revitalizing the presentation of merchandise and the shopping experience for our guests and modifying our marketing strategy to focus on our merchandise and value proposition while leveraging our loyalty program. In addition, we plan to launch our eCommerce operation in fiscal year 2015 as an additional channel to service our guests while driving traffic into our stores with our guest loyalty program. We believe these initiatives will lead to improved comparable store sales performance in fiscal year 2015 and beyond.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for fiscal year 2014 increased $0.8 million, or 10.0%, to $8.6 million as compared to $7.8 million for fiscal year 2013 primarily due to new store growth and an increase in sales of footwear in our comparable stores.

Gross Profit

Gross profit, which includes license fees from leased departments, for fiscal year 2014 increased $2.4 million, or 0.9%, to $264.3 million as compared to $261.9 million in fiscal year 2013. Gross profit margin for fiscal year 2014 decreased 60 basis points to 41.7% of net sales as compared to 42.3% of net sales for fiscal year 2013. Of this decrease, approximately 70 basis points was due to a lower mark-up on merchandise purchases. This decrease in gross profit margin was partially offset by a 10 basis point decrease in markdowns as a percentage of sales during fiscal year 2014 as compared to fiscal year 2013. In the second quarter of fiscal 2014, we took additional permanent markdowns to address our aged clearance inventory levels strained by poor sales performance which improved our inventory position heading into the back to school and holiday seasons. In the fourth quarter of fiscal 2014, we reduced the level of promotional markdowns compared to fiscal 2013 and reinvested in permanent markdowns, consistent with our strategy of clearing current, slower moving merchandise in season. We believe this strategy improves our inventory position leading into fiscal year 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal year 2014 increased $18.1 million, or 7.3%, to $265.3 million as compared to $247.1 million for fiscal year 2013. As a percentage of net sales, selling, general and administrative expenses for fiscal 2014 increased to 41.8% as compared to 39.9% for fiscal 2013. The 190 basis point increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher store level expenses, higher distribution center expenses and higher corporate expenses associated with the decrease in comparable store sales, as well as higher depreciation and amortization expense. Distribution center expenses were also impacted by higher rent, utilities and management payroll expenses associated with the second distribution center and higher delivery charges associated with changes in capitalized freight as inventory declined during the year. Corporate expenses were also negatively impacted by non-recurring compensation costs related to the retirement of our former Chief Executive Officer (“CEO”) and our former Chief Merchandising Officer (“CMO”) during the first half of fiscal 2014 and the hiring of a new CEO and CMO in the second half of fiscal 2014, as well as rent expense associated with our new corporate headquarters that we moved into in early fiscal 2014.

Store expenses increased $6.7 million in fiscal year 2014 as compared to fiscal year 2013. This increase was primarily due to increased rent and real estate costs, maintenance, utilities, payroll and benefits and information technology expenses associated with new store growth, as well as a $0.4 million loss on the retirement of store fixtures that were replaced during the year, as well as fixed assets associated with stores closed in fiscal 2014. Store expenses were 25.7% of net sales in fiscal 2014 compared to 25.3% of net sales in fiscal 2013 with the increase primarily resulting from higher rent and real estate costs and higher maintenance expenses as a percentage of net sales associated with a decrease in comparable store sales and the loss on retirement of store fixtures that were replaced in fiscal 2014.

The $4.6 million increase in distribution center expenses was primarily the result of higher rent, utilities and management payroll expenses of $1.9 million associated with the second distribution center that opened at the end of the second quarter of fiscal 2014. We also incurred higher payroll and benefit costs of $1.5 million as we utilized temporary labor due to logistics inefficiencies associated with the transition to a multi-distribution center environment. In addition, we incurred higher outbound freight delivery charges of $1.1 million due to changes in capitalized freight associated with lowering inventory levels during fiscal 2014. Distribution center expenses increased to 4.4% of net sales in fiscal 2014 compared to 3.7% of net sales in fiscal 2013 primarily due to higher rent, utilities and management payroll associated with the second distribution center, as well as higher delivery charges associated with releasing capitalized freight charges and higher payroll as a percentage of net sales associated with a decrease in comparable store sales.

Depreciation and amortization expense increased $3.9 million, or approximately 60 basis points as a percentage of net sales, in fiscal 2014 as compared to fiscal 2013 due to increased property additions associated with new store openings, the new distribution center, the new corporate headquarters and investments in upgrading our information technology systems. We expect to continue to experience deleveraging in fiscal 2015 primarily as a result of a full year of depreciation on the new distribution center as compared to the last half of fiscal 2014.

Corporate expenses increased $3.6 million in fiscal 2014 as compared to fiscal 2013 primarily due to expenses of $1.6 million associated with the retirement of our former CEO and our former CMO in the first half of fiscal 2014 and the hiring of our new CEO and CMO in the second half of fiscal 2014, as well as a $1.1 million increase in rent expense associated with the move to our new corporate headquarters in the first quarter of fiscal 2014. Payroll costs increased $1.0 million for the addition of new staff positions to support our growth and merit compensation increases, partially offset by a decrease in share-based compensation expense associated with the former CEO’s and CMO’s separations in fiscal 2014 and a change in the estimated forfeiture rate of share-based awards in the first quarter of fiscal 2014 due to higher actual forfeiture rates than estimated. Benefit expenses were higher by $0.4 million primarily due to matching contributions to our 401(k) savings plan, which were suspended in fiscal 2013 but reinstated in fiscal 2014. These increases were partially offset by lower information technology professional services expenses of $0.5 million. Corporate expenses were 6.1% of net sales in fiscal 2014 compared to 5.7% of net sales in fiscal 2013 with the increase primarily resulting from expenses associated with our former CEO’s and CMO’s separations and the hiring of our new CEO and CMO, higher rent expense associated with our new corporate headquarters and higher payroll and benefit expenses as a percentage of net sales associated with a decrease in comparable store sales.

Pre-opening and closing expenses decreased $0.3 million, or approximately 10 basis points as a percentage of net sales, in fiscal 2014 as compared to fiscal 2013 as we opened six new stores in fiscal 2014 as compared to the opening of ten new stores fiscal 2013. In fiscal 2014, we incurred expenses associated with relocating an existing store and closing two existing stores compared to no store closures in fiscal 2013. We also incurred approximately $0.7 million of pre-opening expenses in fiscal 2014 associated with the opening of our second primarily distribution center at the end of the second quarter of fiscal 2014.

Advertising expenses decreased $0.3 million, or 10 basis points as a percentage of net sales, in fiscal 2014 as compared to fiscal 2013 primarily as a result of lower television expenses, partially offset by higher expenses associated with e-mail and other promotional advertising primarily directed towards our loyalty guests, higher marketing expenses for new stores and higher preprint expenses. We refined our marketing efforts in fiscal 2014 to help increase traffic in our stores and to drive comparable store sales. Advertising expenses were 2.9% of net sales in fiscal 2014 compared to 3.0% in fiscal 2013, with the decrease primarily associated with a decrease in promotional advertising in the fourth quarter and an increase in net sales.

Interest Expense, Net

Interest expense, net for fiscal year 2014 increased $2.5 million to $5.0 million compared to $2.5 million in fiscal year 2013. This increase was primarily the result of interest expense, including the amortization of deferred financing fees, related to the $45.0 million senior term loan that we entered into on August 27, 2013, as amended, as well as an increase in average borrowings on our revolving line of credit from $4.0 million during fiscal 2013 to $9.5 million during fiscal 2014.

Income / (Loss) Before Taxes

The loss before taxes for fiscal year 2014 was $5.9 million compared to income before taxes of $12.3 million in fiscal year 2013. As a percentage of net sales, the loss before taxes was (0.9%) of net sales for fiscal year 2014 compared to income before taxes of 2.0% of net sales in fiscal year 2013.

Income Tax (Expense) / Benefit

The income tax benefit for fiscal year 2014 was $2.5 million compared to income tax expense of $4.3 million in fiscal year 2013. The effective income tax rate for fiscal year 2014 was 41.4% compared to an effective income tax rate of 34.9% for fiscal year 2013. The effective rate differed from the federal enacted rate of 35% primarily due to federal tax credits and state taxes, net of federal benefits. The effective income tax rate for 2014 is higher due to the dollar amount of the federal tax credits being a larger percentage of the loss in fiscal 2014 compared to a larger income base in fiscal 2013. The state tax rate is lower in fiscal 2014 due to taxable income generated in entities that have separate state filing requirements despite a consolidated taxable loss. Additionally, not all of our taxable income in fiscal 2013 was subject to the 35% federal tax bracket based upon the Company’s lower taxable income.

Net Income / (Loss)

Net income for fiscal year 2014 decreased $11.5 million to a net loss of $3.5 million compared to net income of $8.0 million for fiscal year 2013. As a percentage of net sales, the net loss was (0.5%) of net sales for fiscal year 2014 compared to net income of 1.3% in fiscal year 2013.

Fiscal Year 2013 Compared to Fiscal Year 2012

Net Sales

Net sales for fiscal year 2013 increased $11.9 million, or 2.0%, to $619.6 million as compared to $607.7 million for fiscal year 2012. This increase was primarily the result of a $60.8 million increase in non-comparable store sales due to the opening of ten new stores in fiscal 2013 and nine new stores in fiscal 2012. Comparable store sales decreased $48.9 million, or 7.4%. The 7.4% comparable store sales decrease is for fifty-two week fiscal year 2013 ended February 1, 2014 compared to the 52 weeks ended January 26, 2013. Comparable store sales decreased 7.0% for fiscal year 2013 compared to the fifty-two weeks ended February 2, 2013. The comparable store sales decrease was primarily due to a low double digit decrease in comparable transactions, which represents our measure for guest traffic, partially offset by a low single digit increase in the average sale per transaction, which improved from fiscal year 2012 in part due to the rollout of our guest loyalty program to all stores in the second quarter of fiscal year 2013. From a major merchandising category perspective, Apparel incurred a mid-single digit comparable store sales decrease for fiscal year 2013, Home Fashions incurred a high single digit comparable store sales decrease and Accessories (including Fragrances) experienced a low double digit comparable store sales decrease for fiscal year 2013. We believe that the recent decline in comparable store sales, which began in the fourth quarter of fiscal 2012, is primarily the result of our merchandising selection.

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

Depreciation and amortization expense increased $2.9 million, or 40 basis points as a percentage of net sales, in fiscal 2013 as compared to fiscal 2012 due to increased property additions associated with ten new store openings in fiscal 2013 and investments in upgrading our information technology systems, including the implementation of Oracle’s enterprise merchandising system in fiscal year 2012. Depreciation and amortization expense in fiscal 2013 also includes $0.1 million of accelerated depreciation expense related to the Company’s plan to close three existing stores in fiscal 2014 and the corporate office relocation that occurred in early fiscal 2014.

The $1.6 million increase in distribution center expenses was primarily the result of higher outbound freight delivery charges of $0.7 million primarily associated with new store growth and higher payroll and benefit costs of $0.6 million related to processing the increase in merchandise inventory receipts associated with new store growth. The increase was also the result of higher rent expense of $0.4 million associated with our second distribution center, as rent expense began in November 2013. Distribution center expenses increased 20 basis points as a percentage of net sales to 3.7% of net sales in fiscal 2013 primarily from higher payroll and higher rent expense as a percentage of net sales associated with a decrease in comparable store sales.

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

Seasonality

Our business is subject to seasonal fluctuations, which are typical of retailers that carry a similar merchandise offering. A disproportionate amount of our sales and net income are realized during the fourth quarter, which includes the holiday selling season. In fiscal years 2014, 2013 and 2012, respectively, 32.1%, 32.3% and 33.3% of our net sales were generated in the fourth quarter. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving and Christmas and regional fluctuations for events such as sales tax holidays.

Liquidity and Capital Resources

Our primary ongoing cash requirements are for operating expenses, inventory, new store capital investment, investments in our information technology, investments in our distribution centers and capital expenditures for existing store improvements, as well as debt service. Our typical investment in a new store is approximately $1.3 million, which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.2 million have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores.

Our working capital at January 31, 2015 decreased $24.4 million, or 55.8%, to $19.4 million compared to working capital of $43.8 million at February 1, 2014. The decrease in working capital from February 1, 2014 to January 31, 2015 was primarily due to an increase in accounts payable associated with enhanced cash management, new store growth and the addition of a second distribution center in concert with a decrease in merchandise inventories on a comparable store basis as part of our strategy to reduce our inventory investment and improve inventory turnover.

Total long-term debt decreased from $52.3 million at February 1, 2014 to $41.3 million at January 31, 2015. On August 26, 2013, the Company’s board of directors approved and the Company declared a $69.9 million, or $3.60 per share of common stock, special cash dividend. To fund a portion of the special cash dividend payment, the Company entered into a $45.0 million senior term loan on August 27, 2013, which was amended on June 9, 2014 and November 14, 2014. The senior term loan has a maturity date of August 27, 2018. The Company paid down $15.0 million of principal on the senior term loan on November 17, 2014. The majority of the remaining principal is due on the maturity date, but requires quarterly principal payments through the maturity date. The senior term loan contains an early payment provision exercisable at the Company’s option, pursuant to which the Company may repay all or a portion of the outstanding principal amount at any time, subject to a prepayment penalty for any prepayments made during the first two years following the June 9, 2014 amendment. The remainder of the special cash dividend payment was partially funded by cash from operations, and principal payments on the senior term loan are funded by and will be funded by cash from operations and, as necessary, borrowings under the $80.0 million revolving line of credit facility, which was amended on November 14, 2014 and expires on August 27, 2018.

The senior term loan and revolving line of credit facility agreements, as amended on November 14, 2014, contain minimum availability and minimum liquidity tests that require a certain level of minimum excess availability under the revolving line of credit facility based on operating performance and a maximum leverage ratio on the senior term loan. The Company has sufficient liquidity and excess availability under its revolving line of credit facility.

There was $11.0 million of borrowings outstanding under our revolving line of credit facility at January 31, 2015, as compared to $7.3 million of borrowings outstanding under our revolving line of credit facility at February 1, 2014. Cash and cash equivalents were $7.6 million and $5.8 million at January 31, 2015 and February 1, 2014, respectively. Net cash provided by operating activities was $45.2 million for fiscal year 2014 compared to $20.8 million in fiscal year 2013. Average borrowings under our revolving line of credit facility increased to $9.5 million in fiscal year 2014 from $4.0 million in fiscal year 2013, in part due to the portion of the $69.9 million special cash dividend in 2013 that was funded with cash. The largest amount borrowed at one time during fiscal year 2014 was $35.6 million in the fourth quarter when our working capital needs peaked for the holiday selling season, compared to $31.5 million in the fourth quarter in fiscal 2013. Average availability under our revolving line of credit facility decreased 7.0% to $57.9 million in fiscal year 2014 compared to $62.2 million in fiscal year 2013 primarily due to the increase in average borrowings under the revolving line of credit facility in fiscal year 2014. Stockholders’ equity was $38.5 million as of January 31, 2015 compared to $41.8 million as of February 1, 2014.

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

Capital Expenditures

Net capital expenditures during fiscal years 2014, 2013 and 2012 were $30.8 million, $36.3 million and $21.0 million, respectively. Net capital expenditures were comprised of the following:

	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
		(in 000’s)
Recurring capital expenditures
New and existing stores	$27,260	$39,115	$26,658
Technology-related investments	4,349	3,603	5,883
Existing distribution center improvements	200	785	1,696
Non-recurring capital expenditures
Second distribution center	8,533	13,388	—
New corporate office	2,520	3,242	—

Gross capital expenditures	42,862	60,133	34,237
Less: Proceeds from sale-leaseback transactions	(12,064)	(23,812)	(13,197)

Net capital expenditures	$30,798	$36,321	$21,040

We lease all of our store locations. In certain cases, we negotiate leases whereby we take responsibility for construction of a new store during the construction period and are reimbursed for our costs from the landlord. When this situation occurs, we report the construction costs as part of our capital expenditures and, as reimbursements for structural assets, such as the building shell, are received from the landlord for construction costs where we are the accounting owner during the construction period, we report the proceeds received from the landlord as proceeds from sale-leaseback transactions.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
		(in 000’s)
Cash flows provided by operating activities	$45,180	$20,815	$26,505
Cash flows used in investing activities	(30,686)	(36,321)	(20,617)
Cash flows used in financing activities	(12,619)	(19,559)	(477)

Increase (decrease) in cash and cash equivalents	1,875	(35,065)	5,411
Cash and cash equivalents, beginning of period	5,759	40,824	35,413

Cash and cash equivalents, end of period	$7,634	$5,759	$40,824

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items primarily including depreciation and amortization, deferred taxes, share-based compensation and the effect of working capital changes.

2014 versus 2013 – Operating cash flows of $45.2 million in fiscal 2014 included the net loss of $3.5 million and non-cash charges of $20.8 million primarily related to $13.7 million in depreciation and amortization expense, $6.0 million of changes in deferred income taxes, $0.6 million of amortization of deferred financing fees, a loss on the retirement/disposal of property and equipment of $0.4 million, $0.4 million of share-based compensation expense, and a reduction to noncash charges of $0.3 million for a deferred tax asset shortfall related to share-based compensation. Net cash provided by operating activities in fiscal 2014 was favorably impacted by a $21.8 million increase in accounts payable due to enhanced cash management, new store growth, the addition of a second distribution center in fiscal 2014 and the timing of inventory purchases. Other items that favorably impacted operating cash flows include a $4.7 million increase in accrued expenses and other liabilities primarily due to an increase in new store activity for the six new stores opened in fiscal 2014 and guest loyalty rewards earned but not yet redeemed as the number of loyalty guests grew significantly since the launch of the program in May 2013 and a $3.8 million increase in deferred rent associated with the six new stores opened in fiscal 2014 and three of the six new stores we plan to open in fiscal 2015. Operating cash flows were also favorably impacted by a $0.2 million decrease in merchandise inventories primarily associated with a decrease in comparable and average store inventories and a $0.1 million decrease in prepaid expenses and other current assets. Operating cash flows were reduced by a $2.7 million increase in accounts, landlord and income taxes receivable primarily due to a $4.7 million increase in income taxes receivable associated with federal bonus depreciation on our property and equipment placed in service in fiscal 2014 and the income tax benefit related to our loss before taxes in fiscal 2014. The increase in accounts, landlord and income taxes receivable was reduced by a $3.2 million decrease in landlord receivables related to tenant improvement allowances associated with new store growth as fewer new stores were opened in fiscal 2014 compared to fiscal 2013, partially offset by a $1.2 million increase in accounts receivable. Operating cash flows were also reduced by a $0.1 million increase in other assets.

Net cash provided by operating activities in fiscal year 2014 was $45.2 million compared to $20.8 million for fiscal year 2013, a $24.3 million increase. The primarily driver of the increase in operating cash flows in fiscal 2014 as compared to fiscal 2013 was the $0.2 million decrease in merchandise inventories in fiscal 2014 compared to the $16.7 million increase in merchandise inventories in fiscal 2013 resulting from the deterioration in our financial performance and significant aged clearance inventory levels at the end of fiscal 2013. Another significant driver of the increase in operating cash flows was an increase in accounts payable in fiscal 2014 of $21.8 million in fiscal 2014 versus an $8.4 million increase in fiscal 2013 associated with enhanced cash management practices implemented in fiscal 2014. These increases in operating cash flows in fiscal 2014 as compared to fiscal 2013 were partially offset by the decrease in net income (loss) from net income of $8.0 million in fiscal year 2013 to a net loss of $3.5 million in fiscal year 2014. The decrease in new store openings in fiscal 2014 as compared to fiscal 2013 also led to lower operating cash flows related to deferred rent in fiscal 2014 as compared to fiscal 2013.

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

Cash Flows from Investing Activities

2014 versus 2013 – Net cash used in investing activities during fiscal year 2014 was $30.7 million compared to $36.3 million in fiscal year 2013. Cash of $42.9 million and $60.1 million was used for purchases of property and equipment during fiscal year 2014 and 2013, respectively. Cash used in investing activities related primarily to $27.3 million invested in new and existing stores during fiscal 2014. Of the $27.3 million, $15.9 million was invested in the six new stores opened and one store relocated during fiscal 2014, $5.8 million was used for new stores that are opening in fiscal 2015, and the remaining $5.6 million was used for fixtures and store improvements for existing stores. This compares to $39.1 million invested in new and existing stores during fiscal year 2013, of which $26.3 million was invested in the ten new stores opened during fiscal 2013, $5.7 million was used for new stores that opened in fiscal 2014 and the remaining $7.2 million was used for fixtures and store improvements for existing stores. The decrease in cash invested in new store openings to $15.9 million in fiscal 2014 compared to $26.3 million in fiscal 2013 primarily resulted from six new store openings in fiscal 2014 compared to ten new store openings in fiscal 2013. The decrease in cash invested in fixtures and store improvements for existing stores to $5.6 million in fiscal 2014 compared to $7.2 million in fiscal 2013 resulted from a decrease in the number of remodel projects completed in fiscal 2014 as compared to fiscal 2013. As part of our expansion strategy, we will continue to make investments in our new and existing stores, as we plan to open six new stores in fiscal 2015.

The decrease in cash used in investing activities in fiscal 2014 as compared to fiscal 2013 also resulted from a decrease in cash invested in the second distribution center that opened in the second quarter of fiscal 2014, which decreased from $13.4 million in fiscal 2013 when construction of the second distribution center began to $8.5 million in fiscal 2014, and a decrease in cash invested in furniture, fixtures and equipment related to our new corporate headquarters, which we moved into during the first quarter of fiscal 2014, from $3.2 million in fiscal 2013 to $2.5 million in fiscal 2014. Existing distribution center improvements also decreased from $0.8 million in fiscal 2013 to $0.2 million in fiscal 2014. These decreases in cash used in investing activities in fiscal 2014 as compared to fiscal 2013 were partially offset by an increase in investments in information technology equipment and software, which were $4.3 million in fiscal year 2014 compared to $3.6 million in fiscal year 2013, with the increase primarily relating to technology improvements made in our retail stores in fiscal 2014.

Proceeds from sale-leaseback transactions were $12.1 million and $23.8 million in fiscal year 2014 and 2013, respectively, where the Company was deemed the accounting owner of the property and equipment during the new store construction period pursuant to the underlying lease agreement. The decrease in cash generated from proceeds from sale-leaseback transactions primarily resulted from fewer new store openings in fiscal 2014 as compared to fiscal 2013.

Capital expenditures, net of proceeds from the sale-leaseback of real estate related to new store construction, of $14.0 million to $16.0 million are planned for fiscal 2015 for investments in information technology systems, fixtures and store improvements for certain of our existing stores, equipment for our distribution center and for the six new stores planned to open in fiscal 2015. Investments in information technology systems include those associated with the launch of our eCommerce operation in fiscal 2015.

Net cash used in investing activities in fiscal 2014 also includes $0.1 million of cash received primarily from the sale of store fixtures that were replaced during the period and $39 thousand of insurance proceeds related to casualty claims for damages to an existing store.

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

The increase in cash used in investing activities in fiscal 2013 as compared to fiscal 2012 is also due to the $13.4 million invested in the second distribution center opening in mid-2014 for which construction began in fiscal 2013 and $3.2 million invested in furniture, fixtures and equipment related to our corporate headquarters, which were relocated to a new leased building in early 2014. Investments in information technology equipment and software during fiscal 2013 was $3.6 million compared to $5.9 million in fiscal year 2012, with the decrease primarily relating to lower software investments. Additionally, existing distribution center improvements were $0.8 million and $1.7 million for fiscal year 2013 and 2012, respectively.

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

Cash Flows from Financing Activities

2014 versus 2013 – Net cash used by financing activities was $12.6 million in fiscal 2014 compared to $19.6 million in fiscal year 2013. The Company received cash from a $45.0 million senior term loan entered into on August 27, 2013. Principal payments of $15.6 million were made on the senior term loan during fiscal 2014, including an additional $15.0 principal payment made in November 2014. Cash of $0.1 million and $0.2 million was used during fiscal 2014 and 2013, respectively, for payments on capital lease and financing agreements. Dividends of $0.1 million were paid in fiscal 2014 on restricted stock that vested in fiscal 2014 related to the special cash dividend declared in August 2013. Borrowings and repayments on the revolving line of credit facility were $211.4 million and $207.6 million, respectively, during fiscal 2014, as the borrowings outstanding on the revolving line of credit facility increased from $7.3 million at February 1, 2014 to $11.0 million at January 31, 2015. Borrowings and repayments on the revolving line of credit facility during fiscal 2013 were $62.0 million and $54.7 million, respectively. Cash of $0.7 million was paid for debt issuance costs during fiscal 2014 related to the amendment of the senior term loan in June 2014 and November 2014 and the amendment of the revolving line of credit facility in November 2014, while cash of $2.0 million was paid for debt issuance costs during fiscal 2013 related to the $45.0 million senior term loan and the refinancing of the revolving line of credit facility in August 2013. Cash of $15 thousand and $0.1 million was used for the repurchase of common stock in fiscal years 2014 and 2013, respectively, for withholding taxes on vested restricted stock. Proceeds of $0.1 million were received during fiscal 2013 in connection with the exercise of stock options.

2013 versus 2012 – Net cash used by financing activities was $19.6 million in fiscal 2013 compared to $0.5 million in fiscal year 2012. To fund a portion of the $69.9 million, or $3.60 per share, special cash dividend declared on August 26, 2013, of which $69.7 million was paid in fiscal 2013, the Company entered into a $45.0 million senior term loan on August 27, 2013. Borrowings of $7.3 million were outstanding on the revolving line of credit facility at February 1, 2014, resulting from borrowings and repayments on the revolving line of credit facility of $62.0 million and $54.7 million, respectively. There were no borrowings on the revolving line of credit facility in fiscal 2012. Cash of $2.0 million was paid for debt issuance costs during fiscal 2013 related to the $45.0 million senior term loan and the refinancing of the revolving line of credit facility in August 2013. Cash of $0.2 million and $0.7 million was used during fiscal 2013 and 2012, respectively, for payments on capital lease and financing agreements. Cash of $0.1 million was used for the repurchase of common stock in fiscal 2013 for withholding taxes on vested restricted stock. Proceeds of $0.1 million were received during fiscal 2013 in connection with the exercise of stock options. In May 2012, we received net cash proceeds of $0.2 million in connection with a public offering of shares of our common stock.

Existing Credit Facilities

Gordmans, Inc. is the borrower under an $80.0 million loan, guaranty and security agreement dated as of February 20, 2009, as amended November 14, 2014, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) as agent and a lender and with certain other lender parties thereto from time to time. Gordmans Stores, Inc., Gordmans Intermediate Holdings Corp., Gordmans Distribution Company, Inc., Gordmans Management Company, Inc. and Gordmans LLC are all guarantors under the loan agreement. The agreement allows the Company to increase the maximum available borrowings to $100.0 million as necessary. On November 14, 2014, the Company amended the loan, guaranty and security agreement to waive the restriction associated with a prepayment of the senior term loan. The amendment increased the interest rate by 0.25% and introduced a minimum availability covenant, which is measured based on operating performance and a minimum fixed charge coverage ratio. The description which follows includes the terms of the seventh amendment to the loan agreement, which became effective November 14, 2014.

The revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on August 27, 2018. At January 31, 2015, there were $11.0 million of borrowings outstanding under our revolving line of credit facility as compared to outstanding borrowings of $7.3 million at February 1, 2014. A minimum liquidity test is performed on a monthly basis to determine the amount of excess availability the Company must have on that date. Should a minimum fixed charge coverage ratio or level of operating performance as defined in the agreement not be met, minimum excess availability must be equal to or greater than $20.0 million, otherwise, minimum excess availability must be equal to the greater of at least 10% of the borrowing base or $6.0 million. Availability under our revolving line of credit facility was $44.1 million at January 31, 2015, which exceeded the required minimum excess availability and included letters of credit issued with an aggregate face amount of $7.0 million, compared to availability of $53.8 million at February 1, 2014, including letters of credit issued with an aggregate face amount of $0.8 million. There were borrowings on the facility of $211.4 million during fiscal 2014 and repayments of $207.6 million during fiscal 2014.

Interest is payable on borrowings under the revolving line of credit facility monthly at a rate equal to LIBOR or the base rate as selected by management, plus an applicable margin which ranges from 0.75% to 2.75% set quarterly dependent upon the seasonal or non-seasonal period and average net availability under the revolving line of credit facility during the previous quarter.

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

Among other provisions, the loan, guaranty and security agreement relating to the Company’s revolving line of credit facility contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under the senior term loan and indebtedness not to exceed $11,000,000 in any fiscal year and $30,000,000 in the aggregate to finance the acquisition, construction or installation of equipment or fixtures at the Company’s retail store locations, distribution centers or corporate office. The revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $500,000 in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries and (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with the ordinary corporate governance, overhead, legal and accounting and maintenance. The loan, guaranty and security agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. As of January 31, 2015, the Company was in compliance with all of its debt covenants under the loan, guaranty and security agreement. The agreement also contains cross default provisions with the senior term loan. Should the Company default on any of its covenants associated with the loan, guaranty and security agreement or the senior term loan, Wells Fargo Bank, N.A. may make any outstanding amounts on the revolving line of credit facility immediately due and payable.

On August 27, 2013, Gordmans, Inc. entered into a $45.0 million senior term loan, as amended June 9, 2014 and November 14, 2014, with Cerberus Business Finance, LLC. The senior term loan has a maturity date of August 27, 2018, with payments of $0.3 million due on a quarterly basis through October 2015 and payments of $0.4 million due on a quarterly basis beginning January 2016 through the maturity date, with the remaining principal due on the maturity date. On June 9, 2014, the Company amended the senior term loan to revise the fixed charge coverage ratio and leverage ratio covenants to be less restrictive, revise the annual capital expenditures limitation, introduce a liquidity test that could result in a 1% increase in the interest rate depending on operating performance and the fixed charge coverage ratio, and extend the prepayment penalty period. On November 14, 2014, the Company amended the senior term loan to remove the fixed charge coverage ratio covenant, revise the leverage ratio covenant to be less restrictive and introduce a separate minimum liquidity test to require minimum liquidity based on a minimum fixed charge coverage ratio. The Company made a $15.0 million early payment on the senior term loan in November 2014. The description which follows includes the terms of the waiver and first amendment to the senior term loan agreement, which became effective June 9, 2014, and the second amendment to the senior term loan agreement, which became effective on November 14, 2014.

The senior term loan contains an early payment provision, exercisable at the Company’s option, pursuant to which the Company may repay all or a portion of the outstanding principal amount at any time, subject to a prepayment penalty applicable during the first two years from the June 9, 2014 amendment date. The senior term loan carries an interest rate equal to the prime rate (subject to a floor of 3.25%) plus 5.25% or the LIBOR rate (subject to a floor of 1.5%) plus 7.0%, as selected by the Company. The senior term loan includes a liquidity test to which the Company is subject at each measurement date, as defined in the agreement, which has resulted in a 1% increase in the interest rate since the amendment date and will continue to be applicable should the Company fail to meet the minimum liquidity requirements. Further, the Company is required to have minimum liquidity, as defined in the agreement, based on the fixed charge coverage ratio for the preceding four consecutive fiscal quarters at each measurement date. Should the fixed charge coverage ratio fall below a certain level, the minimum liquidity under the agreement is $30.0 million; otherwise, if the fixed charge coverage ratio is equal to or greater than a certain level, minimum liquidity is $20.0 million. The Company had sufficient liquidity at January 31, 2015, as the Company’s liquidity at January 31, 2015 exceeded the minimum amount required. The Company expects to be in compliance with this covenant throughout fiscal 2015.

The senior term loan is secured on a second lien basis by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. The senior term loan contains certain financial covenants, including a maximum leverage ratio, which was made less restrictive by the amendments to the senior term loan in fiscal 2014, and limitations on the annual amount of capital expenditures, which were also revised by the amendment. The senior term loan also contains customary affirmative and negative covenants substantially similar to those under the revolving line of credit facility. Should the Company default on any of its covenants, the lenders may demand that the outstanding balance of the senior term loan be immediately due and payable, at which point the Company would also be in default of covenants contained in its revolving line of credit facility. As of January 31, 2015, the Company was in compliance with all of its debt covenants under the senior term loan agreement. The Company expects to be in compliance with all of its debt covenants, including the financial covenants, for measurement periods occurring throughout fiscal 2015.

Based on the borrowing rates currently available to the Company for debt with similar terms and the variable interest rate of the senior term loan, which has not changed since the agreement was signed in August 2013, the fair value of the senior term loan approximates its carrying amount of $29.4 million at January 31, 2015. Fair value approximates the carrying value of balances outstanding on the revolving line of credit facility due to both the short-term nature of these borrowings and the variable interest rates of this agreement.

We also entered into two financing arrangements to purchase computer hardware and software during fiscal 2014. The Company’s remaining obligation under the financing arrangements is $0.8 million at January 31, 2015.

Contractual Obligations and Off-Balance-Sheet Arrangements

As noted on the following table, we had contractual obligations and commitments as of January 31, 2015 that may affect our financial condition. However, management believes that there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the our financial condition, results of operations, or cash flows. Other than the letters of credit set forth in the table below, we did not have any off-balance-sheet arrangements as of January 31, 2015. Letters of credit are entered into with certain of our vendors and Wells Fargo Bank, N.A. with terms that are financially and operationally beneficial to both parties primarily related to certain vendor financing partners and insurance providers for self-insurance reserves.

The following table summarizes our contractual obligations and commitments as of January 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in 000’s)
Contractual Obligations:
Capital leases(1)	$894	$192	$384	$318	$—
Operating leases(2)(3)	356,414	54,503	94,505	75,768	131,638
Senior term loan(4)	38,555	4,012	8,421	26,122	—
Revolving line of credit	11,034	—	—	11,034	—
Letters of credit	6,990	6,990	—	—	—
Purchase orders(5)	215,610	215,610	—	—	—

Total	$629,497	$281,307	$103,310	$113,242	$131,638

(1)	Includes principal and interest payments on capital lease obligations.

(2)	Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds, but are not included in operating lease obligations. Two retail stores with provisions for additional contingent rent exceeded the applicable sales thresholds in fiscal 2014. Contingent rent was $0.1 million in fiscal 2014.

(3)	Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 37% of lease expense for our retail stores in fiscal 2014.

(4)	Includes $29.4 million of principal payments and $9.1 million of interest payments on the senior term loan. Interest is calculated using the interest rate of 9.50% at January 31, 2015.

(5)	Purchase orders consist of open purchase orders for merchandise, net of receipts already received on those orders. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.

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

Revenue Recognition

Revenue is recognized at the point-of-sale when payment is received and the guest takes possession of the merchandise, net of estimated returns and allowances and exclusive of sales tax. License fees from leased departments represent a percentage of total footwear and maternity sales due to the licensing of the footwear and maternity businesses to third parties. Footwear and maternity sales under these licensing arrangements are not included in net sales, but are included separately on the statement of operations. Layaway sales are deferred until the final sales transaction has been completed. Sales of gift cards are deferred until they are redeemed for the purchase of our merchandise. Income from unredeemed gift cards is recorded when the likelihood of redemption becomes remote, which has been determined to be three years from the date of issuance, based on historical redemption patterns that are not expected to change significantly in the future. The Company reserves for estimated merchandise returns based on historical experience and various other assumptions that we believe to be reasonable. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. A significant increase in merchandise returns could have a materially unfavorable impact on our results of operations. We similarly record deferred revenue on our balance sheet for merchandise credits issued to guests in exchange for merchandise returns and recognize this revenue upon the redemption of the merchandise credits.

Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis using the conventional retail inventory method. Under the retail inventory method, the cost value of inventory and gross profit are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. This method involves management estimates with regard to such areas as markdowns and inventory shrinkage. A significant factor involves the recording and timing of permanent markdowns. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. An inventory shrinkage rate is estimated for interim periods, but is based on a full physical inventory near the fiscal year end. An inventory obsolescence reserve is estimated based on historical experience and the age of the inventory. A significant increase in the shrinkage rate or inventory obsolescence reserve could have a materially unfavorable impact on our results of operations and on our balance sheet. All inventories are in one class and are classified as finished goods. Inventories in possession of our carrier are included in merchandise inventories as legal title and risk of loss has passed.

Property and Equipment

Property and equipment are recorded at cost and are depreciated for financial reporting purposes using the straight-line method over their estimated useful lives. Leasehold improvements are depreciated over the lesser of their related lease terms or useful life. The Company uses the original lease term, excluding renewal option periods, to determine the estimated useful lives for leases with renewal periods at the Company’s option. Equipment recorded under capital leases is amortized using the straight-line method over the shorter of the related lease term or useful life of the asset. Any changes in the useful lives of property and equipment resulting from changes in estimates, the condition or utilization of the assets or plans to replace the property and equipment could have a materially unfavorable impact on our results of operations and on our balance sheet.

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

Share-Based Compensation

We recognize all share-based payments to employees in the consolidated statements of operations based on the grant date fair value of the award for those awards that are expected to vest. Forfeitures of awards are estimated at the time of grant based on historical experience and revised appropriately in subsequent periods if actual forfeitures differ from those estimates. Forfeiture rates were reviewed and revised as necessary based on actual forfeiture rates and expected future forfeitures on awards. We utilize the Black-Scholes option valuation model to calculate the value of each stock option. Expected volatility was based on historical volatility of the common stock for a peer group of other companies within the retail industry. As the Company continues to gain more experience as a public company, the Company will begin to incorporate its own historical volatility into its expected volatility. The expected term of the options represents the period of time until exercise or termination and, for grants beginning in fiscal 2011, is estimated using the simplified method, or the average of the vesting period and the original contractual term, as it is not practical to use our historical experience to estimate the expected term as our shares have not been publicly traded for a significant period of time. In fiscal year 2010, the expected term was based on the historical experience of similar awards. The risk free rate is based on the U.S. Treasury rate at the time of the grants for instruments of a comparable life. The dividend yield was assumed to be 2.0% based on historical and expected dividend payments. Any significant changes in these estimates used to value stock options could have a significant impact on share-based compensation and, thus, our results of operations.

Income Taxes

We calculate our current and deferred tax provision for the fiscal year based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the applicable year. Adjustments based on filed returns are recorded in the appropriate periods when identified. Historically, there have been no such significant adjustments. We file a consolidated federal tax return, generally in the third fiscal quarter of the subsequent fiscal year.

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

Recent Accounting Standards and Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), in conjunction with the International Accounting Standards Board (“IASB”), issued Accounting Standards Update No. 2014-09, Revenue from Contracts With Customers, which creates a new topic in the FASB Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts With Customers (“ASC 606”). This converged revenue recognition standard establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, includes new and more detailed guidance on particular topics and expands and improves disclosures about revenue. This guidance is effective for annual reporting periods beginning on or after December 15, 2016, including interim periods therein, or the beginning of the fiscal year ending February 3, 2018 for the Company. The Company is currently evaluating the impact of the standard to determine its impact on its revenue recognition policies and practices, operations or financial statements. The standard will most likely result in additional disclosure in the notes to the financial statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance elevates the threshold for qualification for discontinued operations treatment to a disposal that represents a strategic shift that has a major effect on an organization’s operations or financial results. This guidance also requires expanded disclosures for transactions that qualify as a discontinued operation and requires disclosure of individually significant components that are disposed of or held for sale but do not qualify for discontinued operations reporting. This guidance is effective prospectively for all disposals or components initially classified as held for sale in periods beginning on or after December 15, 2014, or the beginning of the fiscal year ending January 30, 2016 for the Company. The Company does not anticipate this guidance having a material impact to its financial statements.

In an exposure draft issued in 2013, the FASB, together with the IASB, has proposed a comprehensive set of changes in generally accepted accounting principles (“GAAP”) for leases. This proposed change in its current exposure draft form would create a new accounting model for us and eliminates the concept of operating leases. The lease accounting model contemplated by the proposed standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, the leases for our stores are accounted for as operating leases, with no related assets and liabilities on our balance sheet. The proposed standard also contains two different approaches for amortizing the right of use asset, and we believe the straight-line approach would be used on our store leases. The straight-line approach is similar to how we currently amortize rental payments for our store leases on a straight-line basis over the lease term. No date has been determined for the issuance of the final standard. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance. The proposed accounting standard, as currently drafted, could have a material impact on our consolidated balance sheets. This exposure draft is non-cash in nature and would not impact our cash position, although it could impact how we negotiate leases for our stores in the future.

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

Borrowings under the revolving line of credit facility bear interest at the base rate plus 0.75% (3.75% at January 31, 2015) with an option to bear interest at the LIBOR interest rate plus 2.00%. Borrowings under the revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $80.0 million. Borrowings under the revolving line of credit facility during fiscal year 2014 were $211.4 million and repayments on our revolving line of credit facility were $207.6 million, with $35.6 million being the largest amount borrowed at one time, and $11.0 million of borrowings were outstanding under our revolving credit facility at January 31, 2015. Average daily borrowings during fiscal year 2014 were $9.5 million. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the revolving line of credit facility. As of January 31, 2015, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.1 million per year.

Borrowings under the senior term loan bear interest at the prime rate plus 5.25% with a floor of 3.25% (8.50% at January 31, 2015) with an option to bear interest at the LIBOR interest rate plus 7.0% with a floor of 1.5%. In addition, the senior term loan includes a minimum liquidity test at each measurement date, which could result in a 1.0% increase in the interest rate should the Company fail to meet the minimum liquidity test. At January 31, 2015, the interest rate on the senior term loan was 9.50%, including the additional 1.0% charged as a result of the minimum liquidity measurement implemented with the amendment of the senior term loan on June 9, 2014. We performed a sensitivity analysis assuming a hypothetical 100 basis point increase in the interest rate applied to the average amount outstanding on the senior term loan (assumes no prepayments of principal other than the $15.0 million prepayment made in November 2014). As of January 31, 2015, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.3 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Gordmans Stores, Inc.

We have audited the accompanying consolidated balance sheets of Gordmans Stores, Inc. and subsidiaries (“the Company”) as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gordmans Stores, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2015, based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 2, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Kansas City, Missouri

April 2, 2015

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except share data)

	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
Net sales	$634,620	$619,559	$607,692
License fees from leased departments	8,608	7,828	7,361
Cost of sales	(378,883)	(365,463)	(350,212)

Gross profit	264,345	261,924	264,841
Selling, general and administrative expenses	(265,276)	(247,131)	(226,710)

Income / (loss) from operations	(931)	14,793	38,131
Interest expense, net	(4,998)	(2,482)	(481)

Income / (loss) before taxes	(5,929)	12,311	37,650
Income tax (expense) / benefit	2,453	(4,298)	(14,119)

Net income / (loss)	$(3,476)	$8,013	$23,531

Basic earnings / (loss) per share	$(0.18)	$0.42	$1.23
Diluted earnings / (loss) per share	$(0.18)	$0.41	$1.21

Basic weighted average shares outstanding	19,360,478	19,288,623	19,165,260
Diluted weighted average shares outstanding	19,360,478	19,345,308	19,405,218

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in 000’s except share data)

	January 31, 2015	February 1, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,634	$5,759
Accounts receivable	3,930	2,755
Landlord receivable	1,559	4,716
Income taxes receivable	8,525	3,809
Merchandise inventories	94,470	94,711
Deferred income taxes	2,895	2,815
Prepaid expenses and other current assets	8,535	8,361

Total current assets	127,548	122,926
PROPERTY AND EQUIPMENT, net	91,601	76,393
INTANGIBLE ASSETS, net	1,820	1,906
OTHER ASSETS, net	5,908	5,762

TOTAL ASSETS	$226,877	$206,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$64,349	$42,561
Accrued expenses	31,353	28,748
Current portion of long-term debt	12,463	7,813

Total current liabilities	108,165	79,122
NONCURRENT LIABILITIES:
Long-term debt, less current portion	28,827	44,437
Deferred rent	35,381	31,591
Deferred income taxes	15,636	9,553
Other liabilities	381	479

Total noncurrent liabilities	80,225	86,060

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of January 31, 2015 and February 1, 2014, respectively	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 19,985,256 issued and 19,576,623 outstanding as of January 31, 2015, 19,824,856 issued and 19,420,444 outstanding as of February 1, 2014	20	19
Additional paid-in capital	53,870	53,795
Accumulated deficit	(15,403)	(12,009)

Total stockholders’ equity	38,487	41,805

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$226,877	$206,987

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share data)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE, January 28, 2012	19,315,664	$19	$51,327	$26,377	$77,723
Share-based compensation expense	—	—	956	—	956
Issuance of common stock pursuant to public offering, net of transaction costs of $457	40,000	—	178	—	178
Issuance of restricted stock, net of forfeitures	48,658	—	—	—	—
Net income	—	—	—	23,531	23,531

BALANCE, February 2, 2013	19,404,322	19	52,461	49,908	102,388
Share-based compensation expense	—	—	1,250	—	1,250
Issuance of restricted stock	8,400	—	—	—	—
Repurchase of common stock	(4,632)	—	(52)	—	(52)
Exercise of stock options	12,354	—	136	—	136
Dividend declared ($3.60 per share)	—	—	—	(69,930)	(69,930)
Net income	—	—	—	8,013	8,013

BALANCE, February 1, 2014	19,420,444	19	53,795	(12,009)	41,805
Share-based compensation expense	—	—	362	—	362
Deferred tax asset shortfall related to share-based compensation expense	—	—	(272)	—	(272)
Issuance of restricted stock, net of forfeitures	160,400	1	—	—	1
Repurchase of common stock	(4,221)	—	(15)	—	(15)
Forfeiture of dividends payable on unvested restricted stock	—	—	—	82	82
Net loss	—	—	—	(3,476)	(3,476)

BALANCE, January 31, 2015	19,576,623	$20	$53,870	$(15,403)	$38,487

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$(3,476)	$8,013	$23,531
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization expense	13,698	9,841	6,978
Amortization of deferred financing fees	620	499	319
Loss on retirement/sale of property and equipment	435	—	48
Deferred income taxes	6,003	119	2,979
Deferred tax asset shortfall related to share-based compensation	(272)	—	—
Share-based compensation expense	362	1,250	956
Net changes in operating assets and liabilities:
Accounts, landlord and income taxes receivable	(2,734)	856	2,395
Merchandise inventories	241	(16,705)	(12,671)
Prepaid expenses and other current assets	83	(1,809)	(1,313)
Other assets	(52)	(1,206)	(806)
Accounts payable	21,788	8,350	(1,823)
Deferred rent	3,790	9,594	7,083
Accrued expenses and other liabilities	4,694	2,013	(1,171)

Net cash provided by operating activities	45,180	20,815	26,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(42,862)	(60,133)	(34,237)
Proceeds from sale-leaseback transactions	12,064	23,812	13,197
Cash received on sale of property and equipment	73	—	—
Proceeds from insurance settlement	39	—	423

Net cash used in investing activities	(30,686)	(36,321)	(20,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(71)	(69,682)	—
Borrowings on revolving line of credit	211,350	61,973	—
Repayments on revolving line of credit	(207,566)	(54,723)	—
Payment of long-term debt	(15,603)	(189)	(655)
Proceeds from senior term loan	—	45,000	—
Debt issuance costs	(714)	(2,022)	—
Repurchase of common stock	(15)	(52)	—
Proceeds from the exercise of stock options	—	136	—
Proceeds from issuance of common stock pursuant to public offering, net of transaction costs of $457	—	—	178

Net cash used in financing activities	(12,619)	(19,559)	(477)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,875	(35,065)	5,411
CASH AND CASH EQUIVALENTS, Beginning of period	5,759	40,824	35,413

CASH AND CASH EQUIVALENTS, End of period	$ 7,634	$5,759	$40,824

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Amounts)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Gordmans Stores, Inc. (the “Company”) operated 97 everyday value price department stores under the trade name “Gordmans” located in 21 states as of January 31, 2015. Gordmans offers a wide assortment of name brand clothing and footwear for men, women and children, accessories (including fragrances) and home fashions for up to 60% off department store regular prices every day in a fun, easy-to-shop environment.

Basis of Presentation – The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its 100% owned subsidiaries: Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc., and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation.

Reporting Year – The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. All references in these financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal years 2014 and 2013 represent the fifty-two week years ended January 31, 2015 and February 1, 2014, respectively, and fiscal year 2012 represents the fifty-three week year ended February 2, 2013.

Revenue Recognition – Revenue is recognized at the point-of-sale when payment is received and the guest takes possession of the merchandise, net of estimated returns and allowances and exclusive of sales tax. License fees from leased departments represent a percentage of total footwear and maternity sales due to the licensing of the footwear and maternity businesses to third parties. Footwear and maternity sales under these licensing arrangements are not included in net sales, but the license fees received from leased departments are included separately on the statement of operations. Layaway sales are deferred until the sale has been paid in full. Sales of gift cards are deferred until they are redeemed for the purchase of the Company’s merchandise. A current liability for unredeemed gift cards is recorded at the time the cards are purchased. The gift card and certificate liability, recorded in “Accrued Expenses” on the consolidated balance sheets, was $3.7 million and $3.5 million at January 31, 2015 and February 1, 2014, respectively. Gift card breakage is recorded as revenue when the likelihood of redemption, based on historical redemption patterns, becomes remote, which has been determined to be three years from the date of issuance. Total gift card breakage was $0.2 million during each of fiscal years 2014, 2013 and 2012, respectively. The Company records deferred revenue on its consolidated balance sheets for merchandise credits issued which are related to guest returns and recognizes this revenue upon the redemption of the merchandise credits. The Company reserves for estimated merchandise returns primarily based on historical experience and other assumptions believed to be reasonable. The accrued liability for reserve for sales returns was $0.2 million at both January 31, 2015 and February 1, 2014, respectively.

Cash Equivalents – The Company considers all highly liquid assets (investments in money market mutual funds, U.S. Treasuries, U.S. Agency securities and commercial paper) with an original maturity of three months or less and credit card and debit card receivables from banks, which settle within one to five business days, to be cash equivalents.

Accounts Receivable – Accounts receivable primarily consists of non-trade accounts receivable recorded at net realizable value. The Company maintains an allowance for uncollectible accounts that is estimated based on aging and historical experience. The allowance for uncollectible accounts was $0.1 million and $0.2 million at January 31, 2015 and February 1, 2014, respectively.

Landlord Receivable – For certain of the Company’s store operating lease agreements, the Company incurs and pays for the construction invoices directly for both the structural improvements and/or non-structural improvements (i.e. leasehold improvements and furniture, fixtures and equipment) of a new store location or existing store remodel and is reimbursed by the landlord. When the Company bills the landlord for reimbursement, a landlord receivable is recorded pursuant to the lease agreement which provides for a legal right to receive construction reimbursements from the landlord for tenant improvement allowances either periodically during the construction period or at the completion of construction. Of the total landlord receivable balance, $1.1 million and $2.2 million at January 31, 2015 and February 1, 2014, respectively, relate to amounts due from landlords for construction-related reimbursements on structural improvements (sale-leaseback transactions).

Merchandise Inventories – Merchandise inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis using the conventional retail inventory method. Under the retail inventory method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. This method involves management estimates with regard to such things as markdowns and inventory shrinkage. A significant factor involves the recording and timing of permanent markdowns. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. An inventory shrinkage rate is estimated for interim periods, but is based on a full physical inventory near the fiscal year end. An inventory obsolescence reserve is estimated based on historical experience and the age of the inventory. Inventory reserve for obsolescence was $0.8 million and $0.9 million as of January 31, 2015 and February 1, 2014, respectively. All inventories are in one class and are classified as finished goods. Inventories in possession of the Company’s carrier are included in merchandise inventories as legal title and risk of loss has passed.

Property and Equipment – Property and equipment are recorded at cost and are depreciated for financial reporting purposes using the straight-line method over their estimated useful lives. Leasehold improvements are depreciated over the lesser of their related lease terms or useful life, generally one to ten years. For leases with renewal periods at the Company’s option, the Company uses the original lease term, excluding renewal option periods to determine the estimated useful lives. Furniture, fixtures and equipment are depreciated over a period of three to ten years. Computer software is depreciated over a period of three to ten years. Costs related to internal-use software and modifications or upgrades to internal-use software to the extent they increase functionality, are capitalized and are depreciated over a period of three to ten years. Equipment recorded under capital leases is amortized using the straight-line method over the shorter of the related lease term or useful life of the asset, generally three to five years.

The Company has determined it is the accounting owner of certain leased store locations during the construction period of such assets pursuant to sale-leaseback accounting. In certain of the Company’s operating lease agreements for leased store locations, the Company is responsible for funding the construction of the structural store assets and the landlord reimburses the Company pursuant to the underlying lease agreement. The landlord maintains title of the real property, or structural assets, during the construction phase of a new store location or existing store remodel. During the construction period, the Company serves as the agent for the construction project and is obligated to fund cost overruns or may benefit if the cost of construction is less than the tenant improvement allowance. When construction payments are made by the Company, a fixed asset is recorded in construction-in-progress within property and equipment. The Company bears substantially all construction period risk for these new store construction projects and existing store remodels and the Company pays for the construction costs pursuant to a contractual arrangement that includes the right of reimbursement from the landlord. Accordingly, the Company reports the costs of construction as a purchase of property and equipment in “Purchase of property and equipment” and the reimbursements from landlords for structural assets as “Proceeds from sale-leaseback transactions” under cash flows from investing activities in the consolidated statements of cash flows. When construction is complete, the Company records a sale-leaseback transaction which represents the title transfer of the structural assets that are sold back to the landlord pursuant to sale-leaseback accounting. No gain or loss associated with the sale of such assets is recognized as the Company receives reimbursement from the landlord for the construction costs and leases are structured as operating leases. The sale-leaseback transaction is disclosed in “Supplemental Cash Flow Information” as a non-cash investing and financing activity. Such sale-leaseback transactions do not involve any future commitments, obligations, provisions or circumstances that require or result in the Company’s continuing involvement and the Company is no longer deemed the accounting owner of the landlord-owned assets once the store construction is completed and the sale-leaseback transaction is recorded.

Long-Lived Assets – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such a review indicates that the carrying amounts of long-lived assets are not recoverable, the Company reduces the carrying amounts of such assets to their fair values. No impairment of long-lived assets was recorded during fiscal years 2014, 2013 and 2012.

Intangible Assets – Intangible assets with indefinite lives are not amortized. Instead, indefinite-lived intangible assets are subject to periodic (at least annual) tests for impairment. At January 31, 2015 and February 1, 2014, the Company completed the impairment test and determined that no impairment existed.

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. No impairment was recorded during the fiscal years 2014, 2013 or 2012. Finite-lived intangible assets were fully amortized at the end of fiscal 2014.

Deferred Financing Fees – Deferred financing fees related to a senior term loan are recorded in “Other assets, net” on the consolidated balance sheets and amortized using the effective interest method over the term of the related financing agreement. Deferred financing fees related to the revolving line of credit facility are recorded in “Other assets, net” on the consolidated balance sheets and amortized using the straight-line method over the term of the related financing agreement. Deferred financing fees of $2.4 million and $2.3 million were included in “Other assets, net” at January 31, 2015 and February 1, 2014, respectively. The amortization of deferred financing fees is included in “Interest expense, net” in the consolidated statements of operations.

Operating Leases – The Company leases retail stores, its distribution centers and corporate headquarters under operating leases. Most retail store lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives and recognizing rent expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins the pre-opening merchandising process, approximately seven weeks prior to opening the store to the public.

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

Loyalty Program – The Company maintains a guest loyalty program, gRewards, in which guests earn points toward certificates for qualifying purchases. Rewards for guests were previously restricted to holders of the

Company’s private label credit card. In the second quarter of fiscal 2013, the Company launched its guest loyalty program which is available to all guests, and guests who are enrolled in both the guest loyalty program and hold a private label credit card earn more reward points. Upon reaching specified point values, guests are issued a reward, which they can redeem for purchases in the stores. Rewards earned must be redeemed within 60 days from the date of issuance. The Company accrues for the expected costs related to the redemption of reward certificates. To calculate this liability, the Company estimates gross margin rates and makes assumptions related to card holder redemption rates, which are both based on historical experience. The liability for the loyalty program, included in “Accrued Expenses” on the consolidated balance sheets, was $0.7 million and $0.1 million at January 31, 2015 and February 1, 2014, respectively, and any changes in the liability are recorded in “Cost of Sales” on the consolidated statements of operations.

Self-Insurance – The Company is self-insured for certain losses related to health, dental, workers’ compensation and general liability insurance, although the Company maintains stop-loss coverage with third-party insurers to limit liability exposure. Self-insurance exposure is limited for health claims up to $0.2 million per individual per year with no lifetime claim limit, is limited on workers’ compensation claims up to $0.3 million per individual claim and is limited on general liability claims up to $25 thousand per claim. The liabilities are based upon estimates which are reviewed regularly for adequacy based on the most current information available, including historical claim payments, expected trends and industry factors and other assumptions. The Company has estimated self-insurance claims liabilities of $1.2 million and $0.9 million at January 31, 2015 and February 1, 2014, respectively.

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

Selling, General and Administrative Expenses – Selling, general and administrative expenses include payroll and other expenses related to operations at the Company’s corporate office, store expenses, occupancy costs, certain distribution and warehousing costs (aggregating to $27.8 million, $23.2 million and $21.6 million for fiscal years 2014, 2013 and 2012, respectively), depreciation and amortization, store pre-opening and closing costs and advertising expense.

Pre-opening Expenses – Expenses associated with the opening of new stores, the relocation of stores and the closing of existing stores (two existing stores were closed and one was relocated in fiscal year 2014), as well as the opening of the second distribution center which occurred in fiscal year 2014, are expensed as incurred. Pre-opening and closing costs were $3.6 million, $3.9 million and $3.7 million for fiscal years 2014, 2013 and 2012, respectively.

Advertising Expenses – Advertising expenses are expensed as incurred and were $18.1 million, $18.4 million and $17.6 million for fiscal years 2014, 2013 and 2012, respectively.

Income Taxes – Income taxes are accounted for under an asset and liability approach that includes the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The provision for income taxes represents income taxes paid, taxes current payable or receivable plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and laws, as appropriate. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) federal and state tax credits and state net operating loss carryforwards.

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

Financial Instruments – Based on the borrowing rates currently available to the Company for debt with similar terms and the variable interest rate of the senior term loan, the fair value of the senior term loan approximates its carrying amount as the interest rate has not changed since the agreement was amended in November 2014. Fair value approximates the carrying value for balances outstanding on the revolving line of credit facility with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) and PNC Bank, due to the variable interest rates of these arrangements and the short-term nature of these borrowings. Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of long-term debt at January 31, 2015 and February 1, 2014 approximates its carrying amount of $41.3 million and $52.3 million at January 31, 2015 and February 1, 2014, respectively. For all other financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and receivables. The Company places cash in highly rated financial institutions, in money market accounts and other highly liquid investments, and these amounts are sometimes in excess of the insured amount. Cash equivalents in excess of insured amounts were $5.5 million and $3.9 million at January 31, 2015 and February 1, 2014, respectively. Concentrations of credit risk on receivables are limited due to the nature of the receivable balances.

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

Segment Reporting – The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker. The Company has one reportable segment. The Company’s operations include activities related to 97 retail stores throughout 21 states at January 31, 2015.

The following information reflects the percentage of revenues by major product category as a percentage of net sales:

	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
Apparel	56.8%	56.1%	55.2%
Home Fashions	27.7	27.9	28.0
Accessories (including fragrances)	15.5	16.0	16.8

Total	100.0%	100.0%	100.0%

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

Recently Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”), in conjunction with the International Accounting Standards Board (“IASB”), issued Accounting Standards Update No. 2014-09, Revenue from Contracts With Customers, which creates a new topic in the FASB Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts With Customers (“ASC 606”). This converged revenue recognition standard supersedes and replaces nearly all existing revenue recognition guidance under generally accepted accounting principles with a principle-based revenue recognition framework. This standard establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, includes new and more detailed guidance on particular topics and expands and improves disclosures about revenue. This guidance is effective for annual reporting periods beginning on or after December 15, 2016, including interim periods therein, or the beginning of the fiscal year ending February 3, 2018 for the Company. The Company is currently evaluating the impact of this guidance on the Company’s revenue recognition policies and practices, operations or financial statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance amends previous guidance related to the criteria for reporting a disposal as a discontinued operation by elevating the threshold for qualification for discontinued operations treatment to a disposal that represents a strategic shift that has a major effect on an organization’s operations or financial results. This guidance also requires expanded disclosures for transactions that qualify as a discontinued operation and requires disclosure of individually significant components that are disposed of or held for sale but do not qualify for discontinued operations reporting. This guidance is effective prospectively for all disposals or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted, or the beginning of the fiscal year ending January 30, 2016 for the Company. The Company does not expect this guidance to significantly impact the Company’s operations or financial statements.

Recently Proposed Accounting Pronouncements – In an exposure draft issued in 2013, the FASB, together with the IASB, has proposed a comprehensive set of changes in generally accepted accounting principles (“GAAP”) for leases. This proposed change in its current exposure draft form would create a new accounting model for both lessees and lessors and eliminates the concept of operating leases. The lease accounting model contemplated by the proposed standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, the leases for the Company’s stores are accounted for as operating leases, with no related assets and liabilities on the Company’s balance sheet. The proposed standard also contains two different approaches for amortizing the right of use asset, with the straight-line approach used on assets which include the Company’s store leases. The straight-line approach in the proposed standard is similar to how the Company currently amortizes rental payments for its store leases over the lease term in the consolidated statements of operations. No date has been determined for the issuance of the final standard. The proposed accounting standard, as currently drafted, could have a material impact on the Company’s consolidated financial statements.

Supplemental Cash Flow Information – The following table sets forth non-cash investing and financing activities and other cash flow information:

	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
Non-cash investing and financing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$3,877	$5,923	$2,062
Sales of property and equipment pursuant to sale-leaseback accounting	7,100	10,352	14,825
Dividends declared but not yet paid	—	248	—
Dividends payable forfeited on unvested restricted stock	82	—	—
Purchases of equipment with capital lease commitments and financing arrangements	872	—	—
Other cash flow information:
Cash paid for interest	4,373	1,991	161
Cash paid (received) for income taxes, net	(3,505)	6,672	9,634

Sales of property and equipment pursuant to sale-leaseback accounting represents the amount of structural assets sold to the landlord at the completion of construction for which the Company was deemed the owner during the construction period, pursuant to sale-leaseback accounting, and for which no cash was received upon transfer of ownership.

B. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 31, 2015	February 1, 2014
Prepaid rent – real estate	$4,572	$3,929
Other prepaid expenses and current assets	3,963	4,432

	$8,535	$8,361

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	January 31, 2015	February 1, 2014
Leasehold improvements	$12,098	$9,317
Furniture, fixtures and equipment	81,199	47,876
Computer software	24,496	17,398
Capitalized leases	2,402	1,740
Construction in progress	7,731	25,209

	127,926	101,540
Less accumulated depreciation and amortization	(36,325)	(25,147)

	$91,601	$76,393

Depreciation and amortization expense on property and equipment was $13.6 million, $9.8 million and $6.9 million for fiscal years 2014, 2013 and 2012, respectively, and is included in “Selling, general and administrative expenses” in the consolidated statements of operations. Accumulated amortization on capital leases was $1.7 million and $1.4 million as of January 31, 2015 and February 1, 2014, respectively.

D. INTANGIBLE ASSETS

Intangible assets consist of the following:

		January 31, 2015		February 1, 2014
	Useful Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Footwear license fee agreement	6.3 years	$522	$(522)	$522	$(439)
Maternity license fee agreement	2.4 years	24	(24)	24	(24)
Favorable lease rights, net	6.0 years	24	(24)	24	(21)

		570	(570)	570	(484)
Intangible assets not subject to amortization:
Trade name		1,820	N/A	1,820	N/A

Total		$2,390	$(570)	$2,390	$(484)

Amortization expense on intangible assets was $0.1 million in each of fiscal years 2014, 2013 and 2012, respectively.

E. ACCRUED EXPENSES

Accrued expenses consist of the following:

	January 31, 2015	February 1, 2014
Store, distribution center and corporate accruals	$19,274	$16,893
Associate compensation	3,186	3,614
Gift card and certificate liability	3,743	3,462
Accrued real estate taxes	2,080	2,127
Other taxes accrued	1,851	1,719
Self-insurance claims liabilities	1,165	883
Interest	54	50

	$31,353	$28,748

F. DEFERRED RENT

The Company records a deferred rent liability to account for tenant improvement allowances and to record rent on a straight-line basis for operating leases. Deferred rent consists of the following:

	January 31, 2015	February 1, 2014
Tenant improvement allowances	$25,249	$23,483
Straight-line rent expense	10,132	8,108

	$35,381	$31,591

G. DEBT OBLIGATIONS

Revolving Line of Credit Facility – The Company has an $80.0 million revolving line of credit facility dated February 20, 2009, as amended effective November 14, 2014, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) and PNC Bank (“WF LOC”). The credit facility expires on August 27, 2018. The November 2014 amendment to the WF LOC amends certain terms of the revolving line of credit facility, including waiving the restriction associated with the $15.0 million prepayment of the senior term loan made on November 17, 2014, providing a 0.25% increase in the interest rate for base rate advances and LIBOR rate advances both during seasonal and non-seasonal periods, and introducing a minimum liquidity test, which is measured based on operating performance and a minimum fixed charge coverage ratio. The WF LOC allows the Company to increase the maximum available borrowings under the facility to $100.0 million. Deferred financing fees of $0.1 million related to the amendment of the WF LOC were capitalized and are included in other assets, net and are being amortized on a straight-line basis over the remaining term of the revolving line of credit facility. The Company had $11.0 million of borrowings outstanding under the WF LOC as of January 31, 2015, which are included in the current portion of long-term debt at January 31, 2015 as the Company intends to repay the outstanding borrowings within the next twelve months. The Company had $7.3 million of borrowings outstanding under the WF LOC as of February 1, 2014. Average borrowings during fiscal years 2014 and 2013 were $9.5 million and $4.0 million, respectively.

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

(2) For LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 2.00% during the non-seasonal period and the LIBOR rate plus 2.75% during the seasonal period. When excess availability is $40.0 million or greater, borrowings for LIBOR rate advances bear interest at the LIBOR rate plus 1.75% during the non-seasonal period and the LIBOR rate plus 2.50% during the seasonal period. Borrowings available under the WF LOC may not exceed the borrowing base (consisting of specified percentages of credit card receivables and eligible inventory, less applicable reserves). The Company performs a minimum liquidity test on a monthly basis to determine the amount of excess availability the Company must have on that date. Should a fixed charge coverage ratio or level of operating performance as defined in the agreement not be met, minimum excess availability must be equal to or greater than $20.0 million, otherwise, minimum excess availability must be equal to the greater of at least 10% of the borrowing base or $6.0 million. The Company had $44.1 million and $53.8 million available to borrow at January 31, 2015 and February 1, 2014, respectively. Borrowings under this facility bore an interest rate of 3.75% under the base rate option at January 31, 2015 and February 1, 2014. The Company had outstanding letters of credit included in the borrowing base totaling approximately $7.0 million and $0.8 million as of January 31, 2015 and February 1, 2014, respectively.

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

Among other provisions, the loan, guaranty and security agreement relating to the Company’s revolving line of credit facility contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under the $45.0 million Loan, Guaranty and Security Agreement by and among the Borrower, each of the other credit parties signatory thereto, and lenders party thereto and Cerberus Business Finance, LLC, as the administrative agent for the lenders (the “senior term loan”), and indebtedness not to exceed $11,000,000 in any fiscal year and $30,000,000 in the aggregate to finance the acquisition, construction or installation of equipment or fixtures at the Company’s retail store locations, distribution centers or corporate office. The revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $500,000 in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries and (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with ordinary corporate governance, overhead, legal and accounting and maintenance. The loan, guaranty and security agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. Should the Company default on any of its covenants associated with the WF LOC or the senior term loan, Wells Fargo Bank, N.A. may make any outstanding amounts on the WF LOC immediately due and payable. As of January 31, 2015, the Company was in compliance with all of its debt covenants under the loan, guaranty and security agreement.

Senior Term Loan – Gordmans, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, entered into a $45.0 million senior term loan on August 27, 2013, as amended effective June 9, 2014 and November 14, 2014, with Cerberus Business Finance, LLC to partially fund the $69.9 million special cash dividend declared in August 2013. The senior term loan has a maturity date of August 27, 2018, with payments of $0.3 million due on a quarterly basis from October 2014 through October 2015 and payments of $0.4 million due on a quarterly basis beginning in January 2016 through the maturity date, with the remaining principal due on the maturity date. On June 9, 2014, the senior term loan was amended to, among other things, revise the fixed charge coverage ratio and leverage ratio covenants for measurement dates occurring in the second quarter of fiscal 2014 through the maturity date and revise the capital expenditures limitation for each fiscal year, introduce a separate liquidity test that could result in a 1% increase in the interest rate depending on operating performance and the fixed charge coverage ratio, and extend the prepayment penalty period. On November 14, 2014, the Company amended the senior term loan to remove the fixed charge coverage ratio covenant, further revise the leverage ratio covenant for measurement dates occurring in the fourth quarter of fiscal 2014 through the maturity date and introduce a minimum liquidity test to require minimum liquidity based on a minimum fixed charge coverage ratio. The Company also made a $15.0 million prepayment on the senior term loan on November 17, 2014. Deferred financing fees of $0.6 million related to the first and second amendments of the senior term loan were capitalized and are included in other assets, net and are being amortized over the remaining term of the senior term loan using the effective interest method.

The Company may repay at any time all or a portion of the outstanding principal amount, subject to a prepayment premium equal to 2% through the first anniversary of the June 9, 2014 amendment date and 1% in the second year after the June 9, 2014 amendment date (there is no prepayment premium after the second anniversary of the June 9, 2014 amendment date). The senior term loan carries an interest rate equal to the prime rate (subject to a floor of 3.25%) plus 5.25% or the LIBOR rate (subject to a floor of 1.5%) plus 7.0%, as selected by the Company. The interest rate at January 31, 2015 was 9.5%, which includes the 1% increase related to the minimum liquidity test. The interest rate at February 1, 2014 was 8.5%. The Company is required to have minimum liquidity based on the fixed charge coverage ratio for the preceding four consecutive fiscal quarters at each measurement date. Should the fixed charge coverage ratio fall below a certain level, the minimum liquidity under the agreement is $30.0 million; otherwise, if the fixed charge coverage ratio is equal to or greater than a certain level, minimum liquidity is $20.0 million. The Company’s liquidity exceeded the minimum amount required at January 31, 2015.

The senior term loan is secured on a second lien basis by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement.

The senior term loan contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include indebtedness not to exceed $7,500,000 at any time to finance the acquisition of fixed assets, including capital lease obligations, borrowings under the revolving line of credit facility and other indebtedness not to exceed $15,000,000 in any fiscal year and $30,000,000 in the aggregate to finance the acquisition, construction or installation of equipment or fixtures at the Company’s retail store locations, distribution centers or corporate office. The senior term loan also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries. The exceptions to this covenant are substantially similar to the exceptions under the revolving line of credit facility. The senior term loan contains financial covenants requiring the Company to maintain compliance with a maximum leverage ratio, as well as limitations on the annual amount of capital expenditures. Should the Company default on any of its covenants, the lenders may demand that the outstanding balance of the senior term loan be immediately due and payable, at which point the Company would also be in default of covenants contained in its revolving credit facility. As of January 31, 2015, the Company was in compliance with all of its debt covenants under the senior term loan agreement.

Long-term Debt – Long-term debt consists of the following:

	January 31, 2015	February 1, 2014
Revolving line of credit facility	$11,034	$7,250
Senior term loan	29,437	45,000
Capital lease obligations	819	—

Total long-term debt	41,290	52,250
Less current portion of long-term debt	(12,463)	(7,813)

Long-term debt, less current portion	$28,827	$44,437

At January 31, 2015, annual maturities of long-term debt during the next five fiscal years and thereafter were as follows:

2015	$1,429
2016	1,857
2017	1,864
2018	36,014
2019	126

Total long-term debt	$41,290

During fiscal 2014, the Company entered into two capital lease arrangements to finance the purchase of computer hardware and software. Payments of $7 thousand, including fixed interest at 3.75%, are due monthly through September 2019 and payments of $9 thousand, including fixed interest at 3.75%, are due monthly through September 2019. During 2010, the Company entered into two financing arrangements to purchase software. During fiscal year 2012, the Company paid off the remaining obligation of $0.2 million outstanding at January 28, 2012. Payments of $0.2 million, including fixed interest at 2.6%, were due quarterly through March 2012 and payments of $41 thousand, including fixed interest at 4.9%, were due quarterly through April 2012.

H. LEASES

The Company has entered into short and long term operating lease agreements. These leases relate to retail store locations, the distribution centers and the corporate headquarters. The leases expire on various dates through the year 2029 with most of the leases containing renewal options. Leases for retail store locations typically have base lease terms of 10 years with one or more renewal periods, usually for five years. Certain retail store leases contain provisions for additional rent based on varying percentages of net sales. Leases for the second distribution center and the new corporate headquarters have base lease terms of 15 years with multiple renewal periods. In the third quarter of fiscal 2014, the Company entered into capital lease arrangements for computer hardware and related software with a lease term of 5 years.

Total rental expense related to all operating leases (including those with terms less than one year) was $54.9 million, $48.8 million and $43.7 million in fiscal years 2014, 2013 and 2012, respectively. Included in total rental expense in each of the fiscal years 2014, 2013 and 2012 is contingent rent of $0.1 million. Contingent rent is calculated as a percent of sales over a specified amount, which varies by lease.

Future minimum lease payments, by fiscal year, under operating leases and future obligations under non-cancelable capital leases, by fiscal year, as of January 31, 2015 are as follows:

	Operating Leases	Capital Leases
2015	$54,503	$192
2016	49,015	192
2017	45,490	192
2018	40,340	192
2019	35,428	126
After 2019	131,638	—

Total minimum lease payments	$356,414	894

Less: capital lease amount representing interest		(75)

Present value of minimum lease payments		819
Less: current maturities of capital lease obligations		(164)

Noncurrent maturities of capital lease obligations		$655

I. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
Current:
Federal	$(8,188)	$3,678	$10,172
State	3	501	968

	(8,185)	4,179	11,140
Deferred:
Federal	5,732	93	2,456
State	—	26	523

	5,732	119	2,979

Total	$(2,453)	$4,298	$14,119

The tax effects of significant items comprising the Company’s deferred income tax assets and liabilities as of January 31, 2015 and February 1, 2014 are as follows:

	January 31, 2015	February 1, 2014
Deferred income tax assets:
Leases	$3,850	$3,081
Merchandise inventories	1,681	1,594
Accrued compensation	1,170	1,534
Prepaid expenses and other assets	344	344
Accrued expenses	332	278
Gift cards and certificates	154	163
State net operating loss carryforwards	231	49
Alternative minimum tax credit	56	—

	7,818	7,043

Deferred income tax liabilities:
Property and equipment	(13,019)	(7,190)
Software	(6,848)	(5,867)
Intangibles	(692)	(724)

	(20,559)	(13,781)

Net deferred income tax liability	(12,741)	(6,738)
Less: Current deferred income tax asset	(2,895)	(2,815)

Long-term deferred income tax liability	$(15,636)	$(9,553)

The reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax expense, net of federal tax effect	0.1	3.0	2.7
Federal tax credits	11.4	(2.4)	(0.8)
Nondeductible expenses	(3.4)	0.7	0.3
Effect of graduated federal tax rates	—	(0.8)	—
Other	(1.7)	(0.6)	0.3

Total income tax rate	41.4%	34.9%	37.5%

As of January 31, 2015, the Company had state net operating loss carryovers of $7.6 million. These carryovers will begin to expire in 2020 and will be completely expired by 2034 if not utilized. The tax effect of these carryovers is recorded as a deferred income tax asset in the consolidated balance sheets.

The Company determined no unrecognized tax benefits for the fiscal years ended January 31, 2015 and February 1, 2014, including interest and penalties, were necessary to be recorded in the consolidated financial statements. As such, the Company does not expect there to be an impact on the effective tax rate.

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

As of January 31, 2015, four tax periods are subject to audit by the United States Internal Revenue Service (IRS), covering the tax years ended January 31, 2015; February 1, 2014; February 2, 2013; January 28, 2012; and January 29, 2011. Various state jurisdiction tax years remain open to examination as well.

The Company believes there will be no change in its reserves for certain unrecognized tax benefits during the next 12 months.

J. EMPLOYEE BENEFITS

The Company offers a 401(k) savings plan that allows associates to defer a percentage of their income by making pretax contributions to the savings plan. The Company provided a matching contribution equal to 50% of associate deferrals up to a maximum of 4% of associate compensation for fiscal years 2014 and 2012. The Company suspended matching contributions to the plan in fiscal year 2013 and reinstated matching contributions in fiscal year 2014. During both fiscal years 2014 and 2012, the Company contributed $0.4 million to the plan. The Company’s contributions vest immediately.

K. EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the outstanding shares utilized in the computation of earnings (loss) per common share:

	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
Basic weighted average shares outstanding	19,360,478	19,288,623	19,165,260
Dilutive effect of non-vested stock and stock options	—	56,685	239,958

Diluted weighted average shares outstanding	19,360,478	19,345,308	19,405,218

The anti-dilutive effect of 1,127,620, 307,887 and 126,229 stock options has been excluded from diluted weighted average shares outstanding for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively.

L. SHARE-BASED COMPENSATION

The Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. As amended by the Board of Directors on February 25, 2014 and approved by the stockholders of the Company on May 28, 2014, the number of shares available under the 2010 Plan was increased by 2,000,000 shares to 4,573,086 shares. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years. Under the 2010 Plan, in the event of a dividend or other distribution other than regular cash dividends, recapitalization, or other transactions or events affecting the Company’s common stock, the Company must equitably adjust the number of shares of common stock subject to outstanding stock options and restricted stock and must adjust the exercise price of any outstanding stock options.

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

There were 2,004,640 shares of common stock available for future grants under the 2010 Plan at January 31, 2015.

A summary of restricted stock activity during fiscal year 2014 is set forth in the table below:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested, February 1, 2014	69,058	$15.63
Granted	183,200	4.23
Repurchased	(4,221)	3.61
Forfeited	(22,800)	17.85
Vested	(15,467)	8.30

Non-vested, January 31, 2015	209,770	$6.21

Restricted stock vests at varying rates of 25% per year over four years or 20% per year over five years as applicable. Unrecognized compensation expense on the restricted stock was $1.0 million at January 31, 2015, which is expected to be recognized over a period of 1.8 years. The total fair value of shares vested during the fiscal years ended January 31, 2015 and February 1, 2014 was $0.1 million and $1.4 million, respectively. The Company repurchased 4,221 shares from participants on May 28, 2014 and September 29, 2014 and 4,632 shares from participants on September 30, 2013 pursuant to the restricted stock agreements at a weighted average fair value of $3.61 per share in fiscal 2014 and $11.24 per share in fiscal 2013. Such repurchases of restricted stock are reflected as financing cash outflows in the consolidated statement of cash flows for fiscal years 2014 and 2013, respectively.

A summary of stock option activity during fiscal year 2014 is set forth in the table below:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding, February 1, 2014	990,353	$11.50
Granted	777,500	4.05
Forfeited	(441,710)	10.36

Outstanding, January 31, 2015	1,326,143	7.50	8.4	$—
Exercisable, January 31, 2015	307,981	12.00	6.7	—
Vested or expected to vest as of January 31, 2015	1,165,307	7.49	8.4	—

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of January 31, 2015 and the option strike price. The stock price at January 31, 2015 was $3.70, which was below the weighted average exercise price for options outstanding, exercisable, and vested or expected to vest at January 31, 2015.

The stock options outstanding and exercisable as of January 31, 2015 were in the following exercise price ranges:

Options Outstanding				Options Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number	Weighted Average Exercise Price
$2.63 to $5.98	761,200	$4.04	9.5	—	$—
$8.18 to $11.02	192,958	8.86	6.9	107,001	8.71
$13.04 to $16.11	371,985	13.88	6.9	200,980	13.75

	1,326,143	7.50	8.4	307,981	12.00

The following table summarizes information regarding non-vested outstanding stock options for fiscal year 2014:

	Number of Stock Options	Weighted Average Fair Value at Grant Date
Non-vested at February 1, 2014	657,141	$11.56
Granted	777,500	4.05
Vested	(125,839)	12.24
Forfeited	(441,710)	10.36

Non-vested at January 31, 2015	867,092	5.34

The Company recorded a $0.3 million reduction to additional paid-in capital during fiscal year 2014 for a tax shortfall related to the forfeiture of restricted stock and stock options and vesting of restricted stock during fiscal year 2014 as there is sufficient cumulative excess tax benefit in the Company’s additional paid-in capital. The tax shortfall was the result of the tax deduction being less than the cumulative book share-based compensation expense already recognized for such awards. The Company received $0.1 million of proceeds from the exercise of stock options in fiscal year 2013, which is reflected as a financing cash inflow in the consolidated statement of cash flows for fiscal year 2013. The aggregate intrinsic value of stock options exercised in fiscal year 2013 was $35 thousand. There were no stock options exercised in fiscal 2014 or fiscal 2012. Options forfeited are immediately available for grant under the 2010 Plan. The Company revised its forfeiture rates in fiscal year 2014 based on actual historical and expected future forfeitures, resulting in a $0.1 million benefit to share-based compensation expense. There were no changes in the estimated forfeiture rate in fiscal years 2013 or 2012.

The Company used the Black-Scholes option valuation model to estimate fair value of the options. This model required an estimate of the volatility of the Company’s share price; however, because the Company’s shares or options have not been publicly traded for a period equal to the option term, the Company determined that it was not practical for it to estimate the expected volatility of its share price. Thus, the Company accounted for equity share options based on a value calculated using the historical volatility of an appropriate industry sector index instead of the expected volatility of the entity’s share price. The historical volatility was calculated using comparisons to peers in the Company’s market sector, which was chosen due to the proximity of size and industry to the Company over the expected term of the option.

In determining the expense to be recorded for options, the significant assumptions utilized in applying the Black-Scholes option valuation model are the risk-free interest rate, expected term, dividend yield and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the assumption in the model. Beginning in fiscal year 2011, the expected term of the option awards is estimated using the simplified method, or the average of the vesting period and the original contractual term, as it is not practical for the Company to use its historical experience to estimate the expected term because the Company’s shares have not been publicly traded for a significant period of time. In fiscal year 2010, the expected term of the option awards was based on historical experience of similar awards.

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during fiscal years 2014, 2013 and 2012 are illustrated in the following table:

	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
Risk-free interest rate	2.0%	1.25 to 2.00%	1.00 to 1.50%
Dividend yield	2.0%	2.0%	2.0%
Expected volatility	36.0% - 40.0%	35.0% - 36.0%	34.0%
Expected life (years)	6.25	6.25	6.25 to 6.50
Weighted average fair value of options granted	$1.31	$3.43	$5.01

Stock options have ten-year contractual terms and vest at varying rates of either 20% per year over five years or 25% per year over four years as applicable. None of the stock options outstanding at January 31, 2015 were subject to performance or market-based vesting conditions. As of January 31, 2015, the unrecognized compensation expense on stock options, net of expected forfeitures, was $1.7 million, which is expected to be recognized over a weighted average period of 2.1 years. The total fair value of options vested during the fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013 was $0.5 million, $1.4 million and $1.6 million, respectively.

Share-based compensation expense for fiscal years 2014, 2013 and 2012 was $0.4 million, $1.3 million and $1.0 million, respectively. For fiscal year 2014, the Company recorded a share-based compensation benefit of $0.5 million related to the forfeiture of unvested share-based awards granted to the Company’s former chief executive officer, who retired effective March 25, 2014, and the Company’s former chief merchandising officer, who retired effective May 28, 2014, and a $0.1 million benefit resulting from changes in the forfeiture rates used to measure share-based compensation expense based on actual historical and expected future forfeitures. Share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations.

M. RELATED PARTY DISCLOSURE

The Company has a services agreement with Sun Capital Partners Management V, LLC (“Sun Capital Management”), an affiliate of Sun Capital, to (1) reimburse Sun Capital Management for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital Management with customary indemnification for any such services. During fiscal years 2014, 2013 and 2012, the Company incurred expenses of $0.4 million, $64 thousand and $56 thousand, respectively, to Sun Capital Management under the terms of the services agreement. The increase in expenses incurred in fiscal year 2014 related to professional consulting services paid by Sun Capital and provided by an unrelated third party related to the search for a new chief executive officer.

N. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

O. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth unaudited selected financial information in each quarter for fiscal 2014 and 2013, respectively:

	Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$143,022	$141,039	$146,653	$203,906
Gross profit	63,374	59,730	64,412	76,829
Net income / (loss)	(732)	(3,189)	(1,851)	2,296
Basic earnings / (loss) per share(1)	(0.04)	(0.16)	(0.10)	0.12
Diluted earnings / (loss) per share(1)	(0.04)	(0.16)	(0.10)	0.12

	Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$131,434	$136,769	$151,333	$200,023
Gross profit	58,991	59,220	67,038	76,675
Net income	3,248	934	1,099	2,732
Basic earnings per share(1)	0.17	0.05	0.06	0.14
Diluted earnings per share(1)	0.17	0.05	0.06	0.14

(1)	Basic and diluted shares outstanding are computed independently for each quarter presented, and therefore, may not sum to the totals for the year.

Revenue is typically higher in the third and fourth quarters than in the first and second quarters due to seasonal back-to-school and holiday shopping patterns. The Company’s quarterly operating results may fluctuate significantly as a result of these events and a variety of other factors. Operating results for any quarter are not necessarily indicative of results for a full year. Fiscal 2014 and fiscal 2013 are 52-week fiscal years.

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

GORDMANS STORES, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS

(in 000’s except share data)

	January 31, 2015	February 1, 2014
ASSETS
Investment in subsidiary	$38,487	$41,805

TOTAL ASSETS	$38,487	$41,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Preferred stock — $0.001 par value; 5,000,000 shares authorized, none issued and outstanding as of January 31, 2015 and February 1, 2014, respectively	$—	$—
Common stock — $0.001 par value; 50,000,000 shares authorized, 19,985,256 issued and 19,576,623 outstanding as of January 31, 2015, 19,824,856 issued and 19,420,444 outstanding as of February 1, 2014	20	19
Additional paid-in capital	53,870	53,795
Retained earnings (accumulated deficit)	(15,403)	(12,009)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,487	$41,805

GORDMANS STORES, INC.

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

(in 000’s)

	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
Equity in earnings / (loss) of subsidiary	$(3,114)	$9,263	$24,487
Share-based compensation expense	(362)	(1,250)	(956)

Net income / (loss)	$(3,476)	$8,013	$23,531

GORDMANS STORES, INC.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(in 000’s)

	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$(3,476)	$8,013	$23,531
Adjustment to reconcile net income to net cash provided by / (used in) operating activities:
Share-based compensation expense	362	1,250	956
Equity in earnings / (loss) of subsidiary	3,114	(9,263)	(24,487)

Net cash provided by / (used in) operating activities	—	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	—	(136)	(178)
Dividends received from subsidiary	86	69,734	—

Net cash provided by / (used in) investing activities	86	69,598	(178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(71)	(69,682)	—
Repurchase of common stock	(15)	(52)	—
Proceeds from issuance of common stock pursuant to public offering, net of transaction costs of $457	—	—	178
Proceeds from the exercise of stock options	—	136	—

Net cash provided by / (used in) investing activities	(86)	(69,598)	178

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS, Beginning of period	—	—	—

CASH AND CASH EQUIVALENTS, End of period	$—	$—	$—

GORDMANS STORES, INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

(in 000’s)

	Reserve for Sales Returns
	Beginning of Year Balance	Amount Charged to Net Income	Sales Returns	End of Year Balance
Year Ended January 31, 2015	$170	$39,079	$(39,045)	$204
Year Ended February 1, 2014	195	39,948	(39,973)	170
Year Ended February 2, 2013	165	37,601	(37,571)	195

	Allowance for Doubtful Accounts
	Beginning of Year Balance	Amount Charged to Net Income	Write-off of uncollectible accounts	End of Year Balance
Year Ended January 31, 2015	$205	$149	$(229)	$125
Year Ended February 1, 2014	137	135	(67)	205
Year Ended February 2, 2013	39	186	(88)	137

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control – Integrated Framework. Based on our assessment, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2015.

The Company’s independent registered public accounting firm, Grant Thornton LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K under Item 8 and, as part of its audit, audited the effectiveness of the Company’s internal control over financial reporting. Their attestation report is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Gordmans Stores, Inc.

We have audited the internal control over financial reporting of Gordmans Stores, Inc. and subsidiaries (the “Company”) as of January 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended January 31, 2015, and our report dated April 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Kansas City, Missouri

April 2, 2015

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

3.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger among Midwest Shoppes Intermediate Holding Corp., Midwest Shoppes Integrated, Inc., Gordmans, Inc. and Jeffrey J. Gordman, dated as of September 5, 2008 (incorporated by reference to Exhibit 2.1 of Amendment #6 of our Registration Statement on Form S-1 filed on August 4, 2010, No. 333-166436)

3.1	Amended and Restated Certificate of Incorporation of Gordmans Stores, Inc. (incorporated by reference to Exhibit 3.1 of Amendment #5 of our Registration Statement on Form S-1 filed on August 3, 2010, No. 333-166436)

3.2	Amended and Restated Bylaws of Gordmans Stores, Inc. (incorporated by reference to Exhibit 3.2 of Amendment #5 of our Registration Statement on Form S-1 filed on August 3, 2010, No. 333-166436)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)

10.1	Registration Agreement by and among Midwest Shoppes Holding Corp. (n/k/a Gordmans Stores, Inc.), Sun Midwest Shoppes, LLC (n/k/a Sun Gordmans, LP) and the other stockholders party thereto, dated as of September 17, 2008 (incorporated by reference to Exhibit 10.1 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.2	Jeffrey J. Gordman Employment Letter Agreement, dated October 16, 2008 (incorporated by reference to Exhibit 10.2 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)*

10.3	Richard H. Heyman Severance Agreement Letter, dated January 12, 2010 (incorporated by reference to Exhibit 10.3 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.4	Michael D. James Severance Agreement Letter, dated January 12, 2010 (incorporated by reference to Exhibit 10.4 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.5	Michael S. Morand Severance Agreement Letter, dated January 12, 2010 (incorporated by reference to Exhibit 10.7 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.6	Michael E. Wirkkala Severance Agreement Letter, dated October 31, 2011 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on November 2, 2011)*

10.7	Tracie L. Wickenhauser Severance Agreement Letter, dated January 9, 2012 (incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K, filed on March 29, 2012)*

10.8	Roger L. Glenn Severance Agreement Letter, dated August 20, 2012 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q, filed on November 29, 2012)*

10.9	Geoffrey B. Ayoub Severance Agreement Letter, dated May 13, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q, filed on August 29, 2012)*

10.10	Jeffrey J. Gordman Separation Agreement, dated March 24, 2014 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q, filed on June 12, 2014)*

10.11	Michael S. Morand Separation Agreement, dated May 28, 2014 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q, filed on August 28, 2014)*

10.12	Amy S. Myers Severance Agreement Letter, dated July 7, 2014 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 10-Q, filed on August 28, 2014)*

10.13	Offer Letter, dated as of July 28, 2014, by and between the Company and Andrew T. Hall (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 19, 2014)*

10.14	Offer Letter, dated as of October 24, 2014, by and between the Company and Lisa C. Evans (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 20, 2014)*

10.15	Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K, filed on March 29, 2012) *

10.16	Amendment No. 1 to the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K, filed on March 29, 2012) *

10.17	Amendment No. 2 to the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of our Current Report on Form 10-Q, filed on August 28, 2014) *

10.18	Loan, Guaranty and Security Agreement by and among Gordmans, Inc., as Borrower, the Guarantors signatory thereto, as Credit Parties, the Lenders signatory thereto, as the Lenders, and Wells Fargo Retail Finance, LLC, as Administrative Agent and Joint Lead Arranger, and CIT Capital Securities LLC, as Syndication Agent and Joint Lead Arranger, dated as of February 20, 2009 (incorporated by reference to Exhibit 10.9 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)

10.19	First Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., as Borrower, the Guarantors signatory thereto, as Credit Parties, the Lenders signatory thereto, as the Lenders, and Wells Fargo Retail Finance, LLC, as Administrative Agent and Joint Lead Arranger, and CIT Capital Securities LLC, as Syndication Agent and Joint Lead Arranger, dated as of March 16, 2009 (incorporated by reference to Exhibit 10.10 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.20	Notice of Request for Revolver Increase, dated as of March 31, 2009 (incorporated by reference to Exhibit 10.11 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.21	Second Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., as Borrower, the Guarantors signatory thereto, as Credit Parties, the Lenders signatory thereto, as the Lenders, and Wells Fargo Retail Finance, LLC, as Administrative Agent and Joint Lead Arranger, and CIT Capital Securities LLC, as Syndication Agent and Joint Lead Arranger, dated as of December 23, 2009 (incorporated by reference to Exhibit 10.12 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.22	Consent and Third Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Retail Finance, LLC, dated June 30, 2010 (incorporated by reference to Exhibit 10.32 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.23	Fourth Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Retail Finance, LLC, dated June 30, 2010 (incorporated by reference to Exhibit 10.33 of Amendment #2 of our Registration Statement on Form S-1 filed on June 30, 2010, No. 333-166436)

10.24	Fifth Amendment to Loan, Guaranty and Security Agreement, by and among Gordmans, Inc., each of the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Bank, National Association, as arranger and administrative agent, dated June 1, 2011 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 7, 2011)

10.25	Consent, Waiver and Sixth Amendment to Loan, Guaranty and Security Agreement, by and among Gordmans, Inc., each of the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Bank, National Association, as arranger and administrative agent, dated August 27, 2013 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on August 28, 2013)

10.26	Consent, Waiver and Seventh Amendment to Loan, Guaranty and Security Agreement, dated November 14, 2014, by and among Gordmans, Inc., each of the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Bank, National Association, as arranger and administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 19, 2014)

10.27	Loan, Guaranty and Security Agreement, by and among Gordmans, Inc., each of the other credit parties signatory thereto, the lenders party thereto and Cerberus Business Finance, LLC, dated August 27, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 28, 2013)

10.28	Waiver and First Amendment to the Loan, Guaranty and Security Agreement dated as of August 27, 2013 by and among the Borrower, the guarantors from time to time party thereto, the lenders party thereto and Cerberus Business Finance, LLC, as the collateral and administrative agent for the lenders, dated June 9, 2014 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 10-Q, filed on June 12, 2014)

10.29	Second Amendment to the Loan, Guaranty and Security Agreement, dated as of November 14, 2014, to the Loan, Guaranty and Security Agreement, dated as of August 27, 2013, by the Borrower, the guarantors from time to time party thereto and Cerberus Business Finance, LLC, as the collateral and administrative agent for the lenders (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on November 19, 2014)

10.30	Lease Agreement by and between NL Ventures VII Douglas, L.L.C., as Lessor, and Gordmans, Inc., as Lessee, dated as of November 21, 2008 (incorporated by reference to Exhibit 10.13 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)

10.31	Industrial Building Lease by and between Nebraska Furniture Mart, Inc., as Landlord, and Gordmans, Inc., as Tenant, dated as of December 2, 2005 (incorporated by reference to Exhibit 10.14 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.32	First Amendment to Industrial Building Lease by and between Nebraska Furniture Mart, Inc., as Landlord, and Gordmans, Inc., as Tenant, dated March 1, 2006 (incorporated by reference to Exhibit 10.15 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.33	Second Amendment to Industrial Building Lease by and between Nebraska Furniture Mart, Inc., as Landlord, and Gordmans, Inc., as Tenant, dated March 31, 2008 (incorporated by reference to Exhibit 10.16 of Amendment #3 our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.34	Build to Suit Distribution Center Lease Agreement by and between Ambrose Monrovia, LLC, as Landlord, and Gordmans Distribution Company, Inc., as Tenant, dated January 14, 2013 (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K, filed on April 17, 2013)

10.35	Amended and Restated Sublease Agreement by and between A.G. Realty Company, as Landlord, and Gordmans, Inc., as Tenant, dated July 21, 2008 (incorporated by reference to Exhibit 10.17 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.36	Form of Restricted Stock Agreement under the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.47 of Amendment #2 of our Registration Statement on Form S-1 filed on June 30, 2010, No. 333-166436)*

10.37	Form of Incentive Stock Option Agreement under the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.48 of Amendment #2 of our Registration Statement on Form S-1 filed on June 30, 2010, No. 333-166436)*

10.38	Services Agreement by and between Gordmans Stores, Inc. and Sun Capital Partners Management V, LLC, dated July 16, 2010 (incorporated by reference to Exhibit 10.49 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

21.1	List of subsidiaries of Gordmans Stores, Inc. (incorporated by reference to Exhibit 21.1 of Annual Report on Form 10-K filed on March 31, 2011)

23.1	Consent of Grant Thornton, LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2015

GORDMANS STORES, INC.

By:	/s/ Andrew T. Hall
Andrew T. Hall
President, Chief Executive Officer and Secretary (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Andrew T. Hall and Michael D. James, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2015:

Signature	Title

/s/ ANDREW T. HALL Andrew T. Hall	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)

/s/ MICHAEL D. JAMES Michael D. James	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ T. SCOTT KING T. Scott King	Chairman of the Board of Directors

/s/ MARK E. BRODY Mark E. Brody	Director

/s/ STEWART M. KASEN Stewart M. Kasen	Director

/s/ DONALD V. ROACH Donald V. Roach	Director

/s/ JAMES A. SHEA James A. Shea	Director

/s/ KENNETH I. TUCHMAN Kenneth I. Tuchman	Director

/s/ BRIAN J. URBANEK Brian J. Urbanek	Director