Form 10-Q
period 2015-05-02
Gordmans Stores, Inc.
filed 2015-06-05
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-34842

Gordmans Stores, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	26-3171987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1926 South 67 Street,

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

Common Stock, $0.001 par value, outstanding as of June 3, 2015: 19,586,673 shares

GORDMANS STORES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except share and per share data)

(Unaudited)

	13 Weeks Ended May 2, 2015	13 Weeks Ended May 3, 2014
Net sales	$145,940	$143,022
License fees from leased departments	2,433	2,219
Cost of sales	(83,405)	(81,867)

Gross profit	64,968	63,374
Selling, general and administrative expenses	(63,318)	(63,358)

Income from operations	1,650	16
Interest expense, net	(1,036)	(1,197)

Income / (loss) before taxes	614	(1,181)
Income tax (expense) / benefit	(240)	449

Net income / (loss)	$374	$(732)

Basic earnings / (loss) per share	$0.02	$(0.04)
Diluted earnings / (loss) per share	$0.02	$(0.04)

Basic weighted average shares outstanding	19,367,960	19,351,918
Diluted weighted average shares outstanding	19,528,050	19,351,918

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s except share and per share data)

(Unaudited)

	May 2, 2015	January 31, 2015	May 3, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,691	$7,634	$18,044
Accounts receivable	4,144	3,930	2,779
Landlord receivable	4,490	1,559	5,159
Income taxes receivable	8,323	8,525	4,384
Merchandise inventories	105,789	94,470	95,178
Deferred income taxes	2,896	2,895	2,786
Prepaid expenses and other current assets	9,725	8,535	9,237

Total current assets	144,058	127,548	137,567
PROPERTY AND EQUIPMENT, net	89,124	91,601	83,284
INTANGIBLE ASSETS, net	1,820	1,820	1,884
OTHER ASSETS, net	5,818	5,908	5,583

TOTAL ASSETS	$240,820	$226,877	$228,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,856	$64,349	$66,935
Accrued expenses	30,552	31,353	32,546
Current portion of long-term debt	15,405	12,463	844

Total current liabilities	122,813	108,165	100,325

NONCURRENT LIABILITIES:
Long-term debt, less current portion	28,363	28,827	44,156
Deferred rent	34,609	35,381	32,910
Deferred income taxes	15,636	15,636	9,650
Other liabilities	262	381	418

Total noncurrent liabilities	78,870	80,225	87,134

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of May 2, 2015, January 31, 2015 and May 3, 2014	—	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 19,995,306 issued and 19,586,673 outstanding at May 2, 2015, 19,985,256 issued and 19,576,623 outstanding as of January 31, 2015, 19,805,806 issued and 19,401,394 outstanding as of May 3, 2014	20	20	19
Additional paid-in capital	54,146	53,870	53,513
Accumulated deficit	(15,029)	(15,403)	(12,673)

Total stockholders’ equity	39,137	38,487	40,859

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$240,820	$226,877	$228,318

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share and per share data)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE, February 1, 2014	19,420,444	$19	$53,795	$(12,009)	$41,805
Share-based compensation expense, net of forfeitures benefit	—	—	(282)	—	(282)
Forfeiture of unvested restricted stock	(19,050)	—	—	—	—
Forfeiture of dividends payable on unvested restricted stock	—	—	—	68	68
Net loss	—	—	—	(732)	(732)

BALANCE, May 3, 2014	19,401,394	$19	$53,513	$(12,673)	$40,859

BALANCE, January 31, 2015	19,576,623	$20	$53,870	$(15,403)	$38,487
Share-based compensation expense, net of forfeitures benefit	—	—	256	—	256
Issuance of restricted stock	6,900	—	—	—	—
Exercise of stock options	3,150	—	19	—	19
Tax benefit on stock options exercised	—	—	1	—	1
Net income	—	—	—	374	374

BALANCE, May 2, 2015	19,586,673	$20	$54,146	$(15,029)	$39,137

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Unaudited)

	13 Weeks Ended May 2, 2015	13 Weeks Ended May 3, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$374	$(732)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization expense	4,016	3,021
Amortization of deferred financing fees	199	129
Loss on retirement / sale of property and equipment	23	34
Deferred income taxes	—	126
Share-based compensation expense, net of forfeitures benefit	256	(282)
Net changes in operating assets and liabilities:
Accounts, landlord and income taxes receivable	(2,943)	(1,042)
Merchandise inventories	(11,319)	(467)
Prepaid expenses and other current assets	(1,190)	(876)
Other assets	116	50
Accounts payable	12,507	24,374
Deferred rent	(772)	1,319
Accrued expenses and other liabilities	(743)	6,911

Net cash provided by operating activities	524	32,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,543)	(17,317)
Proceeds from sale-leaseback transactions	804	4,316

Net cash used in investing activities	(1,739)	(13,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	—	(29)
Borrowings on revolving line of credit	52,600	42,200
Repayments on revolving line of credit	(49,801)	(49,450)
Payment of long-term debt	(321)	—
Payment of debt issuance costs	(225)	—
Proceeds from the exercise of stock options	19	—

Net cash provided by (used in) financing activities	2,272	(7,279)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,057	12,285
CASH AND CASH EQUIVALENTS, Beginning of period	7,634	5,759

CASH AND CASH EQUIVALENTS, End of period	$8,691	$18,044

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share Data and Per Share Amounts)

(Unaudited)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The condensed consolidated financial statements include the accounts of Gordmans Stores, Inc. (the “Company”) and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of January 31, 2015 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature.

Summary of Significant Accounting Policies – The accounting policies followed by the Company are reflected in the notes to the consolidated financial statements for the fiscal year ended January 31, 2015, included in our fiscal year 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 31, 2015. Due to the seasonality of our business, the results of operations for any quarter are not necessarily indicative of the operating results for the full fiscal year. In addition, quarterly results of operations can vary based upon the timing and amount of net sales and costs associated with the opening of new stores.

B. DESCRIPTION OF THE BUSINESS

Gordmans Stores, Inc. operated 99 everyday value price department stores under the trade name “Gordmans” located in 22 states as of May 2, 2015. Gordmans offers a wide merchandise assortment including apparel and footwear for men, women and children, accessories, fragrances and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment.

The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker. The Company has one reportable segment. The Company’s operations include activities related to retail stores. The Company opened two new stores during the thirteen weeks ended May 2, 2015 and opened three new stores and closed one existing store during the thirteen weeks ended May 3, 2014.

The following table reflects the percentage of revenues by major merchandising category:

	13 Weeks Ended May 2, 2015	13 Weeks Ended May 3, 2014
Apparel	57.9%	57.1%
Home Fashions	25.8	26.5
Accessories (including fragrances)	16.3	16.4

Total	100.0%	100.0%

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	May 2, 2015	January 31, 2015	May 3, 2014
Leasehold improvements	$12,404	$12,098	$10,391
Furniture, fixtures and equipment	83,496	81,199	54,494
Computer software	25,338	24,496	17,650
Capitalized leases	2,402	2,402	1,740
Construction in progress	5,780	7,731	25,847

	129,420	127,926	110,122
Less accumulated depreciation and amortization	(40,296)	(36,325)	(26,838)

	$89,124	$91,601	$83,284

D. DEBT OBLIGATIONS

Revolving Line of Credit Facility – The Company has an $80.0 million revolving line of credit facility dated February 20, 2009, as amended effective November 14, 2014, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) and PNC Bank (“WF LOC”). The credit facility expires on August 27, 2018. The Company had $13.8 million of borrowings outstanding under the WF LOC as of May 2, 2015, which are included in the current portion of long-term debt at May 2, 2015 as the Company intends to repay the outstanding borrowings within the next twelve months. Average borrowings during the first quarter of fiscal year 2015 were $11.7 million while average borrowings on the WF LOC during the first quarter of fiscal year 2014 were $5.6 million. The Company had $11.0 million of borrowings outstanding under the WF LOC as of January 31, 2015 and no borrowings outstanding on the WF LOC as of May 3, 2014.

Borrowings under this facility bear interest at various rates based on the excess availability and time of year, with two rate options at the discretion of management as follows: (1) For base rate advances, borrowings bear interest at the prime rate plus 1.00% during the non-seasonal period and the prime rate plus 1.75% during the seasonal period. When excess availability is $40.0 million or greater, borrowings for base rate advances bear interest at the prime rate plus 0.75% during the non-seasonal period and the prime rate plus 1.50% during the seasonal period; (2) For LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 2.00% during the non-seasonal period and the LIBOR rate plus 2.75% during the seasonal period. When excess availability is $40.0 million or greater, borrowings for LIBOR rate advances bear interest at the LIBOR rate plus 1.75% during the non-seasonal period, and the LIBOR rate plus 2.50% during the seasonal period. Borrowings available under the WF LOC may not exceed the borrowing base (consisting of specified percentages of credit card receivables and eligible inventory, less applicable reserves). The Company performs a minimum liquidity test on a monthly basis to determine the amount of excess availability the Company must have on that date. Should a fixed charge coverage ratio or level of operating performance as defined in the agreement not be met, minimum excess availability must be equal to or greater than $20.0 million, otherwise, minimum excess availability must be equal to the greater of at least 10% of the borrowing base or $6.0 million. The Company had $59.5 million, $44.1 million and $67.8 million available to borrow at May 2, 2015, January 31, 2015 and May 3, 2014, respectively. Borrowings under this facility bore an interest rate of 3.75% under the base rate option at May 2, 2015 and January 31, 2015. The Company had outstanding letters of credit included in the borrowing base totaling approximately $6.7 million, $7.0 million and $1.0 million as of May 2, 2015, January 31, 2015 and May 3, 2014, respectively.

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

Among other provisions, the loan, guaranty and security agreement relating to the Company’s revolving line of credit facility contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under the $45.0 million Loan, Guaranty and Security Agreement by and among the Borrower, each of the other credit parties signatory thereto, and lenders party thereto and Cerberus Business Finance, LLC, as the administrative agent for the lenders (the “senior term loan”), and indebtedness not to exceed $11 million in any fiscal year and $30 million in the aggregate to finance the acquisition, construction or installation of equipment or fixtures at the Company’s retail store locations, distribution centers or corporate office. The revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $0.5 million in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the

Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries and (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with ordinary corporate governance, overhead, legal and accounting and maintenance. The loan, guaranty and security agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. Should the Company default on any of its covenants associated with the WF LOC or the senior term loan, Wells Fargo Bank, N.A. may make any outstanding amounts on the WF LOC immediately due and payable. As of May 2, 2015, the Company was in compliance with all of its debt covenants under the loan and security agreement.

Senior Term Loan – Gordmans, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, entered into a $45.0 million senior term loan on August 27, 2013, as amended November 14, 2014, with Cerberus Business Finance, LLC to partially fund the $69.9 million special cash dividend declared in August 2013. The senior term loan has a maturity date of August 27, 2018, with payments of $0.3 million due on a quarterly basis from October 2014 through October 2015 and payments of $0.4 million due on a quarterly basis beginning in January 2016 through the maturity date, with the remaining principal due on the maturity date. As of May 2, 2015, the Company may repay at any time all or a portion of the outstanding principal amount, subject to a prepayment premium equal to 2% through June 9, 2015, the first anniversary of the first amendment of the senior term loan, and 1% in the second year after the first amendment of the senior term loan (there is no prepayment premium after June 9, 2016). As of May 2, 2015, the senior term loan carries an interest rate equal to the prime rate (subject to a floor of 3.25%) plus 5.25% or the LIBOR rate (subject to a floor of 1.5%) plus 7.0%, as selected by the Company. The interest rate at May 2, 2015 and January 31, 2015 was 9.5%, which includes a 1% increase related to the minimum liquidity test. The interest rate at May 3, 2014 was 8.5%. The Company is required to have minimum liquidity, the amount of which is based on the fixed charge coverage ratio for the preceding four consecutive fiscal quarters at each measurement date. Should the fixed charge coverage ratio fall below a certain level, the minimum liquidity under the agreement is $30.0 million; otherwise, if the fixed charge coverage ratio is equal to or greater than a certain level, minimum liquidity is $20.0 million. At May 2, 2015, the required minimum liquidity was $20.0 million. The Company’s liquidity exceeded the minimum amount required at May 2, 2015.

The senior term loan is secured on a second lien basis by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement.

The senior term loan contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include indebtedness not to exceed $7.5 million at any time to finance the acquisition of fixed assets, including capital lease obligations, borrowings under the revolving line of credit facility and other indebtedness not to exceed $15.0 million in any fiscal year and $30.0 million in the aggregate to finance the acquisition, construction or installation of equipment or fixtures at the Company’s retail store locations, distribution centers or corporate office. The senior term loan also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries. The exceptions to this covenant are substantially similar to the exceptions under the revolving line of credit facility. The senior term loan also contains financial covenants requiring the Company to maintain compliance with a maximum leverage ratio, as well as limitations on the annual amount of capital expenditures. Should the Company default on any of its covenants, the lenders may demand that the outstanding balance of the senior term loan be immediately due and payable, at which point the Company would also be in default of covenants contained in its revolving line of credit facility. As of May 2, 2015, the Company was in compliance with all of its debt covenants under the senior term loan agreement.

Long-term Debt – Long-term debt consists of the following:

	May 2, 2015	January 31, 2015	May 3, 2014
Revolving line of credit facility	$13,833	$11,034	$—
Senior term loan	29,157	29,437	45,000
Capital lease obligations	778	819	—

Total long-term debt	43,768	41,290	45,000
Less current portion of long-term debt	(15,405)	(12,463)	(844)

Long-term debt, less current portion	$28,363	$28,827	$44,156

At May 2, 2015, annual maturities of long-term debt during the next five fiscal years and thereafter were as follows:

Remainder of 2015	$1,094
2016	1,857
2017	1,864
2018	38,812
2019	141

Total long-term debt	$43,768

Financial Instruments – Based on the borrowing rates currently available to the Company for debt with similar terms and the variable interest rate of the senior term loan, which has not changed since the agreement was amended in November 2014, the fair value of the senior term loan approximates its carrying amount of $29.2 million at May 2, 2015. Fair value approximates the carrying value of the outstanding balance on the revolving line of credit facility due to both the short-term nature of these borrowings and the variable interest rates of this agreement. For all other financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

E. LEASES

The Company has entered into short and long term operating lease agreements. These leases relate to retail store locations, the distribution centers and the corporate headquarters. The leases expire on various dates through the year 2029 with most of the leases containing renewal options. Leases for retail store locations typically have base lease terms of 10 years with one or more renewal periods, usually for five years. Certain retail store leases contain provisions for additional rent based on varying percentages of net sales. Leases for the second distribution center and the corporate headquarters have base lease terms of 15 years with multiple renewal periods. In fiscal 2014, the Company entered into capital lease arrangements for computer hardware and related software with a lease term of 5 years.

Future minimum lease payments, by year, under operating leases and future obligations under non-cancelable leases, by year, as of May 2, 2015 are as follows:

	Operating Leases	Capital Leases
Remainder of 2015	$41,855	$127
2016	51,374	192
2017	47,759	192
2018	42,837	192
2019	38,016	143
After 2019	133,444	—

Total minimum lease payments	$355,285	846

Less: capital lease amount representing interest		(68)

Present value of minimum lease payments		778
Less: current maturities of capital lease obligations		(165)

Noncurrent maturities of capital lease obligations		$613

F. SHARE BASED COMPENSATION

The Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. As of May 2, 2015, an aggregate of 4,573,086 shares of the Company’s common stock were available under the 2010 Plan, subject to adjustments for stock splits and other actions affecting the Company’s common stock. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years. Under the 2010 Plan, in the event of a dividend or other distribution other than regular cash dividends, recapitalization, or other transactions or events affecting the Company’s common stock, the Company must equitably adjust the number of shares of common stock subject to outstanding stock options and restricted stock and must adjust the exercise price of any outstanding stock options.

There were 1,991,820 shares of common stock available for future grants under the 2010 Plan at May 2, 2015.

A summary of restricted stock activity during the thirteen weeks ended May 2, 2015 is set forth in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 31, 2015	209,770	$6.21
Granted	6,900	4.05

Non-vested, May 2, 2015	216,670	$6.14

Restricted stock vests at varying rates of 25% per year over four years or 20% per year over five years as applicable. Unrecognized compensation expense on the restricted stock was $1.0 million at May 2, 2015, which is expected to be recognized over a period of 1.6 years.

A summary of stock option activity during the thirteen weeks ended May 2, 2015 is set forth in the table below:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding, January 31, 2015	1,326,143	$7.50
Granted	25,200	4.05
Exercised	(3,150)	5.98
Forfeited	(19,280)	5.76

Outstanding, May 2, 2015	1,328,913	7.40	8.2	$279
Exercisable, May 2, 2015	342,804	11.46	6.2	—
Vested or expected to vest as of May 2, 2015	1,150,092	7.50	8.1	123

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of May 2, 2015 and the option strike price. The stock price at May 2, 2015 was $7.61, which was below the weighted average exercise price for options exercisable at May 2, 2015.

The Company received $19 thousand of proceeds from the exercise of stock options during the thirteen weeks ended May 2, 2015, which is reflected as a financing cash inflow in the condensed consolidated statement of cash flows for the thirteen weeks ended May 2, 2015. The aggregate intrinsic value of stock options exercised during the thirteen weeks ended May 2, 2015 was $6 thousand. There were no stock option exercises during the thirteen weeks ended May 3, 2014.

The Company used the Black-Scholes option valuation model to estimate fair value of the options. This model requires an estimate of the volatility of the Company’s share price. While the Company’s shares or options have not been publicly traded for a period equal to the option term, the Company determined that it was not practical to use the expected volatility of its share price as the sole estimate of volatility. As the Company matures as a public company, the Company accounts for equity share options based on a value calculated using a mix of the historical volatility of the Company’s share price and the historical volatility of an appropriate industry sector index. The historical volatility was calculated using comparisons to peers in the Company’s market sector, which was chosen due to the proximity of size and industry to the Company over the expected term of the option.

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

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during the thirteen weeks ended May 2, 2015 are illustrated in the following table:

13 Weeks Ended May 2, 2015
Risk-free interest rate	2.0%
Dividend yield	2.0%
Expected volatility	40.0%
Expected life (years)	6.25
Weighted average fair value of options granted	$1.37

Stock options have ten-year contractual terms and vest at varying rates of either 20% per year over five years or 25% per year over four years as applicable. None of the stock options outstanding at May 2, 2015 were subject to performance or market-based vesting conditions. As of May 2, 2015, the unrecognized compensation expense on stock options was $1.5 million, which is expected to be recognized over a weighted average period of 1.8 years.

Share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations. Share-based compensation expense was $0.3 million and $0.2 million for the thirteen week periods ended May 2, 2015 and May 3, 2014, respectively. For the thirteen week period ended May 3, 2014, the Company recorded a share-based compensation benefit of $0.4 million related to the forfeiture of unvested share-based awards granted to the Company’s former chief executive officer, who retired effective March 25, 2014, and a $0.1 million benefit resulting from changes in the forfeiture rates used to measure share-based compensation expense based on actual historical and expected future forfeitures.

G. EARNINGS / LOSS PER SHARE

The following is a reconciliation of the outstanding shares utilized in the computation of earnings / loss per share:

	13 Weeks Ended May 2, 2015	13 Weeks Ended May 3, 2014
Basic weighted average shares outstanding	19,367,960	19,351,918
Dilutive effect of non-vested stock and stock options	160,090	—

Diluted weighted average shares outstanding	19,528,050	19,351,918

The anti-dilutive effect of 664,375 and 991,551 stock options has been excluded from diluted weighted average shares outstanding for the thirteen week periods ended May 2, 2015 and May 3, 2014, respectively.

H. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash investing activities and other cash flow information:

	13 Weeks Ended May 2, 2015	13 Weeks Ended May 3, 2014
Non-cash investing and financing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$3,700	$2,846
Sales of property and equipment pursuant to sale-leaseback accounting	4,968	3,802
Dividends payable forfeited on unvested restricted stock	—	68
Other cash flow information:
Cash paid for interest	891	1,118
Cash paid for income taxes	39	—

Sales of property and equipment pursuant to sale-leaseback accounting represents the amount of structural assets sold to the landlord at the completion of construction for which the Company was deemed the owner during the construction period, pursuant to sale-leaseback accounting, and for which no cash was received upon transfer of ownership.

I. RELATED PARTY DISCLOSURE

The Company has a services agreement with Sun Capital Partners Management V, LLC (“Sun Capital Management”), an affiliate of private equity firm Sun Capital Partners, Inc. (“Sun Capital”) to (1) reimburse Sun Capital Management for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital Management with customary indemnification for any such services. The Company incurred expenses of $15 thousand and $0.3 million to Sun Capital Management under the terms of the services agreement for the thirteen week periods ended May 2, 2015 and May 3, 2014, respectively. Expenses incurred during the thirteen week period ended May 3, 2014 include reimbursement payments to Sun Capital for third party professional consulting services related to the search for a chief executive officer following the retirement of our former chief executive officer during the first quarter of fiscal 2014. Additionally, the Company purchased merchandise inventories of $0.3 million and $0.4 million in the normal course of business from merchandise vendors which are Sun Capital affiliates during the thirteen week periods ended May 2, 2015 and May 3, 2014, respectively.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, or strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the factors described in “Item 1A – Risk Factors” in our fiscal year 2014 Annual Report on Form 10-K.

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

The following discussion and analysis should be read in conjunction with our fiscal year 2014 Annual Report on Form 10-K and the unaudited condensed consolidated financial statements and the related notes thereto included in Item 1. Consolidated Financial Statements of this Quarterly Report.

Executive Overview

Gordmans is an everyday value price department store featuring a large selection of brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel and footwear for men, women and children, accessories (including fragrances) and home fashions. The origins of Gordmans date back to 1915, and as of May 2, 2015, we operated 99 stores in 22 states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers.

We opened two new stores in one new state, during the thirteen weeks ended May 2, 2015 compared to opening three new stores in two new markets, including one new state, and one existing market during the thirteen weeks ended May 3, 2014. We also closed an existing store during the thirteen weeks ended May 3, 2014.

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

Comparable Store Sales. Comparable store sales have been calculated based upon stores that were open at least 16 months as of the end of the reporting period. Comparable store sales include stores that were relocated or remodeled and exclude stores that are closed. Comparable store sales are assessed on both an owned and licensed basis, which includes the impact to growth in comparable sales of departments where we own the inventory or departments which are licensed to third parties. We also review the average sale per transaction, comparable store transactions, store traffic and sales conversion rates. Comparable store sales are an important indicator of current operating performance, with higher comparable store sales helping us to leverage our fixed expenses and positively impacting our operating results.

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

Overview

Net income for the thirteen weeks ended May 2, 2015 was $0.4 million as compared to a net loss of $0.7 million for the thirteen weeks ended May 3, 2014. The increase in net income was primarily due to higher net sales attributable to new stores, a 20 basis point increase in gross profit margin, and a 90 basis point improvement in selling, general and administrative expenses as a percentage of net sales, partially offset by a 1.0% decrease in our owned and licensed comparable store sales. Below are highlights of our financial results for the thirteen weeks ended May 2, 2015.

•	Net sales increased 2.0% for the thirteen weeks ended May 2, 2015 as compared to the thirteen weeks ended May 3, 2014. Higher net sales were driven by an increase in non-comparable store sales due to the addition of six new stores in fiscal year 2014, three of which opened in the thirteen weeks ended May 3, 2014, and the two new stores opened during the thirteen weeks ended May 2, 2015. Comparable store sales on an owned and licensed basis decreased 1.0% for the thirteen weeks ended May 2, 2015 as compared to the prior year comparable store sales decrease of 2.2%. On an owned basis, comparable store sales declined 1.7% compared to a decline of 2.7% for the same period in the prior year. We are working on a number of initiatives to improve our recent comparable store sales trend, including several merchandising strategies focused on injecting breadth, diversity and value into our product selection and modifying our marketing strategy while leveraging our loyalty program. In addition, we plan to launch of our e-commerce operation later in fiscal 2015.

•	Gross profit margin increased 20 basis points in the thirteen weeks ended May 2, 2015 as compared to the thirteen weeks ended May 3, 2014, primarily as a result of lower merchandise markdowns and higher license fee revenue, partially offset by lower initial mark-up of purchases of merchandise inventories.

•	Selling, general and administrative expenses decreased 90 basis points to 43.4% of net sales for the thirteen weeks ended May 2, 2015 compared to 44.3% of net sales for the thirteen weeks ended May 3, 2014. Corporate office expenses decreased by 90 basis points in the thirteen weeks ended May 3, 2014 due to lower non-recurring compensation, recruiting and relocation expenses, as well as lower information technology expenses. Pre-opening and closing expenses decreased 75 basis points during the first quarter of fiscal 2015 due to non-recurring expenses incurred in the first quarter of fiscal 2014 to open the new distribution center and corporate office, the opening of two new stores in the spring this year verses three new stores last spring and one store closing in the first quarter of fiscal 2014. These decreases were offset by a 65 basis point increase in depreciation expense impacted by higher property and equipment additions including the second distribution center and corporate headquarters opened in 2014, as well as new and existing store and information technology-related investments.

Basis of Presentation and Results of Operations

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. Fiscal years 2015 and 2014 represent fifty-two week years ending January 30, 2016 and ended January 31, 2015, respectively. All references to fiscal years are to the calendar year in which the fiscal year begins. The thirteen weeks ended May 2, 2015 and the thirteen weeks ended May 3, 2014 represent the first quarters of fiscal 2015 and fiscal 2014, respectively.

The table below sets forth the consolidated statements of operations data for the periods presented (in thousands):

	13 Weeks Ended May 2, 2015	13 Weeks Ended May 3, 2014
Statements of Operation Data:
Net sales	$145,940	$143,022
License fees from leased departments	2,433	2,219
Cost of sales	(83,405)	(81,867)

Gross profit	64,968	63,374
Selling, general and administrative expenses	(63,318)	(63,358)

Income from operations	1,650	16
Interest expense, net	(1,036)	(1,197)

Income / (loss) before taxes	614	(1,181)
Income tax (expense) / benefit	240	449

Net income / (loss)	$374	$(732)

The table below sets forth the components of the consolidated statements of operations as a percentage of net sales:

	13 Weeks Ended May 2, 2015(1)	13 Weeks Ended May 3, 2014(1)
Net sales	100.0%	100.0%
License fees from leased departments	1.7	1.6
Cost of sales	(57.2)	(57.2)

Gross profit	44.5	44.3
Selling, general and administrative expenses	(43.4)	(44.3)

Income from operations	1.1	0.0
Interest expense, net	(0.7)	(0.8)

Income / (loss) before taxes	0.4	(0.8)
Income tax (expense) / benefit	(0.2)	0.3

Net income / (loss)	0.3%	(0.5)%

(1)	Percentages may not foot due to rounding.

Thirteen Weeks Ended May 2, 2015 Compared to Thirteen Weeks Ended May 3, 2014

Net Sales

Net sales for the thirteen weeks ended May 2, 2015 increased $2.9 million, or 2.0%, to $145.9 million as compared to $143.0 million for the thirteen weeks ended May 3, 2014. This increase was primarily the result of a $5.2 million increase in non-comparable store sales due to the opening of six new stores in fiscal 2014, three of which opened in the first quarter of fiscal 2014, and the opening of two new stores in the first quarter of fiscal 2015. Owned comparable store sales decreased $2.3 million, or 1.7%, for the first quarter. Owned and licensed comparable store sales declined 1.0%. The comparable store sales decrease was primarily due to a low-single digit decrease in comparable transactions resulting from a decrease in guest traffic, partially offset by a low single digit increase in the average sale per transaction. From a major merchandising category perspective, Apparel and Accessories (including fragrances) experienced low single digit comparable store sales decreases and Home Fashions experienced a mid-single digit comparable store sales decrease for the thirteen weeks ended May 2, 2015 compared to the thirteen weeks ended May 3, 2014.

Comparable store sales were negatively impacted in the first quarter of fiscal 2015 by lower clearance inventory as compared to the first quarter of fiscal 2014. Average clearance inventory was down 14% on a comparable store basis during the first quarter and comparable store clearance sales were down 10.2%, while comparable store non-clearance sales declined 0.3%. Comparable store non-clearance sales increased 0.3% on an owned and licensed basis. We plan to launch our e-commerce operation in fiscal year 2015 as an additional channel to service our guests and increase sales while driving traffic into our stores with our guest loyalty program.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for the thirteen weeks ended May 2, 2015 increased $0.2 million, or 9.6%, to $2.4 million as compared to $2.2 million for the thirteen weeks ended May 3, 2014, primarily due to new store growth and an increase in sales of footwear in our comparable stores.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirteen weeks ended May 2, 2015 increased $1.6 million, or 2.5%, to $65.0 million as compared to $63.4 million for the thirteen weeks ended May 3, 2014. Gross profit margin increased 20 basis points to 44.5% of net sales as compared to 44.3% of net sales for the first quarter of 2014. The 20 basis point increase in gross profit was due to lower inventory markdowns and higher license fees from leased departments, partially offset by lower initial mark-up.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the thirteen weeks ended May 2, 2015 decreased 0.1%, to $63.3 million as compared to $63.4 million for the thirteen weeks ended May 3, 2014. As a percentage of net sales, selling, general and administrative expenses decreased to 43.4% of net sales as compared to 44.3% of net sales for the thirteen weeks ended May 2, 2015, a 90 basis point decrease. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to non-recurring corporate expenses incurred in the first quarter of fiscal 2014 including non-recurring compensation costs related to the retirement of our former Chief Executive officer, recruiting and relocation expenses, as well as non-recurring pre-opening expenses associated with the opening of the second distribution center and corporate headquarter in 2014.

Store expenses increased $0.4 million in the thirteen weeks ended May 2, 2015 as compared to the thirteen weeks ended May 3, 2014 primarily due to increased payroll, rent and real estate taxes associated with the six new stores opened in fiscal 2014 and the two new stores opened in the first quarter of fiscal 2015, offset by decreases in health insurance expense, workers compensation and general liability insurance claims, as well as lower information technology, maintenance and utilities expenses. Store expenses were 26.9% of net sales in the first quarter of fiscal 2015, a 25 basis point improvement compared to the first quarter of fiscal 2014, primarily resulting from lower insurance, information technology, maintenance and utilities expenses.

Corporate expenses decreased $1.0 million or 90 basis points in the thirteen weeks ended May 2, 2015 as compared to the thirteen weeks ended May 3, 2014, primarily due to expenses of $1.1 million incurred in the first quarter of fiscal 2014 associated with the retirement of our former Chief Executive Officer (“CEO”) in March 2014, as well as a $0.5 million decrease in recruiting and relocation costs primarily related to the addition of several associates to our merchandising and stores leadership teams during the first quarter of fiscal 2014 and a decrease in information technology costs of $0.3 million. These decreases were partially offset by an increase in share-based compensation expense of $0.5 million due primarily to the benefit of forfeitures of unvested share-based awards related to the retirement of the Company’s former CEO in March 2014 and a $0.1 million benefit recognized during the first quarter of fiscal 2014 for changes in the forfeiture rates used to measure share-based compensation expense, as well as a $0.3 million increase in corporate payroll due primarily to new staff positions to support to our e-commerce initiative.

A $0.6 million increase in distribution center expenses in the thirteen weeks ended May 2, 2015 was primarily the result of payroll expense necessary to process higher merchandise inventory receipts compared to the thirteen weeks ended May 3, 2014, as well as higher management compensation and utilities expense at the second distribution center which opened at the end of the second quarter of 2014. Distribution center expenses increased 35 basis points in the thirteen weeks ended May 2, 2015 as a result of higher payroll and utilities expense, as well as deleveraging of fixed costs associated with the decrease in comparable store sales.

Depreciation and amortization expenses increased $1.0 million, or 65 basis points as a percentage of net sales, in the thirteen weeks ended May 3, 2015 as compared to the thirteen weeks ended May 2, 2014 due to increased property additions associated primarily with new store openings, the second distribution center and new corporate headquarters, as well as investments in upgrading our information technology systems.

Pre-opening and closing expenses decreased $1.1 million, or 75 basis points as a percentage of net sales, in the thirteen weeks ended May 2, 2015 due to expenses incurred in the thirteen weeks ended May 3, 2014 associated with the second distribution center which opened in the second quarter of fiscal 2014 and the move to the new corporate headquarters in March 2014. In addition, the Company opened two new stores in the first quarter of fiscal 2015 as compared to the three new stores opened in the first quarter of fiscal 2014 and closed no stores in the first quarter of fiscal 2015 compared to the one store closed in the first quarter of fiscal 2014.

Advertising expenses were 1.8% of net sales in both the thirteen week periods ended May 2, 2015 and May 3, 2014. Television advertising expenses were lower in the first quarter of 2015 compared to the same period in the prior year, partially offset by higher direct mail and email advertising expenses.

Interest Expense, Net

Interest expense, net for the first quarter of fiscal 2015 decreased $0.2 million to $1.0 million compared to $1.2 million for the thirteen weeks ended May 3, 2014. This decrease was primarily the result of the $15 million pay down of our senior term loan in November 2014, partially offset by an increase in average borrowings on our revolving line of credit from $5.6 million during the first quarter of fiscal 2014 to $11.7 million during the first quarter of fiscal 2015.

Income / (Loss) before Taxes

Income before taxes for the first quarter of fiscal 2015 was $0.6 million compared to the loss before taxes of $1.2 million in the first quarter of fiscal 2014. As a percentage of net sales, income before taxes was 0.4% for the first quarter of fiscal 2015 compared to a loss before taxes of (0.8%) for the first quarter of fiscal 2014.

Income Tax (Expense) / Benefit

Income tax expense for the thirteen weeks ended May 2, 2015 was $0.2 million compared to an income tax benefit of $0.4 million for the thirteen weeks ended May 3, 2014. The effective income tax rate for the first quarter of fiscal 2015 was 39.1% compared to the effective income tax rate of 38.0% for the first quarter of fiscal 2014. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income / (Loss)

Net income for the first quarter of fiscal 2015 was $0.4 million compared to a net loss of $0.7 million for the first quarter of fiscal 2014, representing an improvement of $1.1 million compared to the prior period. The increase in net income was primarily due to higher net sales attributable to new stores, a 20 basis point increase in gross profit margin, and a 90 basis point improvement in selling, general and administrative expenses as a percentage of net sales, partially offset by a 1.7% decrease in owned comparable store sales.

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

Liquidity and Capital Resources

Our primary ongoing cash requirements are for operating expenses, inventory, new store capital investment, investments in our information technology including initiatives to launch our e-commerce operation in 2015 and to begin replacement of our existing point-of-sale system in 2016, capital expenditures for existing store improvements and investments in our distribution centers, as well as debt service. Our typical investment in a new store is approximately $1.3 million, which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.2 million have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores.

Our working capital at May 2, 2015 increased $1.9 million, or 9.6%, to $21.2 million compared to working capital of $19.4 million at January 31, 2015. Working capital was $37.2 million at May 3, 2014. The increase in working capital from January 31, 2015 to May 2, 2015 primarily relates to an increase in landlord receivables due to timing of receipt of construction allowances related to new store construction.

Total long-term debt increased from $41.3 million at January 31, 2015 to $43.8 million at May 2, 2015 due to higher borrowings on our line of credit facility. On August 26, 2013, the Company entered into a five year, $45.0 million senior term loan, as amended on June 9, 2014 and November 14, 2014, to fund a portion of the $69.9 million special cash dividend payment declared in 2013. The

Company paid down $15.0 million of principal on our senior term loan on November 17, 2014. The majority of the remaining principal is due on the maturity date, but requires quarterly principal payments through the maturity date. As of May 2, 2015, the senior term loan contains an early payment provision exercisable at the Company’s option, pursuant to which the Company may repay all or a portion of the outstanding principal amount at any time, subject to a prepayment penalty for any prepayments made during the first two years following the June 9, 2014 amendment. The remainder of the special cash dividend payment was funded by cash from operations, and principal payments on our senior term loan will be funded by cash from operations and, if necessary, borrowings under our $80.0 million revolving line of credit facility, which was amended on November 14, 2014 and expires on August 27, 2018.

Our senior term loan and revolving line of credit facility agreements, as amended on November 14, 2014, contain minimum availability and minimum liquidity tests that require a certain level of minimum excess availability under the revolving line of credit facility based on operating performance and a maximum leverage ratio on the senior term loan. The Company was in compliance with all of its debt covenants as of May 2, 2015.

There were $13.8 million of borrowings outstanding under our revolving line of credit facility at May 2, 2015, as compared to $11.0 million of borrowings outstanding under our revolving line of credit facility at January 31, 2015 and no borrowings outstanding under our revolving line of credit facility at May 3, 2014. Cash and cash equivalents were $8.7 million, $7.6 million and $18.0 million at May 2, 2015, January 31, 2015 and May 3, 2014, respectively. Net cash provided by operating activities was $0.5 million in the thirteen weeks ended May 2, 2015 compared to $32.6 million in the thirteen weeks ended May 3, 2014. Average borrowings under our revolving line of credit facility increased to $11.7 million in the first quarter of fiscal 2015 from $5.6 million in the first quarter of fiscal 2014, in part due to the $15.0 million of principal paid on our senior term loan in November 2014. The largest amount borrowed at one time during the first quarter of fiscal 2015 was $15.4 million compared to $11.7 million during the first quarter of fiscal 2014. Availability under our revolving line of credit facility increased 34.9% to $59.5 million at May 2, 2015 compared to $44.1 million at January 31, 2015. Availability under our revolving line of credit facility was $67.8 million at May 3, 2014. Stockholders’ equity was $39.1 million as of May 2, 2015 compared to $38.5 million as of January 31, 2015 and $40.9 million as of May 3, 2014.

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

Capital Expenditures

Net capital expenditures during the thirteen weeks ended May 2, 2015 and May 3, 2014 were $1.7 million and $13.0 million, respectively. Net capital expenditures during the thirteen weeks ended May 3, 2014 included $5.1 million of non-recurring capital expenditures for the second distribution center which opened in the second quarter of fiscal 2014 and the new corporate headquarters which opened in the first quarter of fiscal 2014. Additionally, there were only two new stores opened during the first quarter of fiscal 2015 compared to three new stores during the first quarter of fiscal 2014.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	13 Weeks Ended May 2, 2015	13 Weeks Ended May 3, 2014
Cash flows provided by operating activities	$524	$32,565
Cash flows used in investing activities	(1,739)	(13,001)
Cash flows provided by (used in) financing activities	2,272	(7,279)

Increase in cash and cash equivalents	1,057	12,285
Cash and cash equivalents at beginning of period	7,634	5,759

Cash and cash equivalents at end of period	$8,691	$18,044

Cash Flows from Operating Activities

Net cash provided by operating activities in the thirteen weeks ended May 2, 2015 was $0.5 million, which included net income of $0.4 million and noncash charges of $4.5 million comprised of depreciation and amortization expense of $4.0 million, share-based compensation expense of $0.3 million, amortization of deferred financing fees of $0.2 million and loss on retirement of property and equipment of $23 thousand. Net cash provided by operating activities in the thirteen weeks ended May 2, 2015 was favorably impacted by an increase in accounts payable of $12.5 million related to higher merchandise inventory receipts in the first quarter of fiscal 2015 attributable to seasonality and new store growth. Net cash provided by operating activities in the thirteen weeks ended May 2, 2015 was also favorably impacted by a $0.1 million decrease in other assets. These increases in operating cash flows for the thirteen weeks ended May 2, 2015 were partially offset by an $11.3 million increase in merchandise inventories primarily related to the two new stores that opened during the first quarter of fiscal 2015 and the new stores opened in the second and third quarters of fiscal 2014, an increase in prepaid and other current assets of $1.2 million primarily due to the timing of insurance renewals and new store growth, a decrease in deferred rent related to new stores of $0.8 million and a decrease in accrued expenses and other liabilities of $0.7 million due to lower seasonal balance of the gift card liability at May 2, 2015 as compared to January 30, 2015.

Net cash provided by operating activities in the thirteen weeks ended May 3, 2014 was $32.6 million, which included the net loss of $0.7 million and noncash charges of $3.0 million comprised of depreciation and amortization expense of $3.1 million, amortization of deferred financing fees of $0.1 million, changes in deferred income taxes of $0.1 million and a share-based compensation benefit of $0.3 million. Net cash provided by operating activities in the thirteen weeks ended May 3, 2014 were favorably impacted by an increase in accounts payable of $24.4 million related to seasonality, enhanced cash management and new store growth and an increase of $6.9 million in accrued expenses primarily due to the second primary distribution center that opened in the second quarter of fiscal 2014 and an increase in new store activity for the ten new stores opened in fiscal 2013 and the six new stores that opened in fiscal 2014. Net cash provided by operating activities was also favorably impacted by a $1.3 million increase in deferred rent associated with new store growth and a $0.1 million decrease in other assets. These increases in operating cash flows for the thirteen weeks ended May 3, 2014 were partially offset by a $1.0 million increase in income taxes receivable, landlord receivable and accounts receivable and a $0.9 million increase in prepaid expenses and other current assets related to new store growth and the timing of insurance renewals. The increases in operating cash flows were also partially offset by cash used to increase inventory of $0.5 million for the spring season and for the three new stores opened in the first quarter of fiscal 2014, partially offset by a high single digit decrease in comparable store merchandise inventory levels resulting from our inventory recalibration efforts to drive comparable store sales.

Cash Flows from Investing Activities

Net cash used in investing activities in the thirteen weeks ended May 2, 2015 and May 3, 2014 was $1.7 million and $13.0 million, respectively. Cash of $2.5 million and $17.3 million was used for purchases of property and equipment during the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. The decrease in cash used in investing activities is due to the decrease in cash invested in non-recurring property and equipment additions during the thirteen weeks ended May 3, 2014, including $2.6 million of cash used for the new corporate headquarters that we moved into during March 2014 and $2.5 million of cash invested in the second primary distribution center that opened in the second quarter of fiscal 2014. Additionally, less cash was used on new stores during the thirteen weeks ended May 2, 2015, as there were only two new spring stores opened in the first quarter of fiscal 2015 compared to three stores opened in the first quarter of fiscal 2014. There were $3.7 million of property and equipment purchases in accrued expenses at May 2, 2015.

Proceeds from sale-leaseback transactions were $0.8 million and $4.3 million for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively, where the Company was deemed the accounting owner of the structural property additions during the new store construction period pursuant to the underlying lease agreement. This $3.5 million decrease in cash generated from proceeds from sale-leaseback transactions primarily resulted from the timing of receipt of payments from landlords.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.3 million during the thirteen weeks ended May 2, 2015, as compared to net cash used in financing activities of $7.3 million during the thirteen weeks ended May 3, 2014. Borrowings and repayments on our revolving line of credit facility were $52.6 million and $49.8 million, respectively, during the thirteen weeks ended May 2, 2015, compared to $42.2 million and $49.5 million, respectively, during the thirteen weeks ended May 3, 2014. Cash of $0.3 million was used during the thirteen weeks ended May 2, 2015 for payments on our senior term loan and on capital lease and financing agreements. Cash of $0.2 million was paid for accrued debt issuance costs during the thirteen weeks ended May 2, 2015 related to our $45.0 million senior term loan. Proceeds of $19 thousand were received in connection with the exercise of stock options during the thirteen weeks ended May 2, 2015. Dividends of $29 thousand were paid on restricted stock that vested in the first quarter of fiscal 2014 related to the $69.9 million special cash dividend declared in August 2013.

Existing Credit Facilities

Gordmans, Inc. is the borrower under an $80.0 million loan, guaranty and security agreement dated as of February 20, 2009, as amended November 14, 2014, with Wells Fargo Bank, N.A. (successor in merger with Wells Fargo Retail Finance, LLC) as agent and a lender and with certain other lender parties thereto from time to time. Gordmans Stores, Inc., Gordmans Intermediate Holdings Corp., Gordmans Distribution Company, Inc., Gordmans Management Company, Inc. and Gordmans LLC are all guarantors under the loan agreement. The loan, guaranty and security agreement allows the Company to increase the maximum available borrowings to $100.0 million as necessary. The description which follows includes the terms of the seventh amendment to the loan agreement, which became effective November 14, 2014.

Our revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on August 27, 2018. At May 2, 2015, we had $13.8 million of borrowings outstanding under our revolving line of credit facility as compared to outstanding borrowings of $11.0 million at January 31, 2015. We had no borrowings outstanding under our revolving line of credit facility at May 3, 2014. A minimum fixed charge test is performed on a monthly basis to determine the amount of excess availability the Company must have on that date. Should a minimum fixed charge coverage ratio or level of operating performance as defined in the agreement not be met, minimum excess availability must be equal to $20 million. If the minimum fixed charge ratio is met, minimum availability must be equal to the greater of at least 10% of the borrowing base or $6.0 million. Availability under our revolving line of credit facility was $59.5 million at May 2, 2015, which exceeded the required minimum excess availability and included letters of credit issued with an aggregate face amount of $6.7 million. There were borrowings on the facility of $52.6 million during the first quarter of fiscal 2015 and repayments of $49.8 million during the first quarter of fiscal 2015.

Interest is payable on borrowings under our revolving line of credit facility monthly at a rate equal to LIBOR or the base rate as selected by management, plus an applicable margin which ranges from 0.75% to 2.75% set quarterly dependent upon the seasonal or non-seasonal period and average net availability under our revolving line of credit facility during the previous quarter.

An unused line fee is payable quarterly in an amount equal to 0.25% of the sum of the average daily unused revolving commitment plus the average daily unused letter of credit commitment. A customary fee is also payable to the administrative agent under the loan agreement on an annual basis.

The availability of our revolving line of credit facility is subject to a borrowing base, which is comprised of eligible credit card receivables and the liquidation value of eligible landed inventory, eligible distribution center inventory and eligible in-transit inventory. Borrowings under our revolving line of credit facility are secured by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement.

Among other provisions, the loan, guaranty and security agreement relating to the Company’s revolving line of credit facility contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under our $45.0 million senior term loan and indebtedness not to exceed $11.0 million in any fiscal year and $30.0 million in the aggregate to finance the acquisition, construction or installation of equipment or fixtures at the Company’s retail store locations, distribution centers or corporate office. Our revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to

Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $0.5 million in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries and (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with the ordinary corporate governance, overhead, legal and accounting and maintenance. The loan, guaranty and security agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. As of May 2, 2015, the Company was in compliance with all of its debt covenants under the loan, guaranty and security agreement. The agreement also contains cross default provisions with the senior term loan. Should the Company default on any of its covenants associated with the loan, guaranty and security agreement or the senior term loan, Wells Fargo Bank, N.A. may make any outstanding amounts on our revolving line of credit facility immediately due and payable.

On August 27, 2013, Gordmans, Inc. entered into a $45.0 million senior term loan, as amended June 9, 2014 and November 14, 2014, with Cerberus Business Finance, LLC. Our senior term loan has a maturity date of August 27, 2018, with payments of $0.3 million due on a quarterly basis through October 2015 and payments of $0.4 million due on a quarterly basis beginning January 2016 through the maturity date, with the remaining principal due on the maturity date. The Company made a $15.0 million early payment on our senior term loan in November 2014. The description which follows includes the terms of the first amendment to the senior term loan agreement, which became effective June 9, 2014, and the second amendment to the senior term loan agreement, which became effective on November 14, 2014.

As of May 2, 2015, our senior term loan contains an early payment provision, exercisable at the Company’s option, pursuant to which the Company may repay all or a portion of the outstanding principal amount at any time, subject to a prepayment penalty applicable during the first two years from the June 9, 2014 amendment date. As of May 2, 2015, our senior term loan carries an interest rate equal to the prime rate (subject to a floor of 3.25%) plus 5.25% or the LIBOR rate (subject to a floor of 1.5%) plus 7.0%, as selected by the Company. Our senior term loan includes a test to which the Company is subject at each measurement date, as defined in the agreement, which has resulted in a 1% increase in the interest rate since the amendment date and will continue to be applicable should the Company fail to meet the minimum EBITDA and fixed charge coverage ratio requirements. Further, the Company is required to have minimum liquidity, as defined in the agreement, based on the fixed charge coverage ratio for the preceding four consecutive fiscal quarters at each measurement date. Should the fixed charge coverage ratio fall below a certain level, the minimum liquidity under the agreement is $30.0 million; otherwise, if the fixed charge coverage ratio is equal to or greater than a certain level, minimum liquidity is $20.0 million. The Company had sufficient liquidity at May 2, 2015, as the Company’s liquidity at May 2, 2015 exceeded the minimum amount required.

Our senior term loan is secured on a second lien basis by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. Our senior term loan contains certain financial covenants, including a maximum leverage ratio, which was made less restrictive by the amendments to the senior term loan in fiscal 2014, and limitations on the annual amount of capital expenditures, as well as customary affirmative and negative covenants substantially similar to those under our revolving line of credit facility. Should the Company default on any of its covenants, the lenders may demand that the outstanding balance of the senior term loan be immediately due and payable, at which point the Company would also be in default of covenants contained in its revolving credit facility. As of May 2, 2015, the Company was in compliance with all of its debt covenants under its senior term loan agreement and expects to be in compliance with all of its debt covenants for measurement periods occurring through the remainder of fiscal 2015.

The Company is exploring refinancing the senior term loan to extend the due date and reduce its interest expense.

We also entered into two financing arrangements to purchase computer hardware and software during fiscal 2014. The Company’s remaining obligation under the financing arrangements is $0.8 million at January 31, 2015.

Contractual Obligations and Off-Balance-Sheet Arrangements

As noted in the table which follows, the Company has contractual obligations and commitments as of May 2, 2015 that may affect the financial condition of the Company. However, management believes there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition, results of operations, or cash flows. Other than the letters of credit set forth in the table below, the Company had no off-balance-sheet arrangements as of May 2, 2015. Letters of credit are entered into with certain of our vendors and Wells Fargo Bank, N.A. with terms that are financially and operationally beneficial to both parties primarily related to certain vendor financing partners and insurance providers for self-insurance reserves.

The following table summarizes our contractual obligations and commitments as of May 2, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in 000’s)
Contractual Obligations:
Capital leases (1)	$846	$127	$384	$335	$—
Operating leases (2)(3)	355,285	41,855	99,133	80,853	133,444
Senior term loan (4)	37,750	2,849	8,531	26,370	—
Revolving line of credit	13,833	—	—	13,833	—
Letters of credit	6,704	6,704	—	—	—
Purchase orders (5)	130,160	130,160	—	—	—

Total	$544,578	$181,695	$108,048	$121,391	$133,444

(1)	Includes principal and interest payments on capital lease obligations.
(2)	Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds, but are not included in operating lease obligations.
(3)	Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 39% of lease expense for our retail stores in the thirteen weeks ended May 2, 2015.
(4)	Includes $29.2 million of principal payments and $8.6 million of interest payments on the senior term loan. Interest is calculated using the interest rate of 9.50% at May 2, 2015.
(5)	Purchase orders consist of open purchase orders for merchandise, net of receipts already received on those orders. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.

Critical Accounting Policies and Estimates

We have determined that our most critical accounting policies are those related to revenue recognition, merchandise inventories, long-lived assets, operating leases, self-insurance, share-based compensation and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies discussed in our fiscal year 2014 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily through borrowings under our revolving line of credit facility and through outstanding borrowings on our senior term loan, both of which bear interest at variable rates.

Borrowings under our revolving line of credit facility bear interest at the base rate plus 0.75% (3.75% at May 2, 2015) with an option to bear interest at the LIBOR interest rate plus 2.00%. Borrowings under our revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $80.0 million. Borrowings under our revolving line of credit facility during the first quarter of fiscal 2015 were $52.6 million with $15.4 million being the largest amount borrowed at one time, and $13.8 million of borrowings were outstanding under our revolving credit facility at May 2, 2015. Average daily borrowings during the first quarter of fiscal 2015 were $11.7 million. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of our revolving line of credit facility. As of May 2, 2015, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.1 million per year.

Borrowings under our senior term loan bear interest at the prime rate plus 5.25% with a floor of 3.25% (9.50% at May 2, 2015) with an option to bear interest at the LIBOR interest rate plus 7.0% with a floor of 1.5%. In addition, our senior term loan includes a minimum EBITDA and fixed charge coverage ratio requirement at each measurement date, which could result in a 1.0% increase in the interest rate should the Company fail to meet the minimum requirements. At May 2, 2015, the interest rate on the senior term loan was 9.5%, including the additional 1.0% charged as a result of the minimum liquidity test implemented with the amendment of the senior term loan on June 9, 2014. We performed a sensitivity analysis assuming a hypothetical 100 basis point increase in the interest rate applied to the average amount outstanding on the senior term loan (assumes no prepayments of principal other than the $15.0 million prepayment made in November 2014). As of May 2, 2015, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.3 million per year.

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

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 2, 2015 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Our risk factors have not changed materially from those disclosed in our fiscal year 2014 Annual Report on Form 10-K. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

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

Date: June 5, 2015

GORDMANS STORES, INC.

By:	/s/ ANDREW T. HALL
Andrew T. Hall
President, Chief Executive Officer and Secretary (Principal Executive Officer)

By:	/s/ MICHAEL D. JAMES
Michael D. James
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)