Form 10-Q
period 2015-08-01
Gordmans Stores, Inc.
filed 2015-08-28
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

or

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

Common Stock, $0.001 par value, outstanding as of August 26, 2015: 19,726,448 shares

GORDMANS STORES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except share and per share data)

(Unaudited)

	13 Weeks Ended August 1, 2015	13 Weeks Ended August 2, 2014	26 Weeks Ended August 1, 2015	26 Weeks Ended August 2, 2014
Net sales	$143,434	$141,039	$289,374	$284,061
License fees from leased departments	1,986	1,942	4,419	4,161
Cost of sales	(82,593)	(83,251)	(165,998)	(165,118)

Gross profit	62,827	59,730	127,795	123,104
Selling, general and administrative expenses	(64,819)	(63,494)	(128,137)	(126,852)

Loss from operations	(1,992)	(3,764)	(342)	(3,748)
Interest expense, net	(1,038)	(1,341)	(2,074)	(2,538)
Loss on extinguishment of debt	(2,014)	—	(2,014)	—

Loss before taxes	(5,044)	(5,105)	(4,430)	(6,286)
Income tax benefit	2,013	1,916	1,773	2,365

Net loss	$(3,031)	$(3,189)	$(2,657)	$(3,921)

Basic loss per share	$(0.16)	$(0.16)	$(0.14)	$(0.20)
Diluted loss per share	$(0.16)	$(0.16)	$(0.14)	$(0.20)

Basic weighted average shares outstanding	19,395,818	19,360,394	19,380,839	19,356,156
Diluted weighted average shares outstanding	19,395,818	19,360,394	19,380,839	19,356,156

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s except share and per share data)

(Unaudited)

	August 1, 2015	January 31, 2015	August 2, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,946	$7,634	$11,052
Accounts receivable	3,608	3,930	3,292
Landlord receivable	2,561	1,559	4,294
Income taxes receivable	11,001	8,525	6,348
Merchandise inventories	118,889	94,470	96,077
Deferred income taxes	2,896	2,895	2,786
Prepaid expenses and other current assets	9,985	8,535	9,172

Total current assets	158,886	127,548	133,021
PROPERTY AND EQUIPMENT, net	86,955	91,601	85,700
INTANGIBLE ASSETS, net	1,820	1,820	1,863
OTHER ASSETS, net	4,827	5,908	5,882

TOTAL ASSETS	$252,488	$226,877	$226,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,436	$64,349	$67,373
Accrued expenses	27,235	31,353	28,781
Current portion of long-term debt	32,229	12,463	6,463

Total current liabilities	138,900	108,165	102,617

NONCURRENT LIABILITIES:
Long-term debt, less current portion	28,891	28,827	43,875
Deferred rent	31,640	35,381	32,143
Deferred income taxes	16,318	15,636	9,832
Other liabilities	237	381	373

Total noncurrent liabilities	77,086	80,225	86,223

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of August 1, 2015, January 31, 2015 and August 2, 2014	—	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 20,133,581 issued and 19,724,948 outstanding at August 1, 2015; 19,985,526 issued and 19,576,623 outstanding as of January 31, 2015; 19,960,156 issued and 19,554,905 outstanding as of August 1, 2014	20	20	20
Additional paid-in capital	54,542	53,870	53,454
Accumulated deficit	(18,060)	(15,403)	(15,848)

Total stockholders’ equity	36,502	38,487	37,626

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$252,488	$226,877	$226,466

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share and per share data)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE, February 1, 2014	19,420,444	$19	$53,795	$(12,009)	$41,805
Share-based compensation expense (benefit), net of forfeitures	—	—	(155)	—	(155)
Deferred tax asset shortfall related to share-based compensation expense	—	—	(182)	—	(182)
Issuance of restricted stock, net of forfeitures	135,300	1	—	—	1
Repurchase of common stock	(839)	—	(4)	—	(4)
Forfeiture of dividends payable on unvested restricted stock	—	—	—	82	82
Net loss	—	—	—	(3,921)	(3,921)

BALANCE, August 2, 2014	19,554,905	$20	$53,454	$(15,848)	$37,626

BALANCE, January 31, 2015	19,576,623	$20	$53,870	$(15,403)	$38,487
Share-based compensation expense (benefit), net of forfeitures	—	—	640	—	640
Issuance of restricted stock, net of forfeitures	142,500	—	—	—	—
Exercise of stock options	5,825	—	31	—	31
Tax benefit on stock options exercised	—	—	1	—	1
Net loss	—	—	—	(2,657)	(2,657)

BALANCE, August 1, 2015	19,724,948	$20	$54,542	$(18,060)	$36,502

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Unaudited)

	26 Weeks Ended August 1, 2015	26 Weeks Ended August 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,657)	$(3,921)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,083	6,013
Write-off of deferred financing fees related to extinguishment of debt	1,722	—
Amortization of deferred financing fees	355	280
Loss on retirement / sale of property and equipment	23	85
Deferred income taxes	681	127
Share-based compensation expense (benefit), net of forfeitures	640	(155)
Net changes in operating assets and liabilities:
Accounts, landlord and income taxes receivable	(3,156)	(2,654)
Merchandise inventories	(24,419)	(1,366)
Prepaid expenses and other current assets	(1,450)	(811)
Other assets	80	87
Accounts payable	15,087	24,812
Deferred rent	(3,741)	552
Accrued expenses and other liabilities	(2,109)	4,928

Net cash provided by (used in) operating activities	(10,861)	27,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,038)	(31,277)
Proceeds from sale-leaseback transactions	2,412	11,033
Proceeds from insurance settlement	21	—

Net cash used in investing activities	(5,605)	(20,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	111,850	91,850
Repayments on revolving line of credit	(92,502)	(93,762)
Proceeds from secured term loan	30,000	—
Payment of long-term debt	(29,518)	(487)
Payment of debt issuance costs	(783)	(4)
Payment penalty on early extinguishment of debt	(292)	—
Dividends paid	(8)	(37)
Proceeds from the exercise of stock options	31	—

Net cash provided by (used in) financing activities	18,778	(2,440)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,312	5,293
CASH AND CASH EQUIVALENTS, Beginning of period	7,634	5,759

CASH AND CASH EQUIVALENTS, End of period	$9,946	$11,052

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

B. DESCRIPTION OF THE BUSINESS

Gordmans Stores, Inc. operated 101 everyday value price department stores under the trade name “Gordmans” located in 22 states as of August 1, 2015. Gordmans offers a wide merchandise assortment including apparel and footwear for men, women and children, accessories, fragrances and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment.

The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker. The Company has one reportable segment. The Company opened four new stores during the twenty-six week period ended August 1, 2015 and opened five new stores, relocated an existing store and closed two existing stores during the twenty-six week period ended August 2, 2014.

The following table reflects the percentage of revenues by major merchandising category:

	13 Weeks Ended August 1, 2015	13 Weeks Ended August 2, 2014	26 Weeks Ended August 1, 2015	26 Weeks Ended August 2, 2014
Apparel	59.1%	60.9%	58.5%	59.0%
Home Fashions	25.4	24.3	25.6	25.4
Accessories (including fragrances)	15.5	14.8	15.9	15.6

Total	100.0%	100.0%	100.0%	100.0%

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	August 1, 2015	January 31, 2015	August 2, 2014
Leasehold improvements	$12,624	$12,098	$10,870
Furniture, fixtures and equipment	86,641	81,199	73,522
Computer software	26,957	24,496	22,635
Capitalized leases	2,402	2,402	1,740
Construction in progress	2,659	7,731	6,569

	131,283	127,926	115,336
Less accumulated depreciation and amortization	(44,328)	(36,325)	(29,636)

	$86,955	$91,601	$85,700

D. DEBT OBLIGATIONS

Revolving Line of Credit Facility – Gordmans, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, has an $80.0 million revolving line of credit facility dated February 20, 2009, as amended effective June 29, 2015 with Wells Fargo Bank, National Association (“Wells Fargo”), as the arranger and administrative agent for the lenders. The revolving line of credit facility may be increased by $20.0 million. The agreement expires June 28, 2020, at which time all outstanding indebtedness under the agreement becomes due and payable.

The June 29, 2015 amendment established a $30.0 million secured term loan facility provided by Wells Fargo, Pathlight Capital LLC and Gordon Brothers Finance Company, as discussed below. The amendment changed the 1% early termination fee applicable to the revolving line of credit facility such that the fee is payable if the facility is terminated prior to November 14, 2016 and extends the maturity date of the revolving line of credit facility from August 27, 2018 to June 28, 2020. The amendment also eliminated the seasonal borrowing periods during which periods the applicable interest rate increased by 75 basis points and advance rates under the borrowing base were increased by 5.0%, amended the minimum excess availability covenant, and amended certain negative and affirmative covenant requirements.

The Company had $30.4 million of borrowings outstanding under the revolving line of credit facility as of August 1, 2015, which is included in the current portion of long-term debt as the Company intends to repay the outstanding borrowings within the next twelve months. The Company had $11.0 million and $5.3 million of borrowings outstanding under the revolving line of credit facility as of January 31, 2015 and August 2, 2014, respectively. Average borrowings during the twenty-six week periods ended August 1, 2015 and August 2, 2014, were $17.1 million $9.0 million, respectively.

Borrowings under this facility bear interest at various rates, with two rate options at the discretion of management as follows: (1) for base rate advances, borrowings bear interest at the prime rate plus 1.00% when average excess availability is less than or equal to $40.0 million and the prime rate plus 0.75% when average excess availability is greater than $40.0 million, and (2) for LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 2.00% when average excess availability is less than or equal to $40.0 million and the LIBOR rate plus 1.75% when average excess availability is greater than $40.0 million. The Company is required to maintain minimum excess availability under the revolving line of credit facility of at least $20.0 million, the calculation of which now includes up to $3.0 million of unrestricted cash. The Company had $42.5 million, $44.1 million and $69.4 million available to borrow at August 1, 2015, January 31, 2015 and August 2, 2014, respectively. Borrowings under this facility bore interest at a rate of 4.00% under the base rate option at August 1, 2015, and 3.75% at January 31, 2015 and August 2, 2014. The Company had outstanding letters of credit included in the borrowing base totaling approximately $7.1 million, $7.0 million and $1.2 million as of August 1, 2015, January 31, 2015 and August 2, 2014, respectively.

An unused line fee is payable quarterly in an amount equal to 0.25% of the sum of the average daily unused revolver amount during the immediately preceding month plus the average daily balance of the letter of credit usage during the immediately preceding month. An administrative agent fee is also payable under the facility on an annual basis. Borrowings are secured by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. The revolving line of credit facility has a first lien on all collateral other than term loan priority collateral, as defined in the June 29, 2015 amendment, and a second lien on the term loan priority collateral, as defined in the June 29, 2015 amendment.

Term Loan Facility – The Borrower entered into a $45.0 million senior term loan on August 27, 2013, as amended November 14, 2014, with Cerberus Business Finance, LLC (“Cerberus”) to partially fund the $69.9 million special cash dividend declared in August 2013. This senior term loan with Cerberus was extinguished in full on June 29, 2015 with the proceeds from the new $30.0 million secured term loan facility established by the June 29, 2015 amendment discussed above.

The new secured term loan facility matures on the same date as the revolving line of credit facility and has principal payments of $0.4 million due on a quarterly basis beginning in October 2015 through the maturity date, with the remaining principal due on the maturity date of June 28, 2020. The Company may repay at any time all or a portion of the outstanding principal amount of the new secured term loan facility, subject to a prepayment premium equal to 3.0% in the first year, 1.5% in the second year, 0.5% in the third year and 0.0% thereafter. The term loan facility carries an interest rate equal to the LIBOR rate plus 6.25% with a floor of 1.0%. The interest rate on the new secured term loan facility was 7.25% at August 1, 2015 which compares to the Cerberus senior term loan interest rate of 9.5% at January 31, 2015 and August 2, 2014. The secured term loan facility includes a borrowing base in addition to the revolving loan borrowing base. The secured term loan facility is secured by the same collateral as the revolving line of credit facility but has a priority lien on real estate, fixtures, equipment, intellectual property and books, records, permits, licenses, insurance and proceeds thereof and a second lien on the revolving priority collateral, as defined in the June 29, 2015 amendment.

The Cerberus senior term loan had a maturity date of August 27, 2018, with payments of $0.3 million due on a quarterly basis from October 2014 through October 2015 and payments of $0.4 million due on a quarterly basis beginning in January 2016 through the maturity date, with the remaining principal due on the maturity date. The Cerberus senior term loan was secured on a second lien basis by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. In connection with the extinguishment of the Cerberus senior term loan, the Company wrote off deferred financing fees of $1.7 million and paid a prepayment penalty of $0.3 million, which was equal to 1.0% of the outstanding principal balance at the time of the loan extinguishment. These expenses are recorded as loss on extinguishment of debt in the condensed consolidated statement of operations during the second quarter of fiscal year 2015.

Among other provisions, the Company’s debt agreement with Wells Fargo contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under our $30.0 million senior term loan and, subject to certain conditions, indebtedness not to exceed $10.0 million in the aggregate in connection with all acquisitions occurring after February 20, 2009. Our revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $0.5 million in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries, (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with ordinary corporate governance, overhead, legal and accounting and maintenance and (vi) dividends so long no event of default exists, projected excess availability for the next twelve months is greater than $35.0 million 30% of the loan cap and the fixed charge coverage ratio is greater than 1.0 to 1.0 on a historical and projected basis. The agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. Should the Company default on scheduled repayment of the secured term loan facility, Wells Fargo may make any outstanding obligations under the agreement immediately due and payable. As of August 1, 2015, the Company was in compliance with all of its debt covenants.

Long-term Debt – Long-term debt consists of the following:

	August 1, 2015	January 31, 2015	August 2, 2014
Revolving line of credit facility	$30,382	$11,034	$5,338
Term loan	30,000	29,437	45,000
Capital lease obligations	738	819	—

Total long-term debt	61,120	41,290	50,338
Less current portion of long-term debt	(32,229)	(12,463)	(6,463)

Long-term debt, less current portion	$28,891	$28,827	$43,875

At August 1, 2015, annual maturities of long-term debt during the next five fiscal years and thereafter were as follows:

Remainder of 2015	$908
2016	1,849
2017	1,856
2018	1,863
2019	1,822
2020	52,822

Total long-term debt	$61,120

Financial Instruments – Based on the borrowing rates currently available to the Company for debt with similar terms and the variable interest rate of the term loan dated June 29, 2015, the fair value of the term loan approximates its carrying amount of $30.0 million at August 1, 2015. Fair value approximates the carrying value of the outstanding balance on the revolving line of credit facility due to both the short-term nature of these borrowings and the variable interest rates of this agreement. For all other financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

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

Future minimum lease payments, by year, under operating leases and future obligations under non-cancelable leases, by year, as of August 1, 2015 are as follows:

	Operating Leases	Capital Leases
Remainder of 2015	$28,289	$79
2016	53,428	192
2017	50,027	192
2018	45,131	192
2019	40,311	143
2020	135,749	—

Total minimum lease payments	$352,935	798

Less: capital lease amount representing interest		(60)

Present value of minimum lease payments		738
Less: current maturities of capital lease obligations		(167)

Noncurrent maturities of capital lease obligations		$571

F. SHARE BASED COMPENSATION

The Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. As of August 1, 2015, an aggregate of 4,573,086 shares of the Company’s common stock were available under the 2010 Plan, subject to adjustments for stock splits and other actions affecting the Company’s common stock. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years. Under the 2010 Plan, in the event of a dividend or other distribution other than regular cash dividends, recapitalization, or other transactions or events affecting the Company’s common stock, the Company must equitably adjust the number of shares of common stock subject to outstanding stock options and restricted stock and must adjust the exercise price of any outstanding stock options.

There were 1,305,880 shares of common stock available for future grants under the 2010 Plan at August 1, 2015.

Restricted Stock - A summary of restricted stock activity during the twenty-six weeks ended August 1, 2015 is set forth in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 31, 2015	209,770	$6.21
Granted	142,500	5.77
Forfeited	(4,850)	4.96
Vested	(41,625)	4.76

Non-vested, August 1, 2015	305,795	$6.22

Restricted stock vests at varying rates of 20% per year over five years, 25% per year over four years or 33% per year over three years, as applicable. Unrecognized compensation expense on the restricted stock was $1.7 million at August 1, 2015, which is expected to be recognized over a period of 2.0 years.

Performance Shares – On June 4, 2015, the Board of Directors granted 97,900 performance shares to be awarded in the form of common stock to officers and other associates of the Company if certain market condition criteria is achieved. The performance shares vest at the end of fiscal year 2017 if certain criteria is achieved, provided the participant is then employed by the Company. Vesting of these potentially issuable shares are dependent upon the Company’s total shareholder return for the three-year measurement period compared to a pre-determined retail peer competitor index. If the Company’s total shareholder return is at the high end of the pre-determined retail peer competitor index, the maximum amount of shares available to be issued pursuant to this award is 195,800 performance shares or 200% of the 97,900 performance shares approved on June 4, 2015. The actual number of performance shares that will ultimately vest is based on the actual percentile ranking of the Company’s total shareholder return compared to the peer performance at the end of fiscal year 2017.

The Company used the Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the Company in applying the Monte Carlo valuation model for option grants during the twenty-six weeks ended August 1, 2015 are illustrated in the following table:

26 Weeks Ended August 1, 2015
Risk-free interest rate	0.9%
Dividend yield	0.0%
Expected volatility	51.0%

The Monte Carlo valuation also estimated the number of performance shares that would be awarded which is reflected in the fair value on the grant date. The Monte Carlo valuation assumed 159.9% of the performance shares granted on June 4, 2015 would be awarded at the end of fiscal year 2017 based upon the estimated Company’s total shareholder return relative to peer performance. The Company’s average stock price was $5.86 on the date of the grant. Accordingly, stock compensation expense of $0.9 million, excluding forfeitures will be recognized over the vesting period of these performance share awards. Unrecognized compensation expense on the restricted stock was $0.9 million at August 1, 2015, which is expected to be recognized over a period of 2.5 years.

Stock Options - A summary of stock option activity during the twenty-six weeks ended August 1, 2015 is set forth in the table below:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding, January 31, 2015	1,326,143	$7.50
Granted	623,500	5.85
Exercised	(5,825)	5.22
Forfeited	(45,265)	6.45

Outstanding, August 1, 2015	1,898,553	7.00	8.5	$—
Exercisable, August 1, 2015	433,354	10.19	6.9	—
Vested or expected to vest as of August 1, 2015	1,691,752	6.98	8.5	—

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of August 1, 2015 and the option strike price. The stock price at August 1, 2015 was $5.51, which was below the weighted average exercise price for options exercisable at August 1, 2015.

The Company received $31 thousand of proceeds from the exercise of stock options during the twenty-six weeks ended August 1, 2015, which is reflected as a financing cash inflow in the condensed consolidated statement of cash flows. The aggregate intrinsic value of stock options exercised during the twenty-six weeks ended August 1, 2015 was $10 thousand. There were no stock option exercises during the twenty-six weeks ended August 2, 2014.

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

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during the twenty-six weeks ended August 1, 2015 are illustrated in the following table:

26 Weeks Ended August 1, 2015
Risk-free interest rate	1.8% - 2.0%
Dividend yield	2.0%
Expected volatility	39.0% - 40.0%
Expected life (years)	6.25
Weighted average fair value of options granted	$1.91

Stock options have ten-year contractual terms and vest at varying rates of either 20% per year over five years or 25% per year over four years as applicable. None of the stock options outstanding at August 1, 2015 were subject to performance or market-based vesting conditions. As of August 1, 2015, the unrecognized compensation expense on stock options was $2.4 million, which is expected to be recognized over a weighted average period of 2.3 years.

Share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations. For the thirteen week periods ended August 1, 2015 and August 2, 2014, share-based compensation expense was $0.4 million and $0.1 million, respectively. Share-based compensation expense was $0.6 million for the twenty-six period ended August 1, 2015. For the twenty-six week period ended August 2, 2014, the Company recorded a share-based compensation benefit of $0.5 million related to the forfeiture of unvested share-based awards granted to the Company’s former chief executive officer, who retired effective March 25, 2014, and the Company’s former chief merchandising officer, who retired effective May 28, 2014, and a $0.1 million benefit resulting from changes in the forfeiture rates used to measure share-based compensation expense based on actual historical and expected future forfeitures. The remaining share-based compensation expense for the twenty-six weeks ended August 2, 2014 was $0.3 million.

G. LOSS PER SHARE

The following is a reconciliation of the outstanding shares utilized in the computation of the loss per share:

	13 Weeks Ended August 1, 2015	13 Weeks Ended August 2, 2014	26 Weeks Ended August 1, 2015	26 Weeks Ended August 2, 2014
Basic weighted average shares outstanding	19,395,818	19,360,394	19,380,839	19,356,156
Dilutive effect of share-based awards	—	—	—	—

Diluted weighted average shares outstanding	19,395,818	19,360,394	19,380,839	19,356,156

The anti-dilutive effect of 1,758,717 and 1,479,947 stock options has been excluded from diluted weighted average shares outstanding for the thirteen and twenty-six week period ended August 1, 2015, respectively. The anti-dilutive effect of 1,043,159 and 972,647 stock options has been excluded from diluted weighted average shares outstanding for the thirteen and twenty-six weeks ended August 2, 2014, respectively.

H. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash investing activities and other cash flow information:

	13 Weeks Ended August 1, 2015	13 Weeks Ended August 2, 2014	26 Weeks Ended August 1, 2015	26 Weeks Ended August 2, 2014
Non-cash investing and financing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$1,733	$1,041	$1,733	$1,041
Sales of property and equipment pursuant to sale-leaseback accounting	2,900	4,947	7,868	8,749
Dividends payable forfeited on unvested restricted stock	—	14	—	82
Deferred financing fees in accrued expenses at the end of the period	132	—	132	—
Other cash flow information:
Cash paid for interest, net	444	1,190	1,335	2,308
Cash (received) / paid for income taxes, net	(18)	87	21	87

Sales of property and equipment pursuant to sale-leaseback accounting represents the amount of structural assets sold to the landlord at the completion of construction for which the Company was deemed the owner during the construction period, pursuant to sale-leaseback accounting, and for which no cash was received upon transfer of ownership.

I. RELATED PARTY DISCLOSURE

The Company has a services agreement with Sun Capital Partners Management V, LLC (“Sun Capital Management”), an affiliate of the private equity firm Sun Capital Partners, Inc. (“Sun Capital”) to (1) reimburse Sun Capital Management for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital Management with customary indemnification for any such services. Sun Capital was reimbursed $5 thousand and $33 thousand during the thirteen week periods ended August 1, 2015 and August 2, 2014 and $21 thousand and $0.3 million during the twenty-six week periods ended August 1, 2015 and August 2, 2014, respectively. Expenses incurred during the twenty-six week period ended August 2, 2014 include reimbursement payments to Sun Capital for third party professional consulting services related to the search for a chief executive officer following the retirement of our former chief executive officer during the first quarter of fiscal 2014. Additionally, the Company purchased merchandise inventories of $0.7 million and $0.5 million in the normal course of business from merchandise vendors which are Sun Capital affiliates during the thirteen week periods ended August 1, 2015 and August 2, 2014, and $1.0 million and $0.9 million during the twenty-six week periods ended August 1, 2015 and August 2, 2014, respectively.

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

Executive Overview

Gordmans is an everyday value price department store featuring a large selection of brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel and footwear for men, women and children, accessories (including fragrances) and home fashions. The origins of Gordmans date back to 1915, and as of August 1, 2015, we operated 101 stores in 22 states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers. The company also operates an e-commerce site at Gordmans.com where it provides shoppers with a broad selection of merchandise in a convenient, user-friendly digital platform.

We opened four new stores during the first half of fiscal 2015, two of which opened during the second quarter of fiscal 2015. This compares to opening six stores during the first half of fiscal 2014, which included two new stores opened during the second quarter of fiscal 2014 and one existing store relocated during the second quarter of fiscal 2014. We closed two existing stores during the first half of fiscal 2014, one of which closed during the second quarter of fiscal 2014. We also opened our second primary distribution center at the end of the second quarter of fiscal 2014.

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

Overview

The net loss for the thirteen and twenty-six weeks ended August 1, 2015 was $3.0 million and $2.7 million, respectively, as compared to a net loss of $3.2 million and $3.9 million, respectively, for the thirteen and twenty-six weeks ended August 2, 2014. The improvement in the loss was primarily due to higher net sales attributable to new stores, a 150 basis point increase in gross profit margin during the thirteen weeks ended August 1, 2015, and a 90 basis point increase in gross profit margin during the twenty-six weeks ended August 1, 2015, partially offset by an increase in selling, general and administrative expenses and loss on extinguishment of debt. Below are highlights of our financial results for the thirteen and twenty-six weeks ended August 1, 2015.

•	Net sales increased 1.7% and 1.9%, respectively, for the thirteen and twenty-six weeks ended August 1, 2015 as compared to the thirteen and twenty-six weeks ended August 2, 2014. Higher net sales were driven by an increase in non-comparable store sales due to the opening of six stores during fiscal 2014, three of which opened in the twenty-six weeks ended August 2, 2014, and the four new stores opened during the twenty-six weeks ended August 1, 2015. Comparable store sales on an owned and licensed basis decreased 1.6% and 1.3%, respectively, for the thirteen and twenty-six weeks ended August 1, 2015 as compared to the prior year. On an owned basis, comparable store sales declined 1.7% for both the thirteen and twenty-six weeks ended August 1, 2015, as compared to a decline of 6.8% and 4.8% for the same periods in the prior year. We are working on a number of initiatives to improve our recent comparable store sales trend, including several merchandising strategies focused on injecting breadth, diversity and value into our product selection and modifying our marketing strategy while leveraging our loyalty program. In addition, we launched our e-commerce operation at the end of the second quarter of fiscal 2015.

•	Gross profit margin increased 150 basis points during the thirteen weeks ended August 1, 2015 and 90 basis point during the twenty-six weeks ended August 1, 2015, as compared to the thirteen weeks and twenty-six weeks ended August 2, 2014, primarily as a result of lower merchandise inventory markdowns.

•	Selling, general and administrative expenses increased 20 basis points to 45.2% of net sales for the thirteen weeks ended August 1, 2015 compared to 45.0% of net sales for the thirteen weeks ended August 2, 2014 and decreased 40 basis points to 44.3% for the twenty-six weeks ended August 1, 2015 compared to 44.7% for the twenty-six weeks ended August 2, 2014. The increase in selling, general and administrative expenses for the thirteen weeks ended August 1, 2015 as a percentage of net sales was primarily due to higher store expenses and depreciation expense, partially off-set by lower advertising expenses, and store pre-opening and closing expenses. The decrease in selling, general and administrative expenses for the twenty-six weeks ended August 1, 2015 as a percentage of net sales was primarily due to lower pre-opening and closing expenses and lower advertising expenses, partially off-set by higher depreciation expense.

Basis of Presentation and Results of Operations

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. Fiscal years 2015 and 2014 represent fifty-two week years ending January 30, 2016 and ended January 31, 2015, respectively. All references to fiscal years are to the calendar year in which the fiscal year begins. The thirteen weeks ended August 1, 2015 and August 2, 2014 represent the second quarters of fiscal 2015 and fiscal 2014, respectively. The twenty-six weeks ended August 1, 2015 and August 2, 2014 represent the first half of fiscal 2015 and fiscal 2014, respectively.

The table below sets forth the consolidated statements of operations data for the periods presented (in thousands):

	13 Weeks Ended August 1, 2015	13 Weeks Ended August 2, 2014	26 Weeks Ended August 1, 2015	26 Weeks Ended August 2, 2014
Statements of Operation Data:
Net sales	$143,434	$141,039	$289,374	$284,061
License fees from leased departments	1,986	1,942	4,419	4,161
Cost of sales	(82,593)	(83,251)	(165,998)	(165,118)

Gross profit	62,827	59,730	127,795	123,104
Selling, general and administrative expenses	(64,819)	(63,494)	(128,137)	(126,852)

Loss from operations	(1,992)	(3,764)	(342)	(3,748)
Interest expense, net	(1,038)	(1,341)	(2,074)	(2,538)
Loss on extinguishment of debt	(2,014)	—	(2,014)	—

Loss before taxes	(5,044)	(5,105)	(4,430)	(6,286)
Income tax benefit	2,013	1,916	1,773	2,365

Net loss	$(3,031)	$(3,189)	$(2,657)	$(3,921)

The table below sets forth the components of the consolidated statements of operations as a percentage of net sales:

	13 Weeks Ended August 1, 2015 (1)	13 Weeks Ended August 2, 2014 (1)	26 Weeks Ended August 1, 2015 (1)	26 Weeks Ended August 2, 2014 (1)
Net sales	100.0%	100.0%	100.0%	100.0%
License fees from leased departments	1.4	1.4	1.5	1.5
Cost of sales	(57.6)	(59.0)	(57.4)	(58.1)

Gross profit	43.8	42.3	44.2	43.3
Selling, general and administrative expenses	(45.2)	(45.0)	(44.3)	(44.7)

Loss from operations	(1.4)	(2.7)	(0.1)	(1.3)
Interest expense, net	(0.7)	(1.0)	(0.7)	(0.9)
Loss on extinguishment of debt	(1.4)	—	(0.7)	—

Loss before taxes	(3.5)	(3.6)	(1.5)	(2.2)
Income tax benefit	1.4	1.4	0.6	0.8

Net loss	(2.1)%	(2.3)%	(0.9)%	(1.4)%

(1)	Percentages may not foot due to rounding.

Thirteen Weeks Ended August 1, 2015 Compared to Thirteen Weeks Ended August 2, 2014

Net Sales

Net sales for the thirteen weeks ended August 1, 2015 increased $2.4 million, or 1.7%, to $143.4 million as compared to $141.0 million for the thirteen weeks ended August 2, 2014. This increase was primarily the result of a $4.7 million increase in non-comparable store sales due to the opening of six stores in fiscal 2014 and the opening of four new stores during the first half of fiscal 2015. Owned comparable store sales decreased $2.3 million, or 1.7% while owned and licensed comparable store sales decreased 1.6% during the thirteen weeks ended August 1, 2015. Both owned and owned and licensed comparable store sales were negatively impacted during the thirteen and twenty-six weeks ended August 1, 2015 by a shift in sales tax holidays from July to August in a number of our markets. The comparable store sales decrease was primarily due to a mid-single digit decrease in comparable transactions resulting from a decrease in guest traffic, partially offset by a mid-single digit increase in the average sale per transaction. From a major merchandising category perspective, Accessories (including fragrances) and Home Fashions generated low-single digit comparable store sales increases, while Apparel experienced a mid-single digit comparable store sales decrease for the thirteen weeks ended August 1, 2015 compared to the thirteen weeks ended August 2, 2014.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments was $2.0 million, or 1.4% of net sales, for the thirteen weeks ended August 1, 2015 and $1.9 million, or 1.4% of net sales, for the thirteen weeks ended August 2, 2014.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirteen weeks ended August 1, 2015 increased $3.1 million, or 5.2%, to $62.8 million as compared to $59.7 million for the thirteen weeks ended August 2, 2014. Gross profit margin increased 150 basis points to 43.8% of net sales as compared to 42.3% of net sales for the second quarter of 2014. The 150 basis point increase in gross profit was due primarily to lower merchandise inventory markdowns and higher license fees from leased departments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses during the thirteen weeks ended August 1, 2015 increased 2.1%, to $64.8 million as compared to $63.5 million for the thirteen weeks ended August 2, 2014. As a percentage of net sales, selling, general and administrative expenses were 45.2% compared to 45.0% for the thirteen weeks ended August 1, 2015, a 20 basis point increase due primarily to higher store payroll as a percentage of net sales.

Store expenses increased $1.5 million in the thirteen weeks ended August 1, 2015 as compared to the thirteen weeks ended August 2, 2014 primarily due to increased payroll, occupancy, and utilities expenses associated with the three stores opened in the second quarter of fiscal 2014 and the four new stores opened in the first half of fiscal 2015, as well as higher vacation expense and health insurance costs. Store expenses were 28.3% of net sales in the second quarter of fiscal 2015, a 60 basis point increase compared to the second quarter of fiscal 2014, primarily resulting from higher store payroll as a percentage of net sales.

Depreciation and amortization expenses increased $1.1 million, or 70 basis points as a percentage of net sales, in the thirteen weeks ended August 1, 2015 as compared to the thirteen weeks ended August 2, 2014 due to increased property additions associated with new store openings, our second distribution center which opened at the end of the second quarter of fiscal 2014, as well as investments in upgrading our information technology systems.

Corporate expenses increased $0.8 million or 40 basis points in the thirteen weeks ended August 1, 2015 as compared to the thirteen weeks ended August 2, 2014, primarily due to increases in payroll expense of $0.6 million related to new staff positions to support our growth including our e-commerce initiative, expanding the management team and merit compensation increases. Share-based compensation expense increased $0.3 million during the second quarter of fiscal 2015 as compared to the same period a year ago when forfeitures of share-based awards associated with our former Chief Merchandising Officer’s (“CMO”) separation were realized. These increases were partially offset by a decrease in recruiting and relocation expenses of $0.2 million due primarily to the addition of several associates to our merchandising and store teams during 2014.

The $0.1 million increase in distribution center expenses in the thirteen weeks ended August 1, 2015 was primarily the result of higher payroll expense necessary to process higher merchandise inventory receipts compared to the thirteen weeks ended August 2, 2014. Distribution center expenses increased 10 basis points in the thirteen weeks ended August 1, 2015 as a result of higher benefit expenses related to increased health insurance costs, partially off-set by capitalized freight on higher merchandise inventory.

Pre-opening and closing expenses decreased $0.8 million, or 60 basis points as a percentage of net sales, in the thirteen weeks ended August 1, 2015 due to expenses incurred in the thirteen weeks ended August 2, 2014 associated with our second distribution center which opened in the second quarter of fiscal 2014. In addition, the Company opened two new stores in the second quarter of fiscal 2015 as compared to three stores opened in the second quarter of fiscal 2014 and closed no stores in the second quarter of fiscal 2015 compared to one store closed in the second quarter of fiscal 2014.

Advertising expenses decreased $1.4 million, or 100 basis points as a percentage of net sales, in the thirteen weeks ended August 1, 2015 as compared to the thirteen weeks ended August 2, 2014 due primarily to changes in our marketing strategy regarding the timing of television advertising during key selling periods which will result in more advertising expense allocated to the second half of the year.

Interest Expense, Net

Interest expense, net for the thirteen weeks ended August 1, 2015 decreased $0.3 million to $1.0 million compared to $1.3 million for the thirteen weeks ended August 2, 2014 due primarily to the $15.0 million early payment of the senior term loan in November 2014 and a 225 basis point reduction of the interest rate on the refinanced term debt during the second quarter of fiscal 2015.

Loss on Extinguishment of Debt

The loss on extinguishment of debt for the thirteen weeks ended August 1, 2015 of $2.0 million was result of extinguishing in full the senior term loan with Cerberus Business Finance, LLC. The loss on extinguishment of debt includes the write off of deferred financing fees of $1.7 million related to the extinguished senior term loan during the second quarter of fiscal 2015, as well as incurring a $0.3 million penalty on the early extinguishment of the term loan.

The loss before taxes for the thirteen weeks ended August 1, 2015 was $5.0 million compared to the loss before taxes of $5.1 million in the thirteen weeks ended August 2, 2014. As a percentage of net sales, the loss before taxes was 3.5% for the second quarter of fiscal 2015 compared to the loss before taxes of 3.6% for the second quarter of fiscal 2014.

Income Tax Benefit

The income tax benefit for the thirteen weeks ended August 1, 2015 was $2.0 million compared to an income tax benefit of $1.9 million for the thirteen weeks ended August 2, 2014. The effective tax rate for the second quarter of fiscal 2015 of 39.9% differed from the effective tax rate of 37.5% for the second quarter of fiscal 2014 primarily due to federal tax credits. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Loss

The loss for the thirteen weeks ended August 1, 2015 was $3.0 million compared to a net loss of $3.2 million for the thirteen weeks ended August 2, 2014, representing an improvement of $0.2 million. The improvement in net loss was primarily due to higher net sales attributable to new stores and a 150 basis point increase in gross profit margin, partially offset by an increase in selling, general and administrative expenses and the loss on extinguishment of debt.

Twenty-six Weeks Ended August 1, 2015 Compared to Twenty-six Weeks Ended August 2, 2014

Net Sales

Net sales for the twenty-six weeks ended August 1, 2015 increased $5.3 million, or 1.9%, to $289.4 million as compared to $284.1 million for the twenty-six weeks ended August 2, 2014. This increase was the result of a $10.0 million increase in non-comparable store sales due to the addition of six new stores in fiscal 2014, five of which opened in the first half of fiscal 2014, and the opening of four new stores in the first half of fiscal 2015. Owned comparable store sales decreased $4.7 million, or 1.7%, during the twenty-six weeks ended August 1, 2015, while owned and licensed comparable store sales decreased by 1.3% during the twenty-six weeks ended August 1, 2015. The comparable store sales decrease was primarily due to a mid-single digit decrease in comparable transactions, which represents our measure for guest traffic, partially offset by a mid-single digit increase in the average sale per transaction. From a major merchandising category perspective, Apparel and Home Fashions experienced a low-single digit comparable store sales decreases while Accessories (including fragrances) experienced low-single digit increase for the twenty-six weeks ended August 1, 2015 compared to the twenty-six weeks ended August 2, 2014.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for the twenty-six weeks ended August 1, 2015 increased $0.3 million, or 6.2%, to $4.4 million.

Gross Profit

Gross profit, which includes license fees from leased departments, for the twenty-six weeks ended August 1, 2015 increased $4.7 million, or 3.8%, to $127.8 million as compared to $123.1 million for the twenty-six weeks ended August 2, 2014. Gross profit margin increased 90 basis points to 44.2% of net sales as compared to 43.3% of net sales for the twenty-six weeks ended August 2, 2014. The 90 basis point increase was primarily due lower merchandise inventory markdowns and higher license fee income from leased departments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the twenty-six weeks ended August 1, 2015 increased $1.3 million, or 1.0%, to $128.1 million as compared to $126.9 million for the twenty-six weeks ended August 2, 2014. As a percentage of net sales, selling, general and administrative expenses decreased to 44.3% as compared to 44.7% during the twenty-six weeks ended August 1, 2015, a 40 basis point decrease. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to lower store pre-opening and closing expenses and lower advertising expenses, partially off-set by higher depreciation expense.

Depreciation and amortization expenses increased $2.1 million, or 70 basis points as a percentage of net sales for the twenty-six weeks ended August 1, 2015 as compared to the twenty-six weeks ended August 2, 2014 due to increased property additions associated with new store openings, our second distribution center which opened at the end of the second quarter of fiscal year 2014, investments in upgrading our information technology systems and the our corporate headquarters.

Store expenses increased $1.9 million for the twenty-six weeks ended August 1, 2015 as compared to the twenty-six weeks ended August 2, 2014 due to increased payroll and real estate expenses associated with new store growth. Store expenses were 27.6% of net sales in the first half of fiscal 2015 as compared to 27.5% of net sales in the first half of fiscal 2014, a 10 basis point increase, primarily resulting from higher payroll as a percentage of net sales.

The $0.8 million increase in distribution center expenses was primarily the result of higher payroll expense necessary to process higher merchandise inventory receipts for the twenty-six weeks ended August 1, 2015, partially off-set by a benefit associated with higher capitalized freight due to higher merchandise inventory levels compared to the twenty-six weeks ended August 2, 2014. Distribution center expenses were 4.5% of net sales in the first half of fiscal 2015 as compared to 4.4% of net sales in the first half of fiscal 2014, a 10 basis point increase, which is due to higher health insurance costs primarily related to newly eligible associates at the second distribution center which opened at the end of the second quarter of fiscal 2014.

Corporate expenses decreased $0.2 million for the twenty-six weeks ended August 1, 2015 as compared to the twenty-six weeks ended August 2, 2014 primarily due to a $1.2 million decrease in expenses associated with the retirement of our former Chief Executive Officer (“CEO”) in the first quarter of fiscal 2014 and our former CMO in the second quarter of fiscal 2014, a decrease in recruiting and relocation expenses of $0.7 million due to addition of several associates to our management teams during the first half of fiscal 2014, respectively. These reductions of corporate expenses were partially off-set by an increase in payroll costs of $1.8 million comprised of higher share-based compensation expense of $0.8 million primarily associated with forfeiture benefits realized from our former CEO’s and CMO’s separation during the first half of fiscal 2014, new staff positions to support our growth including our e-commerce initiative launched at the end of the second quarter of 2015 and merit compensation increases. Corporate expenses were 7.0% of net sales during the first half of fiscal 2015 compared to 7.2% of net sales during the first half of fiscal 2014, a 20 basis point improvement.

Advertising expenses decreased $1.4 million for the twenty-six weeks ended August 1, 2015 as compared to the twenty-six weeks ended August 2, 2014 primarily due to changes in our marketing strategy regarding the timing of television advertising during key selling periods which will result in more dollars allocated to the second half of the year, partially offset by higher web marketing and direct mail expenses. Advertising expenses were 1.8% of net sales during the twenty-six weeks ended August 1, 2015 as compared to 2.4% of net sales during the twenty-six weeks ended August 2, 2014.

Pre-opening and closing expenses decreased $1.8 million, or 70 basis points as a percentage of net sales, for the twenty-six weeks ended August 1, 2015 compared to the twenty-six weeks ended August 2, 2014. This decrease was primarily the result of expenses associated with our second distribution center which opened at the end of the second quarter of fiscal 2014 and the closing of two existing stores in the first half of fiscal 2014. The Company opened four new stores in the first half of fiscal 2015 as compared to five new stores and one relocated store opened in the first half of fiscal 2014, and closed two existing stores in the first half of fiscal 2014, as compared to no store closures during the first half of fiscal 2015.

Interest Expense

Interest expense, net for the twenty-six weeks ended August 1, 2015 decreased $0.5 million to $2.1 million due to the $15.0 million early payment of the senior term loan in November 2014 and the term debt refinancing during the second quarter of fiscal 2015 which resulted in a 225 basis point reduction of the interest rate.

Loss on Extinguishment of Debt

The loss on extinguishment of debt for the twenty-six weeks ended August 1, 2015 of $2.0 million was the result of extinguishing in full the senior term loan with Cerberus Business Finance, LLC. The loss on extinguishment of debt includes the write off of deferred financing fees of $1.7 million related to the extinguished senior term loan during the second quarter of fiscal 2015, as well as a $0.3 million penalty on the early extinguishment of the term loan.

Loss before Taxes

The loss before taxes for the twenty-six weeks ended August 1, 2015 decreased to $4.4 million compared to the loss before taxes of $6.3 million in the twenty-six weeks ended August 2, 2014. As a percentage of net sales, the loss before taxes was 1.5% of net sales for the twenty-six weeks ended August 1, 2015 compared to the loss before taxes of 2.2% of net sales for the first half of fiscal 2014.

Income Tax Benefit

The income tax benefit for the twenty-six weeks ended August 1, 2015 was $1.8 million compared to income tax benefit of $2.4 million for the twenty-six weeks ended August 2, 2014. The effective tax rate for the first half of fiscal 2015 of 40.0% differed from the effective tax rate for the first half of fiscal 2014 of 37.6% due primarily due to higher federal tax credits. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Loss

The net loss for the twenty-six weeks ended August 1, 2015 decreased $1.3 million to a net loss of $2.7 million compared to the net loss of $3.9 million for the twenty-six weeks ended August 2, 2014. As a percentage of net sales, the net loss was 0.9% of net sales for the first half of fiscal 2015 compared to the net loss of 1.4% of net sales for the first half of fiscal 2014. The decrease in net loss was primarily due to higher net sales attributable to new stores, a 90 basis point increase in gross profit margin, lower selling, general and administrative expenses, partially offset by expenses associated with early retirement of debt.

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

Liquidity and Capital Resources

Our primary ongoing cash requirements are for operating expenses, inventory, new store capital investment, investments in our information technology (including e-commerce operations which were launched at the end of the second quarter of 2015 and the replacement of our existing point-of-sale system beginning in 2016), capital expenditures for existing store improvements and investments in our distribution centers, as well as debt service. Our typical investment in a new store is approximately $1.3 million, which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.2 million have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores.

Our working capital at August 1, 2015 increased $0.6 million, or 3.1%, to $20.0 million compared to working capital of $19.4 million at January 31, 2015. Working capital was $30.4 million at August 2, 2014. The decrease in working capital from August 2, 2014 to August 1, 2015 primarily relates to higher borrowings on our line of credit facility and higher accounts payable due to merchandise inventory receipts.

Total long-term debt increased from $41.3 million at January 31, 2015 to $61.1 million at August 1, 2015 primarily due to higher borrowings on our line of credit facility related to higher merchandise inventories at August 1, 2015 as compared to January 31, 2015 as we build inventory levels for the back-to-school and fall season. On August 26, 2013, the Company entered into a five year, $45.0 million senior term loan with Cerberus Business Finance, LLC (“Cerberus”) as amended on November 14, 2014, to fund a portion of the $69.9 million special cash dividend payment declared in 2013. The remainder of the special cash dividend payment was funded by cash from operations. The Company paid down $15.0 million of principal on the senior term loan on November 17, 2014. On June 29, 2015, this senior term loan was extinguished in full with proceeds from a new $30.0 million secured term loan facility provided by Wells Fargo Bank, National Association (“Wells Fargo”), as arranger and administrative agent for the lenders, pursuant to the Joinder and Eighth Amendment to Loan, Guaranty and Security Agreement (“Eighth Amendment”) dated June 29, 2015. The majority of the secured term loan principal is due on the maturity date of June 28, 2020, with quarterly principal payments of $0.4 million through the maturity date. Principal payments on our secured term loan will be funded with cash from operations and, if necessary, borrowings under our $80.0 million revolving line of credit facility.

The Company was subject to a prepayment premium of $0.3 million related to the Cerberus senior term loan early extinguishment, which was equal to 1.0% of the outstanding principal balance at the time of the payoff of the Cerberus senior term loan. The revolving line of credit facility with Well Fargo, as amended on June 29, 2015 with the Eighth Amendment, contains a provision for a 1.0% early termination fee payable if the facility is terminated prior to November 14, 2016. The June 29, 2015 amendment also extended the maturity date of the revolving line of credit facility from August 27, 2018 to June 28, 2020.

The Eighth Amendment to the debt agreement with Wells Fargo changed the minimum excess availability requirements and certain negative and affirmative covenant requirements. The amendment established a term loan borrowing base to govern the term loan facility in addition to the revolving loan borrowing base that currently governs the revolving line of credit facility. The Company was in compliance with all of its debt covenants as of August 1, 2015.

There were $30.4 million of borrowings outstanding under our revolving line of credit facility at August 1, 2015, as compared to $11.0 million of borrowings outstanding under our revolving line of credit facility at January 31, 2015 and $5.3 million borrowings outstanding under our revolving line of credit facility at August 2, 2014. Cash and cash equivalents were $9.9 million, $7.6 million and $11.1 million at August 1, 2015, January 31, 2015 and August 2, 2014, respectively. Net cash used in operating activities was $10.9 million during the twenty-six weeks ended August 1, 2015 compared to cash provided by operating activities of $28.0 million during the twenty-six weeks ended August 2, 2014. Average borrowings under our revolving line of credit facility increased to $17.1 million in the first half of fiscal 2015 from $9.0 million in the first half of fiscal 2014, in part due to the $15.0 million of principal paid on our senior term loan in November 2014. The largest amount borrowed at one time during the first half of fiscal 2015 was $30.4 million compared to $22.9 million during the first half of fiscal 2014. Availability under our revolving line of credit facility was $42.5 million at August 1, 2015 compared to $44.1 million at January 31, 2015 and $69.4 million at August 1, 2014. Stockholders’ equity was $36.5 million as of August 1, 2015 compared to $38.5 million as of January 31, 2015 and $37.6 million as of August 2, 2014.

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

Capital Expenditures

Net capital expenditures during the twenty-six weeks ended August 1, 2015 and August 2, 2014 were $5.6 million and $20.2 million, respectively. Net capital expenditures during the twenty-six weeks ended August 2, 2014 included $8.6 million of non-recurring capital expenditures for our second distribution center which opened in the second quarter of fiscal 2014 and the our corporate headquarters which opened in the first quarter of fiscal 2014. Additionally, there were only four new stores opened during the first half of fiscal 2015 compared to five new stores and one relocated store opened and two stores closed during the first half of fiscal 2014.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	26 Weeks Ended August 1, 2015	26 Weeks Ended August 2, 2014
Cash flows provided by (used in) operating activities	$(10,861)	$27,977
Cash flows used in investing activities	(5,605)	(20,244)
Cash flows provided by (used in) financing activities	18,778	(2,440)

Net increase in cash and cash equivalents	2,312	5,293
Cash and cash equivalents at beginning of period	7,634	5,759

Cash and cash equivalents at end of period	$9,946	$11,052

Cash Flows from Operating Activities

Net cash used in operating activities for the twenty-six weeks ended August 1, 2015 was $10.9 million, which included a net loss of $2.7 million and noncash charges of $11.5 million comprised of depreciation and amortization expense of $8.1 million, write-off of deferred financing fees of $1.7 million, changes in deferred income taxes of $0.7 million, share-based compensation expense of $0.6 million, amortization of deferred financing fees of $0.4 million and loss on retirement of property and equipment of $23 thousand. Net cash used in operating activities in the twenty-six weeks ended August 1, 2015 was favorably impacted by an increase in accounts payable of $15.1 million related to higher merchandise inventory receipts in the first half of fiscal 2015 attributable to seasonality, new store growth and higher average comparable store inventory levels, as well as an increase in other assets of $80 thousand. The increases in operating cash flows for the twenty-six weeks ended August 1, 2015 were partially offset by a $24.4 million increase in merchandise inventories primarily related to higher average comparable store inventory levels as we increased inventory in advance of the back-to-school selling season, four new stores that opened during the first half of fiscal 2015, and the four new stores which opened in the second and third quarters of fiscal 2014. Operating cash flow were also reduced by an increase in deferred rent primarily related to new stores of $3.7 million, an increase in accounts, landlord and income taxes receivable of $3.2 million, an increase in accrued expenses and other liabilities of $2.1 million, and an increase in prepaid and other current assets of $1.5 million primarily due to the timing of insurance renewals and new store growth.

Net cash provided by operating activities in the twenty-six weeks ended August 2, 2014 was $28.0 million, which included the net loss of $3.9 million and noncash charges of $6.3 million comprised of depreciation and amortization expense of $6.0 million, amortization of deferred financing fees of $0.3 million, changes in deferred income taxes of $0.1 million, a loss on the retirement/disposal of property and equipment of $0.1 million and a share-based compensation benefit of $0.2 million. Net cash provided by operating activities in the twenty-six weeks ended August 2, 2014 were favorably impacted by an increase in accounts payable of $24.8 million related to seasonality, enhanced cash management and new store growth and an increase of $4.9 million in accrued expenses primarily due to our second primary distribution center that opened in the second quarter of fiscal 2014 and an increase in new store activity for the ten new stores opened in fiscal 2013 and the six new stores and one relocated store that opened in fiscal 2014. Net cash provided by operating activities was also favorably impacted by a $0.6 million increase in deferred rent associated with new store growth and an $87 thousand decrease in other assets. These increases in operating cash flows for the twenty-six weeks ended August 2, 2014 were partially offset by a $2.7 million increase in income taxes receivable, landlord receivable and accounts receivable primarily associated with the income tax benefit for the first half of fiscal 2014 of $2.4 million and a $0.8 million increase in prepaid expenses and other current assets related to new store growth and the timing of insurance renewals. The increases in operating cash flows were also partially offset by cash used to increase inventory of $1.4 million for the back-to-school season and for the five new stores and one relocated store opened in the first half of fiscal 2014, partially offset by a double digit decrease in comparable store merchandise inventory levels resulting from our inventory recalibration efforts to drive comparable store sales.

Cash Flows from Investing Activities

Net cash used in investing activities in the twenty-six weeks ended August 1, 2015 and August 2, 2014 was $5.6 million and $20.2 million, respectively. Cash of $8.0 million and $31.3 million was used for purchases of property and equipment during the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively. The decrease in cash used in investing activities is due to the decrease in cash invested in non-recurring property and equipment additions during the twenty-six weeks ended August 1, 2015, of $8.6 million used for our second primary distribution center that opened in the second quarter of fiscal 2014 and our new corporate headquarters that we moved into during March 2014. Additionally, less cash was used on new stores during the twenty-six weeks ended August 1, 2015, as there were only four stores opened in the first half of fiscal 2015 compared to five new stores and one relocated store opened in the first half of fiscal 2014. There were $1.7 million of property and equipment purchases in accrued expenses at August 1, 2015.

Proceeds from sale-leaseback transactions were $2.4 million and $11.0 million for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively, where the Company was deemed the accounting owner of the structural property additions during the new store construction period pursuant to the underlying lease agreement. This $8.6 million decrease in cash generated from proceeds from sale-leaseback transactions primarily resulted from the timing of receipt of payments from landlords, as well as one less new store in fiscal 2015 subject to sale-leaseback accounting as compared to fiscal 2014.

Cash Flows from Financing Activities

Net cash provided by financing activities was $18.8 million during the twenty-six weeks ended August 1, 2015, as compared to net cash used in financing activities of $2.4 million during the twenty-six weeks ended August 2, 2014. Borrowings and repayments on our revolving line of credit facility were $111.9 million and $92.5 million, respectively, during the twenty-six weeks ended August 1, 2015, compared to $91.9 million and $93.8 million, respectively, during the twenty-six weeks ended August 2, 2014. Cash proceeds of $30.0 million were received from the new Wells Fargo secured term loan that were used to extinguish the Cerberus senior term loan in full during the twenty-six weeks ended August 1, 2015. Cash of $29.5 million was used during the twenty-six weeks ended August 1, 2015 for payment of long term debt including the Cerberus senior term loan payoff of $29.2 million and a $0.3 million quarterly principal payment on the term loan in the first quarter of fiscal 2015. Cash of $0.8 million was paid for debt financing fees during the twenty-six weeks ended August 1, 2015 related to the Eighth Amendment to the loan agreement effective June 29, 2015. Additionally, the Company was subject to a penalty of $0.3 million, which was equal to 1.0% of the outstanding principal balance and was paid during the second quarter of fiscal 2015 on the early extinguishment of debt. Proceeds of $31 thousand were received in connection with the exercise of stock options during the twenty-six weeks ended August 1, 2015. Dividends of $8 thousand were paid on restricted stock that vested in the first half of fiscal 2015 related to the $69.9 million special cash dividend declared in August 2013.

Existing Credit Facilities

Gordmans, Inc. is the borrower under a loan, guaranty and security agreement dated as of February 20, 2009, as amended June 29, 2015, with Wells Fargo Bank, National Association as agent and a lender and with certain other lender parties thereto from time to time. Gordmans Stores, Inc., Gordmans Intermediate Holdings Corp., Gordmans Distribution Company, Inc., Gordmans Management Company, Inc. and Gordmans LLC are all guarantors under the loan agreement. The loan, guaranty and security agreement provides for an $80.0 million revolving line of credit facility, subject to increase by the Company up to $100.0 million. The description which follows includes the terms of the Eighth Amendment to the loan agreement, which became effective June 29, 2015.

Our revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on June 28, 2020. At August 1, 2015, we had $30.4 million of borrowings outstanding under our revolving line of credit facility as compared to outstanding borrowings of $11.0 million at January 31, 2015 and $5.3 million at August 2, 2014. The availability of our revolving line of credit facility is subject to a borrowing base, which is comprised of eligible credit card receivables and the liquidation value of eligible landed inventory, eligible distribution center inventory and eligible in-transit inventory. The Company is required to maintain minimum excess availability under the revolving line of credit facility of at least $20.0 million, the calculation of which now includes up to $3.0 million of unrestricted cash. Availability under our revolving line of credit facility was $42.5 million at August 1, 2015, and included letters of credit issued with an aggregate face amount of $7.1 million. There were borrowings under the facility of an aggregate of $111.9 million during the first half of fiscal 2015 and repayments of $92.5 million during the first half of fiscal 2015.

Interest is payable on borrowings under our revolving line of credit facility monthly at a rate equal to LIBOR or the base rate as selected by management, plus an applicable margin which ranges from 0.75% to 2.00% set quarterly dependent upon the whether excess availability is less than or greater than $40.0 million.

An unused line fee is payable quarterly in an amount equal to 0.25% of the sum of the average daily unused revolver amount during the immediately preceding month plus the average daily balance of the letter of credit usage during the immediately preceding month. An administrative agent fee is also payable under the facility on an annual basis.

The revolving line of credit facility has a first lien on all collateral other than term loan priority collateral, as defined in the June 29, 2015 amendment, and a second lien on the term loan priority collateral, as defined in the June 29, 2015 amendment.

On August 27, 2013, Gordmans, Inc. entered into a $45.0 million senior term loan, as amended November 14, 2014, with Cerberus Business Finance, LLC. This senior term loan with Cerberus was extinguished in full on June 29, 2015 with the proceeds from the new $30.0 secured term loan established by the June 29, 2015 amendment with Wells Fargo discussed above.

The new secured term loan matures on the same date as the revolving line of credit facility and has principal payments of $0.42 million due on a quarterly basis beginning in October 2015 through the maturity date, with the remaining principal due on the maturity date of June 28, 2020. The Company may repay at any time all or a portion of the outstanding principal amount of the secured term loan facility, subject to a prepayment premium equal to 3.0% in the first year, 1.5% in the second year, 0.5% in the third year and 0.0% thereafter. The term loan carries an interest rate equal to the LIBOR rate plus 6.25% with a floor of 1.0%. The interest rate on the term loan was 7.25% at August 1, 2015 which compares to the Cerberus senior term loan interest rate of 9.5% at January 31, 2015 and August 2, 2014. The term loan is secured by the same collateral as the revolving line of credit facility but has a priority lien on real estate, fixtures, equipment, intellectual property and books, records, permits, licenses, insurance, in each case related to term loan priority collateral, and proceeds thereof and a second lien on the revolving priority collateral, as defined. As of August 1, 2015, the Company was in compliance with all of its debt covenants and expects to be in compliance with all of its debt covenants for measurement periods occurring through the remainder of fiscal 2015.

Among other provisions, the Company’s loan agreement with Wells Fargo contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under our $30.0 million senior term loan and, subject to certain conditions, indebtedness not to exceed $10.0 million in the aggregate in connection with all acquisitions occurring after February 20, 2009. Our revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $0.5 million in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries, (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with the ordinary corporate governance, overhead, legal and accounting and maintenance and (vi) dividends so long no event of default exists, projected excess availability for the next twelve months is greater than $35.0 million 30% of the loan cap and the fixed charge coverage ratio is greater than 1.0 to 1.0 on a historical and projected basis. The agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. Should the Company default on scheduled repayment of the secured term loan facility, Wells Fargo may make any outstanding obligations under the agreement immediately due and payable. As of August 1, 2015, the Company was in compliance with all of its debt covenants.

We also entered into two financing arrangements to purchase computer hardware and software during fiscal 2014. The Company’s remaining obligation under the financing arrangements is $0.7 million at August 1, 2015 and $0.8 million January 31, 2015.

Contractual Obligations and Off-Balance-Sheet Arrangements

As noted in the table which follows, the Company has contractual obligations and commitments as of August 1, 2015 that may affect the financial condition of the Company. However, management believes there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition, results of operations, or cash flows. Other than the letters of credit set forth in the table below, the Company had no off-balance-sheet arrangements as of August 1, 2015. Letters of credit are entered into with certain of our vendors and Wells Fargo Bank, National Association with terms that are financially and operationally beneficial to both parties primarily related to certain vendor financing partners and insurance providers for self-insurance reserves.

The following table summarizes our contractual obligations and commitments as of August 1, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in 000’s)
Contractual Obligations:
Capital leases (1)	$798	$80	$383	$335	$—
Operating leases (2)(3)	352,935	28,289	103,455	85,442	135,749
Term loan (4)	39,420	1,944	7,436	6,936	23,104
Revolving line of credit	30,382	—	—	—	30,382
Letters of credit	7,112	7,112	—	—	—
Purchase orders (5)	127,013	127,013	—	—	—

Total	$557,660	$164,438	$111,274	$92,713	$189,235

(1)	Includes principal and interest payments on capital lease obligations.
(2)	Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds, but are not included in operating lease obligations.
(3)	Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 39% of lease expense for our retail stores in the twenty-six weeks ended August 1, 2015.
(4)	Includes $30 million of principal payments and $9.4 million of interest payments on the term loan. Interest is calculated using the interest rate of 7.25% at August 1, 2015.
(5)	Purchase orders consist of open purchase orders for merchandise, net of receipts already received on those orders. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.

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

Borrowings under this facility bear interest at various rates, with two rate options at the discretion of management as follows: (1) for base rate advances, borrowings bear interest at the prime rate plus 1.00% when average excess availability is less than or equal to $40.0 million and the prime rate plus 0.75% when average excess availability is greater than $40.0 million, and (2) for LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 2.00% when average excess availability is less than or equal to $40.0 million and the LIBOR rate plus 1.75% when average excess availability is greater than $40.0 million. Borrowings and repayments under our revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $80.0 million. Borrowings under our revolving line of credit facility during the twenty-six weeks ended August 1, 2015 were $111.9 million and $92.5 million, respectively, with $30.4 million being the largest amount borrowed at one time, and $30.4 million of borrowings were outstanding under our revolving credit facility at August 1, 2015. Average daily borrowings during the first quarter of fiscal 2015 were $17.1 million. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of our revolving line of credit facility. As of August 1, 2015, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.2 million per year.

Borrowings under our term loan bear interest at an interest rate equal to the LIBOR rate plus 6.25% with a floor of 1.00% (7.25% at August 1, 2015). We performed a sensitivity analysis assuming a hypothetical 100 basis point increase in the interest rate applied to the average amount outstanding on the term loan. As of August 1, 2015, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.3 million per year.

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

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 1, 2015 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this Quarterly Report:

EXHIBIT INDEX

Exhibit Number	Description

10.1	Joinder and Eighth Amendment to Loan, Guaranty and Security Agreement, dated June 29, 2015, by and among Gordmans, Inc., each of the other credit parties thereto, the lender party thereto and Wells Fargo Bank, National Association, as arranger, administrative agent and term agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 2, 2015)

10.2	Form of Performance Shares Agreement under the Gordmans, Stores, Inc. 2010 Omnibus Incentive Compensation Plan

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 28, 2015

GORDMANS STORES, INC.

By:	/s/ ANDREW T. HALL

Andrew T. Hall
President, Chief Executive Officer and Secretary (Principal Executive Officer)

By:	/s/ MICHAEL D. JAMES

Michael D. James
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)