Form 10-Q
period 2015-10-31
Gordmans Stores, Inc.
filed 2015-12-10
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

Common Stock, $0.001 par value, outstanding as of December 8, 2015: 19,707,898 shares

GORDMANS STORES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except per share data)

(Unaudited)

	13 Weeks Ended October 31, 2015	13 Weeks Ended November 1, 2014	39 Weeks Ended October 31, 2015	39 Weeks Ended November 1, 2014
Net sales	$153,856	$146,653	$443,230	$430,714
License fees from leased departments	2,196	2,284	6,615	6,445
Cost of sales	(87,700)	(84,525)	(253,698)	(249,643)

Gross profit	68,352	64,412	196,147	187,516
Selling, general and administrative expenses	(71,915)	(66,468)	(200,052)	(193,320)

Loss from operations	(3,563)	(2,056)	(3,905)	(5,804)
Interest expense, net	(892)	(1,350)	(2,966)	(3,888)
Loss on extinguishment of debt	—	—	(2,014)	—

Loss before taxes	(4,455)	(3,406)	(8,885)	(9,692)
Income tax benefit	1,692	1,555	3,465	3,920

Net loss	$(2,763)	$(1,851)	$(5,420)	$(5,772)

Basic loss per share	$(0.14)	$(0.10)	$(0.28)	$(0.30)
Diluted loss per share	$(0.14)	$(0.10)	$(0.28)	$(0.30)

Basic weighted average shares outstanding	19,424	19,363	19,397	19,358
Diluted weighted average shares outstanding	19,424	19,363	19,397	19,358

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s except share and per share data)

(Unaudited)

	October 31, 2015	January 31, 2015	November 1, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,860	$7,634	$12,417
Accounts receivable	3,814	3,930	3,400
Landlord receivable	2,290	1,559	2,585
Income taxes receivable	4,140	8,525	4,312
Merchandise inventories	165,082	94,470	150,403
Deferred income taxes	2,896	2,895	2,732
Prepaid expenses and other current assets	9,301	8,535	8,742

Total current assets	196,383	127,548	184,591
PROPERTY AND EQUIPMENT, net	86,443	91,601	89,832
INTANGIBLE ASSETS, net	1,820	1,820	1,841
OTHER ASSETS, net	4,762	5,908	5,975

TOTAL ASSETS	$289,408	$226,877	$282,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$111,215	$64,349	$119,549
Accrued expenses	30,256	31,353	32,092
Current portion of long-term debt	37,739	12,463	7,133

Total current liabilities	179,210	108,165	158,774

NONCURRENT LIABILITIES:
Long-term debt, less current portion	28,428	28,827	44,291
Deferred rent	31,147	35,381	33,043
Deferred income taxes	16,344	15,636	9,831
Other liabilities	188	381	327

Total noncurrent liabilities	76,107	80,225	87,492

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of October 31, 2015, January 31, 2015 and November 1, 2014	—	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 20,116,281 issued and 19,707,648 outstanding as of October 31, 2015, 19,985,256 issued and 19,576,623 outstanding as of January 31, 2015, 19,985,256 issued and 19,576,623 outstanding as of November 1, 2014	20	20	20
Additional paid-in capital	54,887	53,870	53,652
Accumulated deficit	(20,816)	(15,403)	(17,699)

Total stockholders’ equity	34,091	38,487	35,973

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$289,408	$226,877	$282,239

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share and per share data)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE, February 1, 2014	19,420,444	$19	$53,795	$(12,009)	$41,805
Share-based compensation expense, net of forfeitures	—	—	107	—	107
Deferred tax asset shortfall related to share-based compensation expense	—	—	(235)	—	(235)
Issuance of restricted stock, net of forfeitures	160,400	1	—	—	1
Repurchase of common stock	(4,221)	—	(15)	—	(15)
Forfeiture of dividends payable on unvested restricted stock	—	—	—	82	82
Net loss	—	—	—	(5,772)	(5,772)

BALANCE, November 1, 2014	19,576,623	$20	$53,652	$(17,699)	$35,973

BALANCE, January 31, 2015	19,576,623	$20	$53,870	$(15,403)	$38,487
Share-based compensation expense, net of forfeitures	—	—	1,011	—	1,011
Issuance of restricted stock, net of forfeitures	125,200	—	—	—	—
Exercise of stock options	5,825	—	31	—	31
Deferred tax asset shortfall related to share-based compensation expense	—	—	(26)	—	(26)
Forfeiture of dividends payable on unvested restricted stock	—	—	—	7	7
Tax benefit on stock options exercised	—	—	1	—	1
Net loss	—	—	—	(5,420)	(5,420)

BALANCE, October 31, 2015	19,707,648	$20	$54,887	$(20,816)	$34,091

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Unaudited)

	39 Weeks Ended October 31, 2015	39 Weeks Ended November 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,420)	$(5,772)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	12,368	9,633
Write-off of deferred financing fees related to extinguishment of debt	1,722	—
Amortization of deferred financing fees	414	444
Loss on retirement / sale of property and equipment	708	346
Deferred income taxes	707	361
Deferred tax asset shortfall related to share-based compensation expense	(26)	(235)
Share-based compensation expense, net of forfeitures	1,011	107
Net changes in operating assets and liabilities:
Accounts, landlord and income taxes receivable	3,770	983
Merchandise inventories	(70,612)	(55,692)
Prepaid expenses and other current assets	(766)	(124)
Other assets	166	(181)
Accounts payable	46,866	76,988
Deferred rent	(4,234)	1,452
Accrued expenses and other liabilities	1,539	6,694

Net cash provided by (used in) operating activities	(11,787)	35,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,283)	(42,048)
Proceeds from sale-leaseback transactions	3,556	15,849
Cash received on sale of property and equipment	—	57
Proceeds from insurance settlement	21	39

Net cash used in investing activities	(10,706)	(26,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	169,350	146,600
Repayments on revolving line of credit	(144,493)	(148,004)
Proceeds from secured term loan	30,000	—
Payment of long-term debt	(29,980)	(281)
Payment of debt issuance costs	(863)	(476)
Payment penalty on early extinguishment of debt	(292)	—
Dividends paid	(34)	(67)
Repurchase of common stock	—	(15)
Proceeds from the exercise of stock options	31	—

Net cash provided by (used in) financing activities	23,719	(2,243)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,226	6,658
CASH AND CASH EQUIVALENTS, Beginning of period	7,634	5,759

CASH AND CASH EQUIVALENTS, End of period	$8,860	$12,417

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

Recently Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year. As a result, the ASU No. 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The Company is currently assessing the potential impact of the ASU on our Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU No. 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Then, in August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU No. 2015-15”). The amendments in ASU No. 2015-15 address the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements such that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in these ASU’s are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

B. DESCRIPTION OF THE BUSINESS

Gordmans Stores, Inc. operated 102 everyday value priced department stores under the trade name “Gordmans” located in 22 states as of October 31, 2015. Gordmans offers a wide merchandise assortment including apparel and footwear for men, women and children, accessories (including fragrances) and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment.

The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker. The Company has one reportable segment. The Company opened six new stores and closed one existing store during the thirty-nine week period ended October 31, 2015 and opened six new stores, relocated an existing store and closed two existing stores during the thirty-nine week period ended November 1, 2014.

The following table reflects the percentage of revenues by major merchandising category:

	13 Weeks Ended October 31, 2015	13 Weeks Ended November 1, 2014	39 Weeks Ended October 31, 2015	39 Weeks Ended November 1, 2014
Apparel	60.6%	61.3%	59.2%	59.8%
Home	25.0	24.5	25.4	25.1
Accessories (including fragrances)	14.4	14.2	15.4	15.1

Total	100.0%	100.0%	100.0%	100.0%

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	October 31, 2015	January 31, 2015	November 1, 2014
Leasehold improvements	$13,215	$12,098	$11,826
Furniture, fixtures and equipment	86,431	81,199	76,976
Computer software	27,936	24,496	23,234
Capitalized leases	2,402	2,402	2,354
Construction in progress	4,583	7,731	8,524

	134,567	127,926	122,914
Less accumulated depreciation and amortization	(48,124)	(36,325)	(33,082)

	$86,443	$91,601	$89,832

D. DEBT OBLIGATIONS

Revolving Line of Credit Facility – Gordmans, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, has an $80.0 million revolving line of credit facility dated February 20, 2009, as amended effective June 29, 2015, with Wells Fargo Bank, National Association (“Wells Fargo”), as the arranger and administrative agent for the lenders. The revolving line of credit facility may be increased by $20.0 million. The agreement expires June 28, 2020, at which time all outstanding indebtedness under the agreement becomes due and payable.

The June 29, 2015 amendment established a $30.0 million secured term loan facility provided by Wells Fargo, Pathlight Capital LLC and Gordon Brothers Finance Company, as discussed below. The amendment changed the 1% early termination fee applicable to the revolving line of credit facility such that the fee is payable if the facility is terminated prior to November 14, 2016 and extended the maturity date of the revolving line of credit facility from August 27, 2018 to June 28, 2020. The amendment also eliminated the seasonal borrowing periods during which periods the applicable interest rate increased by 75 basis points and advance rates under the borrowing base were increased by 5.0%, amended the minimum excess availability covenant, and amended certain negative and affirmative covenant requirements.

The Company had $35.9 million of borrowings outstanding under the revolving line of credit facility as of October 31, 2015, which is included in the current portion of long-term debt as the Company intends to repay the outstanding borrowings within the next twelve months. The Company had $11.0 million and $5.8 million of borrowings outstanding under the revolving line of credit facility as of January 31, 2015 and November 1, 2014, respectively. Average borrowings during the thirty-nine week periods ended October 31, 2015 and November 1, 2014, were $19.5 million and $8.2 million, respectively.

Borrowings under this facility bear interest at various rates, with two rate options at the discretion of management as follows: (1) for base rate advances, borrowings bear interest at the prime rate plus 1.00% when average excess availability is less than or equal to $40.0 million and the prime rate plus 0.75% when average excess availability is greater than $40.0 million, and (2) for LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 2.00% when average excess availability is less than or equal to $40.0 million and the LIBOR rate plus 1.75% when average excess availability is greater than $40.0 million. The Company is required to maintain minimum excess availability under the revolving line of credit facility of at least $20.0 million, the calculation of which now includes up to $3.0 million of unrestricted cash. The Company had $37.6 million, $44.1 million and $67.0 million available to borrow at October 31, 2015, January 31, 2015 and November 1, 2014, respectively. Borrowings under this facility bore interest at a rate of 4.00% under the base rate option at October 31, 2015, and 3.75% at January 31, 2015 and November 1, 2014. The Company had outstanding letters of credit included in the borrowing base totaling approximately $6.5 million, $7.0 million and $7.2 million as of October 31, 2015, January 31, 2015 and November 1, 2014, respectively.

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

The new secured term loan facility matures on the same date as the revolving line of credit facility and has principal payments of $0.4 million due on a quarterly basis beginning in October 2015 through the maturity date, with the remaining principal due on the maturity date of June 28, 2020. The Company may repay at any time all or a portion of the outstanding principal amount of the new secured term loan facility, subject to a prepayment premium equal to 3.0% in the first year, 1.5% in the second year, 0.5% in the third year and 0.0% thereafter. The term loan facility carries an interest rate equal to the LIBOR rate plus 6.25% with a floor of 1.0%. The interest rate on the new secured term loan facility was 7.25% at October 31, 2015 which compares to the Cerberus senior term loan interest rate of 9.5% at January 31, 2015 and November 1, 2014. The secured term loan facility includes a borrowing base in addition to the revolving loan borrowing base. The secured term loan facility is secured by the same collateral as the revolving line of credit facility but has a priority lien on real estate, fixtures, equipment, intellectual property and books, records, permits, licenses, insurance and proceeds thereof and a second lien on the revolving priority collateral, as defined in the June 29, 2015 amendment.

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

Among other provisions, the Company’s debt agreement with Wells Fargo contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under our $30.0 million senior term loan and, subject to certain conditions, indebtedness not to exceed $10.0 million in the aggregate in connection with all acquisitions occurring after February 20, 2009. The revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $0.5 million in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries, (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with ordinary corporate governance, overhead, legal and accounting and maintenance and (vi) dividends so long as no event of default exists, projected excess availability for the next twelve months is greater than $35.0 million and 30% of the loan cap and the fixed charge coverage ratio is greater than 1.0 to 1.0 on a historical and projected basis. The agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. Should the Company default on scheduled repayment of the secured term loan facility, Wells Fargo may make any outstanding obligations under the agreement immediately due and payable. As of October 31, 2015, the Company was in compliance with all of its debt covenants.

Long-term Debt – Long-term debt consists of the following:

	October 31, 2015	January 31, 2015	November 1, 2014
Revolving line of credit facility	$35,891	$11,034	$5,846
Senior term loan	29,580	29,437	44,719
Capital lease obligations	696	819	859

Total long-term debt	66,167	41,290	51,424
Less current portion of long-term debt	(37,739)	(12,463)	(7,133)

Long-term debt, less current portion	$28,428	$28,827	$44,291

At October 31, 2015, annual maturities of long-term debt during the next five fiscal years and thereafter were as follows:

Remainder of 2015	$447
2016	1,849
2017	1,856
2018	1,863
2019	1,821
2020	58,331

Total long-term debt	$66,167

Financial Instruments – Based on the borrowing rates currently available to the Company for debt with similar terms and the variable interest rate of the term loan dated June 29, 2015, the fair value of the term loan approximates its carrying amount of $29.6 million at October 31, 2015. Fair value approximates the carrying value of the outstanding balance on the revolving line of credit facility due to both the short-term nature of these borrowings and the variable interest rates of this agreement. For all other financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

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

Future minimum lease payments, by year, under operating leases and future obligations under non-cancelable leases, by year, as of October 31, 2015 are as follows:

	Operating Leases	Capital Leases
Remainder of 2015	$14,021	$30
2016	55,727	192
2017	53,202	192
2018	48,307	192
2019	43,486	143
2020 and thereafter	146,516	—

Total minimum lease payments	$361,259	749

Less: capital lease amount representing interest		(53)

Present value of minimum lease payments		696
Less: current maturities of capital lease obligations		(168)

Noncurrent maturities of capital lease obligations		$528

F. SHARE BASED COMPENSATION

The Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. As of October 31, 2015, an aggregate of 4,573,086 shares of the Company’s common stock were reserved under the 2010 Plan, subject to adjustments for stock splits and other actions affecting the Company’s common stock. The exercise price of an option granted under the 2010 Plan will not be less than 100% of the fair value of a share of the Company’s common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of the Company’s voting power may not be less than 110% of such fair value on such date. The term of each option may not exceed ten years or, in the case of an incentive stock option granted to a ten percent stockholder, five years. Under the 2010 Plan, in the event of a dividend or other distribution other than regular cash dividends, recapitalization, or other transactions or events affecting the Company’s common stock, the Company must equitably adjust the number of shares of common stock subject to outstanding stock options and restricted stock and must adjust the exercise price of any outstanding stock options.

There were 1,395,897 shares of common stock available for future grants under the 2010 Plan at October 31, 2015.

Restricted Stock – A summary of restricted stock activity during the thirty-nine weeks ended October 31, 2015 is set forth in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 31, 2015	209,770	$6.21
Granted	150,000	5.67
Forfeited	(24,800)	6.09
Vested	(55,340)	6.39

Non-vested, October 31, 2015	279,630	$5.91

Restricted stock vests at rates of 20% per year over five years, 25% per year over four years or 33 1/3% per year over three years, as applicable. Unrecognized compensation expense on the restricted stock was $1.4 million at October 31, 2015, which is expected to be recognized over a period of 1.8 years.

Performance Shares – The Board of Directors granted 97,900 and 6,000 performance shares on June 5, 2015 and September 21, 2015, respectively, to be awarded in the form of common stock to officers and other associates of the Company if certain market condition criteria are achieved. The performance shares vest at the end of fiscal year 2017 if certain criteria are achieved provided the participant is then employed by the Company. Vesting of these potentially issuable shares are dependent upon the Company’s total shareholder return for the three-year measurement period compared to a pre-determined group of retail peer competitors. If the Company’s total shareholder return is at the high end of the pre-determined group of retail peer competitors, the maximum amount of shares available to be issued pursuant to this award is 194,600 performance shares or 200% of the 97,300 performance shares which are non-vested on October 31, 2015. The actual number of performance shares that will ultimately vest is based on the actual percentile ranking of the Company’s total shareholder return compared to the peer performance at the end of fiscal year 2017.

A summary of performance share activity during the thirty-nine weeks ended October 31, 2015 is set forth in the table below:

Number of Shares
Non-vested, January 31, 2015	—
Granted	103,900
Forfeited	(6,600)

Non-vested, October 31, 2015	97,300

The Company used the Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the Company in applying the Monte Carlo valuation model for option grants during the thirty-nine weeks ended October 31, 2015 are illustrated in the following table:

39 Weeks Ended October 31, 2015
Risk-free interest rate	0.9%
Dividend yield	0.0%
Expected volatility	51.0%

The Monte Carlo valuation also estimated the number of performance shares that would be awarded which is reflected in the fair value on the grant date. The Monte Carlo valuation assumed 159.9% of the performance shares granted would be awarded at the end of fiscal year 2017 based upon the estimated Company’s total shareholder return relative to peer performance. Accordingly, stock compensation expense of $1.0 million, excluding forfeitures will be recognized over the vesting period of these performance share awards. Unrecognized compensation expense on the performance shares was $0.8 million at October 31, 2015, which is expected to be recognized over a period of 2.25 years.

Stock Options - A summary of stock option activity during the thirty-nine weeks ended October 31, 2015 is set forth in the table below:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding, January 31, 2015	1,326,143	$7.50
Granted	682,000	5.72
Exercised	(5,825)	5.22
Forfeited	(135,457)	6.21

Outstanding, October 31, 2015	1,866,861	6.95	8.2	$—
Exercisable, October 31, 2015	559,772	9.98	6.7	—
Exercisable or expected to vest as of October 31, 2015	1,743,277	6.90	8.3	—

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of October 31, 2015 and the option strike price. The stock price at October 31, 2015 was $3.09, which was below the weighted average exercise price for options exercisable at October 31, 2015.

The Company received $31 thousand of proceeds from the exercise of stock options during the thirty-nine weeks ended October 31, 2015, which is reflected as a financing cash inflow in the condensed consolidated statement of cash flows. The aggregate intrinsic value of stock options exercised during the thirty-nine weeks ended October 31, 2015 was $10 thousand. There were no stock option exercises during the thirty-nine weeks ended November 1, 2014.

The Company used the Black-Scholes option valuation model to estimate fair value of the options. This model requires an estimate of the volatility of the Company’s share price. Given the Company’s shares or options have not been publicly traded for a period equal to the option term, the Company determined that it was not practical to use the historical volatility of its share price as the sole estimate of volatility. The Company accounts for equity share options based on the Black-Scholes option valuation model using a mix of the historical volatility of the Company’s share price and the historical volatility of an appropriate industry sector index. The historical volatility was calculated using comparisons to peers in the Company’s market sector, which was chosen due to the proximity of size and industry to the Company over the expected term of the option.

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

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during the thirty-nine weeks ended October 31, 2015 are illustrated in the following table:

39 Weeks Ended October 31, 2015
Risk-free interest rate	1.7% - 2.0%
Dividend yield	2.0%
Expected volatility	39.0% - 40.0%
Expected life (years)	6.25
Weighted average fair value of options granted	$1.88

Stock options have ten-year contractual terms and vest at rates of either 20% per year over five years or 25% per year over four years as applicable. None of the stock options outstanding at October 31, 2015 were subject to performance or market-based vesting conditions. As of October 31, 2015, the unrecognized compensation expense on stock options was $2.1 million, which is expected to be recognized over a weighted average period of 1.9 years.

Share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations. For the thirteen week periods ended October 31, 2015 and November 1, 2014, share-based compensation expense was $0.4 million and $0.3 million, respectively. Share-based compensation expense was $1.0 million for the thirty-nine period ended October 31, 2015 and $0.1 million for the thirty-nine period ended November 1, 2014. For the thirty-nine week period ended November 1, 2014, the Company recorded a share-based compensation benefit of $0.5 million related to the forfeiture of unvested share-based awards granted to the Company’s former chief executive officer, who retired effective March 25, 2014, and the Company’s former chief merchandising officer, who retired effective May 28, 2014, and a $0.1 million benefit resulting from changes in the forfeiture rates used to measure share-based compensation expense based on actual historical and expected future forfeitures. The remaining share-based compensation expense for the thirty-nine weeks ended November 1, 2014 was $0.8 million.

G. LOSS PER SHARE

The following is a reconciliation of the outstanding shares utilized in the computation of the loss per share:

	13 Weeks Ended October 31, 2015	13 Weeks Ended November 1, 2014	39 Weeks Ended October 31, 2015	39 Weeks Ended November 1, 2014
Basic weighted average shares outstanding	19,424,184	19,362,749	19,396,781	19,358,354
Dilutive effect of share-based awards	—	—	—	—

Diluted weighted average shares outstanding	19,424,184	19,362,749	19,396,781	19,358,354

The anti-dilutive effect of 1,855,035 and 1,602,550 stock options has been excluded from diluted weighted average shares outstanding for the thirteen and thirty-nine week period ended October 31, 2015, respectively. The anti-dilutive effect of 1,211,044 and 1,068,039 stock options has been excluded from diluted weighted average shares outstanding for the thirteen and thirty-nine weeks ended November 1, 2014, respectively.

H. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash investing activities and other cash flow information:

	13 Weeks Ended October 31, 2015	13 Weeks Ended November 1, 2014	39 Weeks Ended October 31, 2015	39 Weeks Ended November 1, 2014
Non-cash investing and financing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$1,090	$2,558	$1,090	$2,558
Sales of property and equipment pursuant to sale-leaseback accounting	465	3,728	8,333	12,477
Dividends payable forfeited on unvested restricted stock	7	14	7	82
Purchases of equipment with capital lease commitments and financing arrangement	—	872	—	872
Deferred financing fees in accrued expenses at the end of the period	33	—	33	—
Other cash flow information:
Cash paid for interest, net	843	1,111	2,178	3,419
Cash received for income taxes, net	(8,552)	(3,592)	(8,531)	(3,505)

Sales of property and equipment pursuant to sale-leaseback accounting represents the amount of structural assets sold to the landlord at the completion of construction for which the Company was deemed the owner during the construction period, pursuant to sale-leaseback accounting, and for which no cash was received upon transfer of ownership.

I. RELATED PARTY DISCLOSURE

The Company has a services agreement with Sun Capital Partners Management V, LLC (“Sun Capital Management”), an affiliate of the private equity firm Sun Capital Partners, Inc. (“Sun Capital”) to (1) reimburse Sun Capital Management for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital Management with customary indemnification for any such services. Sun Capital was reimbursed $3 thousand and $62 thousand during the thirteen week periods ended October 31, 2015 and November 1, 2014 and $23 thousand and $0.3 million during the thirty-nine week periods ended October 31, 2015 and November 1, 2014, respectively. Expenses incurred during the thirty-nine week period ended November 1, 2014 include reimbursement payments to Sun Capital for third party professional consulting services related to the search for a chief executive officer following the retirement of our former chief executive officer during the first quarter of fiscal 2014. Additionally, the Company purchased merchandise inventories of $0.9 million and $1.0 million in the normal course of business from merchandise vendors which are Sun Capital affiliates during the thirteen week periods ended October 31, 2015 and November 1, 2014, and $1.5 million and $1.4 million during the thirty-nine week periods ended October 31, 2015 and November 1, 2014, respectively.

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

Executive Overview

Gordmans is an everyday value price department store featuring a large selection of brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel and footwear for men, women and children, accessories (including fragrances) and home fashions. The origins of Gordmans date back to 1915, and as of October 31, 2015, we operated 102 stores in 22 states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers. We also operate an e-commerce site at Gordmans.com where it provides shoppers with a broad selection of merchandise in a convenient, user-friendly digital platform.

We opened six new stores during the thirty-nine weeks ended October 31, 2015, which included two new stores opened during the third quarter of fiscal 2015. This compares to opening six stores during the thirty-nine weeks ended November 1, 2014, which included one new store opened during the third quarter of fiscal 2014. We also closed one existing store during the thirty-nine weeks ended October 31, 2015 compared to relocating one existing store and closing two existing stores during the thirty-nine weeks ended November 1, 2014.

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

Overview

The net loss for the thirteen and thirty-nine weeks ended October 31, 2015 was $2.8 million and $5.4 million, respectively, as compared to a net loss of $1.9 million and $5.8 million, respectively, for the thirteen and thirty-nine weeks ended November 1, 2014. The net loss for the thirteen weeks ended October 31, 2015 was primarily due to an increase in selling, general and administrative expenses related to higher store pre-opening and closing expenses, higher depreciation expense, an increased investment in advertising, and the addition of e-commerce, partially offset by a decrease in interest expense and a 50 basis point increase in gross profit margin. The improvement in the loss for the thirty-nine weeks ended October 31, 2015 was primarily due to higher net sales attributable to new stores and an 80 basis point increase in gross profit margin, partially offset by an increase in selling, general and administrative expenses and loss on extinguishment of debt. Below are highlights of our financial results for the thirteen and thirty-nine weeks ended October 31, 2015.

•	Net sales increased 4.9% and 2.9%, respectively, for the thirteen and thirty-nine weeks ended October 31, 2015 as compared to the thirteen and thirty-nine weeks ended November 1, 2014. Higher net sales were driven by an increase in non-comparable store sales due to the addition of new stores in fiscal year 2014, one of which opened in the third quarter of fiscal 2014, and the six new stores opened during the thirty-nine weeks ended November 1, 2015, two of which opened in the third quarter of fiscal 2015. On an owned basis, comparable store sales increased 0.8% for the thirteen weeks ended October 31, 2015 and declined 0.8% during the thirty-nine weeks ended October 31, 2015, as compared to a decline of 6.8% and 4.8% for the same periods in the prior year. Comparable store sales on an owned and licensed basis increased 0.3% and decreased 0.8%, respectively, for the thirteen and twenty-six weeks ended October 31, 2015 as compared to the prior year. We launched our e-commerce operations at the end of the second quarter of fiscal 2015.

•	Gross profit margin increased 50 basis points during the thirteen weeks ended October 31, 2015 and 80 basis point during the thirty-nine weeks ended October 31, 2015, as compared to the thirteen weeks and thirty-nine weeks ended November 1, 2014, primarily as a result of lower merchandise inventory markdowns.

•	Selling, general and administrative expenses increased 140 basis points to 46.7% of net sales for the thirteen weeks ended October 31, 2015 compared to 45.3% of net sales for the thirteen weeks ended November 1, 2014 and increased 20 basis points to 45.1% for the thirty-nine weeks ended October 31, 2015 compared to 44.9% for the thirty-nine weeks ended November 1, 2014.

Basis of Presentation and Results of Operations

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. Fiscal years 2015 and 2014 represent fifty-two week years ending January 30, 2016 and ended January 31, 2015, respectively. All references to fiscal years are to the calendar year in which the fiscal year begins. The thirteen weeks ended October 31, 2015 and November 1, 2014 represent the third quarter of fiscal 2015 and fiscal 2014, respectively. The thirty-nine weeks ended October 31, 2015 and November 1, 2014 represent the first three quarters of 2015 and fiscal 2014, respectively.

The table below sets forth the consolidated statements of operations data for the periods presented (in thousands):

	13 Weeks Ended October 31, 2015	13 Weeks Ended November 1, 2014	39 Weeks Ended October 31, 2015	39 Weeks Ended November 1, 2014
Statements of Operation Data:
Net sales	$153,856	$146,653	$443,230	$430,714
License fees from leased departments	2,196	2,284	6,615	6,445
Cost of sales	(87,700)	(84,525)	(253,698)	(249,643)

Gross profit	68,352	64,412	196,147	187,516
Selling, general and administrative expenses	(71,915)	(66,468)	(200,052)	(193,320)

Loss from operations	(3,563)	(2,056)	(3,905)	(5,804)
Interest expense, net	(892)	(1,350)	(2,966)	(3,888)
Loss on extinguishment of debt	—	—	(2,014)	—

Loss before taxes	(4,455)	(3,406)	(8,885)	(9,692)
Income tax benefit	1,692	1,555	3,465	3,920

Net loss	$(2,763)	$(1,851)	$(5,420)	$(5,772)

The table below sets forth the components of the consolidated statements of operations as a percentage of net sales:

	13 Weeks Ended October 31, 2015 (1)	13 Weeks Ended November 1, 2014 (1)	39 Weeks Ended October 31, 2015 (1)	39 Weeks Ended November 1, 2014 (1)
Net sales	100.0%	100.0%	100.0%	100.0%
License fees from leased departments	1.4	1.6	1.5	1.5
Cost of sales	(57.0)	(57.6)	(57.2)	(58.0)

Gross profit	44.4	43.9	44.3	43.5
Selling, general and administrative expenses	(46.7)	(45.3)	(45.1)	(44.9)

Loss from operations	(2.3)	(1.4)	(0.9)	(1.3)
Interest expense, net	(0.6)	(0.9)	(0.7)	(0.9)
Loss on extinguishment of debt	—	—	(0.5)	—

Loss before taxes	(2.9)	(2.3)	(2.0)	(2.3)
Income tax benefit	1.1	1.1	0.8	0.9

Net loss	(1.8)%	(1.3)%	(1.2)%	(1.3)%

(1)	Percentages may not foot due to rounding.

Thirteen Weeks Ended October 31, 2015 Compared to Thirteen Weeks Ended November 1, 2014

Net Sales

Net sales for the thirteen weeks ended October 31, 2015 increased $7.2 million, or 4.9%, to $153.9 million as compared to $146.7 million for the thirteen weeks ended November 1, 2014. This increase was primarily the result of a $6.0 million increase in non-comparable store sales due to the opening of new stores in fiscal 2014 and the opening of six new stores during the first nine months of fiscal 2015, two of which opened during the thirteen weeks ended October 31, 2015. Owned comparable store sales increased $1.2 million, or 0.8% while owned and licensed comparable store sales increased 0.3% during the thirteen weeks ended October 31, 2015. The comparable store sales increase was impacted by a mid-single digit increase in the average sale per transaction, partially offset by a decrease in comparable transactions, which represents our measure for guest traffic. From a major merchandising category perspective, Accessories (including fragrances) and Home Fashions generated low-single digit comparable store sales increases, while Apparel experienced a low-single digit comparable store sales decrease for the thirteen weeks ended October 31, 2015 compared to the thirteen weeks ended November 1, 2014. Additionally, our e-commerce operations were launched at the end of the second quarter of fiscal 2015.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments was $2.2 million, or 1.4% of net sales, for the thirteen weeks ended October 31, 2015 and $2.3 million, or 1.6% of net sales, for the thirteen weeks ended November 1, 2014.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirteen weeks ended October 31, 2015 increased $3.9 million, or 6.1%, to $68.4 million as compared to $64.4 million for the thirteen weeks ended November 1, 2014. Gross profit margin increased 50 basis points to 44.4% of net sales as compared to 43.9% of net sales for the third quarter of 2014. The 50 basis point increase in gross profit was due primarily to lower merchandise inventory markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses during the thirteen weeks ended October 31, 2015 increased $5.4 million, or 8.2%, to $71.9 million as compared to $66.5 million for the thirteen weeks ended November 1, 2014. As a percentage of net sales, selling, general and administrative expenses were 46.7% for the thirteen weeks ended October 31, 2015 compared to 45.3% for the thirteen weeks ended November 1, 2014.

Store expenses increased $2.5 million in the thirteen weeks ended October 31, 2015 as compared to the thirteen weeks ended November 1, 2014 primarily due to increased payroll, occupancy, and utilities expenses associated with the six stores opened in the first three quarters of fiscal 2014 and six new stores opened in the first three quarters fiscal 2015, as well as higher health and workers compensation insurance costs. Store expenses were 28.4% of net sales in the third quarter of fiscal 2015, a 30 basis point increase compared to the third quarter of fiscal 2014, primarily due to the addition of e-commerce, higher health insurance and workers compensation insurance costs.

Corporate expenses increased $1.3 million or 60 basis points in the thirteen weeks ended October 31, 2015 as compared to the thirteen weeks ended November 1, 2014, primarily due to an increase of $0.5 million related to executive management changes, an increase in corporate benefit expenses of $0.3 million, primarily related to health insurance costs and vacation expense, an increase of $0.3 million due to new staff positions to support our e-commerce growth and increased information technology expenses of $0.2 million due to the continued investment to support our growth and upgrading our information technology systems.

Depreciation and amortization expenses increased $0.7 million, or 30 basis points as a percentage of net sales, in the thirteen weeks ended October 31, 2015 as compared to the thirteen weeks ended November 1, 2014 due to increased property additions associated with new store openings, as well as investments in upgrading our information technology systems.

Advertising expenses increased $0.7 million, or 30 basis points as a percentage of net sales, in the thirteen weeks ended October 31, 2015 as compared to the thirteen weeks ended November 1, 2014 due primarily to changes in our marketing strategy regarding television advertising during key selling periods which results in more advertising in the third quarter of fiscal 2015.

Pre-opening and closing expenses increased $0.5 million, or 30 basis points as a percentage of net sales, in the thirteen weeks ended October 31, 2015 due to one store closed during the third quarter of fiscal year 2015, and opening two new stores in the third quarter of fiscal 2015 as compared to one store opened in the third quarter of fiscal 2014.

Distribution center expenses decreased $0.2 million, or 40 basis points as a percentage of net sales, in the thirteen weeks ended October 31, 2015 primarily due to lower processing costs during the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014.

Interest Expense, Net

Interest expense, net for the thirteen weeks ended October 31, 2015 decreased $0.5 million to $0.9 million compared to $1.4 million for the thirteen weeks ended November 1, 2014 due primarily to the $15.0 million early payment of the senior term loan in November 2014 and a 225 basis point reduction of the interest rate on the refinanced term loan during the second quarter of fiscal 2015.

Loss before Taxes

The net loss before taxes for the thirteen weeks ended October 31, 2015 increased to $4.5 million compared to the loss before taxes of $3.4 million in the thirteen weeks ended November 1, 2014. As a percentage of net sales, the loss before taxes was 2.9% of net sales for the thirteen weeks ended October 31, 2015 compared to the loss before taxes of 2.3% of net sales for the thirteen weeks ended November 1, 2014.

Income Tax Benefit

The income tax benefit for the thirteen weeks ended October 31, 2015 was $1.7 million compared to an income tax benefit of $1.6 million for the thirteen weeks ended November 1, 2014. The effective income tax rate for the third quarter of fiscal 2015 was 38.0% compared to an effective income tax rate of 45.7% for the third quarter of fiscal 2014. During the third quarter of fiscal 2014, the estimated effective annual income tax expense rate for fiscal 2014 was decreased from 37.5% to 36.3%. The effective income tax rate differed from the federal enacted rate of 35% primarily due to federal tax credits and state taxes, net of benefits.

Net Loss

The loss for the thirteen weeks ended October 31, 2015 was $2.8 million compared to a net loss of $1.9 million for the thirteen weeks ended November 1, 2014.

Thirty-nine Weeks Ended October 31, 2015 Compared to Thirty-nine Weeks Ended November 1, 2014

Net Sales

Net sales for the thirty-nine weeks ended October 31, 2015 increased $12.5 million, or 2.9%, to $443.2 million as compared to $430.7 million for the thirty-nine weeks ended November 1, 2014. This increase was the result of a $16.0 million increase in non-comparable store sales due to the addition of new store openings in fiscal 2014, one of which opened in the third quarter of fiscal 2014, and the opening of six new stores in the first three quarters of fiscal 2015, two of which opened in the third quarter of fiscal 2015. Owned comparable store sales and owned and licensed comparable store sales both decreased 0.8% during the thirty-nine weeks ended October 31, 2015. The comparable store sales decrease was primarily due to a mid-single digit decrease in comparable transactions, which represents our measure for guest traffic, partially offset by a mid-single digit increase in the average sale per transaction. From a major merchandising category perspective, Apparel and Home Fashions experienced a low-single digit comparable store sales decreases while Accessories (including fragrances) experienced low-single digit increase for the thirty-nine weeks ended October 31, 2015 compared to the thirty-nine weeks ended November 1, 2014. Additionally, our e-commerce operations were launched at the end of the second quarter of fiscal 2015.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for the thirty-nine weeks ended October 31, 2015 increased $0.2 million, or 2.6%, to $6.6 million.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirty-nine weeks ended October 31, 2015 increased $8.6 million, or 4.6%, to $196.1 million as compared to $187.5 million for the thirty-nine weeks ended November 1, 2014. Gross profit margin increased 80 basis points to 44.3% of net sales as compared to 43.5% of net sales for the thirty-nine weeks ended November 1, 2014. The 80 basis point increase was primarily due to lower merchandise inventory markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirty-nine weeks ended October 31, 2015 increased $6.7 million, or 3.5%, to $200.1 million as compared to $193.3 million for the thirty-nine weeks ended November 1, 2014. As a percentage of net sales, selling, general and administrative expenses increased to 45.1% during the thirty-nine weeks ended October 31, 2015 as compared to 44.9% during the thirty-nine weeks ended November 1, 2014, a 20 basis point increase, primarily due to higher depreciation expenses partially offset by lower pre-opening and closing expenses.

Store expenses increased $4.4 million for the thirty-nine weeks ended October 31, 2015 as compared to the thirty-nine weeks ended November 1, 2014 due to increased payroll and real estate expenses associated with new store growth. Store expenses were 27.9% of net sales in the first three quarters fiscal of 2015 as compared to 27.7% of net sales in the first three quarters of fiscal 2014, a 20 basis point increase, primarily resulting from higher store payroll expenses as a percentage of net sales.

Depreciation and amortization expenses increased $2.7 million, or 60 basis points as a percentage of net sales, for the thirty-nine weeks ended October 31, 2015 as compared to the thirty-nine weeks ended November 1, 2014 due to increased property additions associated with new store openings and investments in upgrading our information technology systems.

Corporate expenses increased $1.1 million for the thirty-nine weeks ended October 31, 2015 as compared to the thirty-nine weeks ended November 1, 2014 primarily due to an increase in share based compensation expense of $0.9 million during the thirty-nine weeks ended October 31, 2015, associated with the executive forfeitures of share-based awards recorded in the thirty-nine weeks ended November 1, 2014 with the former CEO and CMO separations in fiscal 2014, and new staff positions to support our e-commerce growth partially offset by lower recruiting and relocation costs. Corporate expenses were 6.6% of net sales during the first three quarters of fiscal 2015 compared to 6.5% of net sales during the first three quarters of fiscal 2014.

The $0.5 million increase in distribution center expenses was primarily the result of higher payroll expense necessary to process higher merchandise inventory receipts for the thirty-nine weeks ended October 31, 2015, partially off-set by a benefit associated with higher capitalized freight due to higher merchandise inventory levels compared to the thirty-nine weeks ended November 1, 2014. Distribution center expenses were 4.7% of net sales for both the thirty-nine weeks ended October 31, 2015 and the thirty-nine weeks ended November 1, 2014.

Advertising expenses decreased $0.7 million for the thirty-nine weeks ended October 31, 2015 as compared to the thirty-nine weeks ended November 1, 2014 primarily due to changes in our marketing strategy regarding television advertising during key selling periods. Advertising expenses were 2.4% of net sales during the thirty-nine weeks ended October 31, 2015 as compared to 2.7% of net sales during the thirty-nine weeks ended November 1, 2014.

Pre-opening and closing expenses decreased $1.3 million, or 30 basis points as a percentage of net sales, for the thirty-nine weeks ended October 31, 2015 compared to the thirty-nine weeks ended November 1, 2014. This decrease was primarily the result of expenses associated with our second distribution center which opened at the end of the second quarter of fiscal 2014, opening six new stores in the first three quarters of fiscal 2015 as compared to six new stores and one relocated store opened in the first three quarters of fiscal 2014. The Company also closed one store during the first three quarters of fiscal 2015 compared to two store closures during the first three quarters of fiscal 2014.

Interest Expense

Interest expense, net for the thirty-nine weeks ended October 31, 2015 decreased $0.9 million to $3.0 million due to the $15.0 million early payment of the senior term loan in November 2014 and the term loan refinancing during the second quarter of fiscal 2015 which resulted in a 225 basis point reduction of the interest rate.

Loss on Extinguishment of Debt

The loss on extinguishment of debt for the thirty-nine weeks ended October 31, 2015 of $2.0 million was the result of extinguishing in full the senior term loan with Cerberus Business Finance, LLC. The loss on extinguishment of debt includes the write off of deferred financing fees of $1.7 million related to the extinguished senior term loan during the second quarter of fiscal 2015, as well as a $0.3 million penalty on the early extinguishment of the term loan.

Loss before Taxes

The loss before taxes for the thirty-nine weeks ended October 31, 2015 decreased to $8.9 million compared to the loss before taxes of $9.7 million in the thirty-nine weeks ended November 1, 2014. As a percentage of net sales, the loss before taxes was 2.0% of net sales for the thirty-nine weeks ended October 31, 2015 compared to the loss before taxes of 2.3% of net sales for the thirty-nine weeks ended November 1, 2014.

Income Tax Benefit

The income tax benefit for the thirty-nine weeks ended October 31, 2015 was $3.5 million compared to income tax benefit of $3.9 million for the thirty-nine weeks ended November 1, 2014. The effective income tax rate for the thirty-nine weeks ended October 31, 2015 was 39.0% compared to an effective income tax rate of 40.5% for the thirty-nine weeks ended November 1, 2014. The effective income tax rate differed from the federal enacted rate of 35% primarily due to federal tax credits and state taxes, net of benefits.

Net Loss

The net loss for the thirty-nine weeks ended October 31, 2015 was $5.4 million compared to a net loss of $5.8 million for the thirty-nine weeks ended November 1, 2014.

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

Liquidity and Capital Resources

Our primary ongoing cash requirements are for operating expenses, inventory, new store capital investment, investments in our information technology (including our e-commerce operations which were launched at the end of the second quarter of 2015 and the replacement of our existing point-of-sale system beginning in 2016), capital expenditures for existing store improvements and investments in our distribution centers, as well as debt service. Our typical investment in a new store is approximately $1.3 million, which represents pre-opening expenses of $0.4 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.2 million have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores.

Our working capital at October 31, 2015 decreased $2.2 million, or 11.4%, to $17.2 million compared to working capital of $19.4 million at January 31, 2015. Working capital was $25.8 million at November 1, 2014. The decrease in working capital from November 1, 2014 to October 31, 2015 primarily relates to higher borrowings on our line of credit facility and lower accounts payable due to the timing of payments associated with earlier fall merchandise inventory receipts.

Total long-term debt increased from $41.3 million at January 31, 2015 to $66.2 million at October 31, 2015 primarily due to higher borrowings on our line of credit facility related to higher merchandise inventories at October 31, 2015 as compared to January 31, 2015 as we build inventory levels for the holiday season. On August 26, 2013, the Company entered into a five year, $45.0 million senior term loan with Cerberus Business Finance, LLC (“Cerberus”) as amended on November 14, 2014, to fund a portion of the $69.9 million special cash dividend payment declared in 2013. The remainder of the special cash dividend payment was funded by cash from operations. The Company paid down $15.0 million of principal on the senior term loan on November 17, 2014. On June 29, 2015, this senior term loan was extinguished in full with proceeds from a new $30.0 million secured term loan facility provided by Wells Fargo Bank, National Association (“Wells Fargo”), as arranger and administrative agent for the lenders, pursuant to the Joinder and Eighth Amendment to Loan, Guaranty and Security Agreement (“Eighth Amendment”) dated June 29, 2015. The majority of the secured term loan principal is due on the maturity date of June 28, 2020, with quarterly principal payments of $0.4 million through the maturity date. Principal payments on our secured term loan will be funded with cash from operations and, if necessary, borrowings under our $80.0 million revolving line of credit facility.

The Company paid a prepayment premium of $0.3 million related to the Cerberus senior term loan early extinguishment during the second quarter of fiscal 2015, which was equal to 1.0% of the outstanding principal balance at the time of the payoff of the Cerberus senior term loan. The revolving line of credit facility with Well Fargo, as amended on June 29, 2015 with the Eighth Amendment, contains a provision for a 1.0% early termination fee payable if the facility is terminated prior to November 14, 2016. The June 29, 2015 amendment also extended the maturity date of the revolving line of credit facility from August 27, 2018 to June 28, 2020.

The Eighth Amendment to the debt agreement with Wells Fargo changed the minimum excess availability requirements and certain negative and affirmative covenant requirements. The amendment established a term loan borrowing base to govern the term loan facility in addition to the revolving loan borrowing base that currently governs the revolving line of credit facility. We were in compliance with all of our debt covenants as of October 31, 2015.

There were $35.9 million of borrowings outstanding under our revolving line of credit facility at October 31, 2015, as compared to $11.0 million of borrowings outstanding under our revolving line of credit facility at January 31, 2015 and $5.8 million borrowings outstanding under our revolving line of credit facility at November 1, 2014. Cash and cash equivalents were $8.9 million, $7.6 million and $12.4 million at October 31, 2015, January 31, 2015 and November 1, 2014, respectively. Net cash used in operating activities was $11.8 million during the thirty-nine weeks ended October 31, 2015 compared to cash provided by operating activities of $35.0 million during the thirty-nine weeks ended November 1, 2014. Average borrowings under our revolving line of credit facility increased to $19.5 million for the first three quarters of fiscal 2015 from $8.2 million in the first three quarters of fiscal 2014, in part due to the $15.0 million of principal paid on our senior term loan in November 2014. The largest amount borrowed at one time during the first three quarters of fiscal 2015 was $35.9 million compared to $22.9 million during the first three quarters of fiscal 2014. Availability under our revolving line of credit facility was $37.6 million at October 31, 2015 compared to $44.1 million at January 31, 2015 and $67.0 million at November 1, 2014. Stockholders’ equity was $34.1 million as of October 31, 2015 compared to $38.5 million as of January 31, 2015 and $36.0 million as of November 1, 2014.

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

Capital Expenditures

Net capital expenditures during the thirty-nine weeks ended October 31, 2015 and November 1, 2014 were $9.3 million and $26.2 million, respectively. Net capital expenditures during the thirty-nine weeks ended November 1, 2014 included $9.6 million of non-recurring capital expenditures for our second distribution center which opened in the second quarter of fiscal 2014 and our corporate headquarters which opened in the first quarter of fiscal 2014. Additionally, there were six new stores opened and one store closed during the thirty-nine weeks ended October 31, 2015 compared to six new stores, one relocated store, and two stores closed during the thirty-nine weeks ended November 1, 2014.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	39 Weeks Ended October 31, 2015	39 Weeks Ended November 1, 2014
Cash flows provided by (used in) operating activities	$(11,787)	$35,004
Cash flows used in investing activities	(10,706)	(26,103)
Cash flows provided by (used in) financing activities	23,719	(2,243)

Increase in cash and cash equivalents	1,226	6,658
Cash and cash equivalents at beginning of period	7,634	5,759

Cash and cash equivalents at end of period	$8,860	$12,417

Cash Flows from Operating Activities

Net cash used in operating activities for the thirty-nine weeks ended October 31, 2015 was $11.8 million, which included a net loss of $5.4 million and noncash charges of $16.9 million comprised of depreciation and amortization expense of $12.4 million, write-off of deferred financing fees of $1.7 million, share-based compensation expense of $1.0 million, loss on retirement of property and equipment of $0.7 million, changes in deferred income taxes of $0.7 million, amortization of deferred financing fees of $0.4 million and $26 thousand of expense associated with the deferred tax asset shortfall related to share-based compensation. Net cash used in operating activities in the thirty-nine weeks ended October 31, 2015 was favorably impacted by an increase in accounts payable of $46.9 million related to higher merchandise inventory receipts attributable to seasonality, new store growth and higher average comparable store inventory levels partially offset by the timing of payments associated with earlier fall merchandise inventory receipts as well as a decrease in accounts, landlord and income taxes receivable of $3.8 million, a decrease in accrued expenses and other liabilities of $1.5 million, and a decrease in other assets of $0.2 million. The increases in operating cash flows for the thirty-nine weeks ended October 31, 2015 were partially offset by a $70.6 million increase in merchandise inventories primarily related to higher average comparable store inventory levels and earlier merchandise inventory receipts, the six new stores that opened during the first three quarters of fiscal 2015 and the launch of e-commerce at the end of the second quarter of fiscal 2015. Operating cash flows were also reduced by a decrease in deferred rent primarily related to new stores of $4.2 million, an increase in prepaid and other current assets of $0.8 million primarily due to the timing of insurance renewals and new store growth.

Net cash provided by operating activities in the thirty-nine weeks ended November 1, 2014 was $35.0 million, which included the net loss of $5.8 million and noncash charges of $10.7 million comprised of depreciation and amortization expense of $9.6 million, amortization of deferred financing fees of $0.4 million, a loss on the retirement/disposal of property and equipment of $0.3 million, changes in deferred income taxes of $0.4 million, share-based compensation expense of $0.1 million and a reduction to noncash charges of $0.2 million for a deferred tax asset shortfall related to share-based compensation. Net cash provided by operating activities in the thirty-nine weeks ended November 1, 2014 were favorably impacted by an increase in accounts payable of $77.0 million related to seasonality of merchandise inventory build, enhanced cash management and new store growth and an increase of $6.7 million in accrued expenses primarily due to the second primary distribution center that opened at the end of the second quarter of fiscal 2014, an increase in new store activity for the ten new stores opened in fiscal 2013 and the six new stores opened and one store relocated in the first three quarters of fiscal 2014, and guest loyalty rewards earned but not redeemed as the number of loyalty guests continues to grow significantly since the launch of the program in May 2013. Net cash provided by operating activities was also favorably impacted by a $1.5 million increase in deferred rent associated with new store growth and a $1.0 million decrease in income taxes receivable, landlord receivable and accounts receivable related to a $3.6 million federal income tax refund received in the third quarter and amounts received from landlords for new stores, partially offset by the income tax benefit for the first three quarters of fiscal 2014. These increases in operating cash flows for the thirty-nine weeks ended November 1, 2014 were partially offset by cash used to increase inventory of $55.7 million for the peak holiday season and for the six new stores opened and one store relocated in the first three quarters of fiscal 2014, net of a decrease in comparable store merchandise inventory levels resulting from our inventory recalibration efforts and our strategy of having fresh, diverse merchandise receipts to drive comparable store sales in the fourth quarter of fiscal 2014. These increases were also partially offset by a $0.2 million increase in other assets and a $0.1 million increase in prepaid expenses and other current assets.

Cash Flows from Investing Activities

Net cash used in investing activities in the thirty-nine weeks ended October 31, 2015 and November 1, 2014 was $10.7 million and $26.1 million, respectively. Cash of $14.3 million and $42.0 million was used for purchases of property and equipment during the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively. The decrease in cash used in investing activities is due to the decrease in cash invested in non-recurring property and equipment additions during the thirty-nine weeks ended November 1, 2014, of $9.6 million used for our second primary distribution center that opened in the second quarter of fiscal 2014 and our new corporate headquarters that we moved into during March 2014. Additionally, less cash was used on new stores during the thirty-nine weeks ended October 31, 2015, as there were only six stores opened in the first three quarters of fiscal 2015 compared to six new stores and one relocated store opened in the first three quarters of fiscal 2014. There were $1.1 million of property and equipment purchases in accrued expenses at October 31, 2015.

Proceeds from sale-leaseback transactions were $3.6 million and $15.8 million for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively, where the Company was deemed the accounting owner of the structural property additions during the new store construction period pursuant to the underlying lease agreement. This $12.3 million decrease in cash generated from proceeds from sale-leaseback transactions primarily resulted from the timing of receipt of payments from landlords, as well as less new stores in fiscal 2015 subject to sale-leaseback accounting as compared to fiscal 2014.

Cash Flows from Financing Activities

Net cash provided by financing activities was $23.7 million during the thirty-nine weeks ended October 31, 2015, as compared to net cash used in financing activities of $2.2 million during the thirty-nine weeks ended November 1, 2014. Borrowings and repayments on our revolving line of credit facility were $169.4 million and $144.5 million, respectively, during the thirty-nine weeks ended October 31, 2015, compared to $146.6 million and $148.0 million, respectively, during the thirty-nine weeks ended November 1, 2014. Cash proceeds of $30.0 million were received from the new Wells Fargo secured term loan that were used to extinguish the Cerberus senior term loan in full during the thirty-nine weeks ended October 31, 2015. Cash of $30.0 million was used during the thirty-nine weeks ended October 31, 2015 for payment of long term debt including the Cerberus senior term loan payoff of $29.2 million, the quarterly principal payment on the term loan in the first quarter of fiscal 2015 and the quarterly principal payment on the new term loan during the third quarter of fiscal 2015. Cash of $0.9 million was paid for debt financing fees during the thirty-nine weeks ended October 31, 2015 related to the Eighth Amendment to the loan agreement effective June 29, 2015. Additionally, the Company paid a penalty of $0.3 million, which was equal to 1.0% of the outstanding principal balance and was paid during the second quarter of fiscal 2015 on the early extinguishment of debt. Dividends of $34 thousand were paid on restricted stock that vested in the first three quarters of fiscal 2015 related to the $69.9 million special cash dividend declared in August 2013. Proceeds of $31 thousand were received in connection with the exercise of stock options during the thirty-nine weeks ended October 31, 2015.

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

Our revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on June 28, 2020. At October 31, 2015, we had $35.9 million of borrowings outstanding under our revolving line of credit facility as compared to outstanding borrowings of $11.0 million at January 31, 2015 and $5.8 million at November 1, 2014. The availability of our revolving line of credit facility is subject to a borrowing base, which is comprised of eligible credit card receivables and the liquidation value of eligible landed inventory, eligible distribution center inventory and eligible in-transit inventory. The Company is required to maintain minimum excess availability under the revolving line of credit facility of at least $20.0 million, the calculation of which now includes up to $3.0 million of unrestricted cash. Availability under our revolving line of credit facility was $37.6 million at October 31, 2015, and included letters of credit issued with an aggregate face amount of $6.5 million. There were borrowings under the facility of an aggregate of $169.4 million during the first three quarters of fiscal 2015 and repayments of $144.5 million during the first three quarters of fiscal 2015.

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

The new secured term loan matures on the same date as the revolving line of credit facility and has principal payments of $0.42 million due on a quarterly basis beginning in October 2015 through the maturity date, with the remaining principal due on the maturity date of June 28, 2020. The Company may repay at any time all or a portion of the outstanding principal amount of the secured term loan facility, subject to a prepayment premium equal to 3.0% in the first year, 1.5% in the second year, 0.5% in the third year and 0.0% thereafter. The term loan carries an interest rate equal to the LIBOR rate plus 6.25% with a floor of 1.0%. The interest rate on the term loan was 7.25% at October 31, 2015 which compares to the Cerberus senior term loan interest rate of 9.5% at January 31, 2015 and November 1, 2014. The term loan is secured by the same collateral as the revolving line of credit facility but has a priority lien on real estate, fixtures, equipment, intellectual property and books, records, permits, licenses, insurance, in each case related to term loan priority collateral, and proceeds thereof and a second lien on the revolving priority collateral, as defined. As of October 31, 2015, the Company was in compliance with all of its debt covenants and expects to be in compliance with all of its debt covenants for measurement periods occurring through the remainder of fiscal 2015.

Among other provisions, the Company’s loan agreement with Wells Fargo contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under our $30.0 million senior term loan and, subject to certain conditions, indebtedness not to exceed $10.0 million in the aggregate in connection with all acquisitions occurring after February 20, 2009. Our revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $0.5 million in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries, (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with the ordinary corporate governance, overhead, legal and accounting and maintenance and (vi) dividends so long no event of default exists, projected excess availability for the next twelve months is greater than $35.0 million and 30% of the loan cap and the fixed charge coverage ratio is greater than 1.0 to 1.0 on a historical and projected basis. The agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. Should the Company default on scheduled repayment of the secured term loan facility, Wells Fargo may make any outstanding obligations under the agreement immediately due and payable. As of October 31, 2015, the Company was in compliance with all of its debt covenants.

We also entered into two financing arrangements to purchase computer hardware and software during fiscal 2014. The Company’s remaining obligation under the financing arrangements was $0.7 million at October 31, 2015 and $0.8 million at January 31, 2015.

Contractual Obligations and Off-Balance-Sheet Arrangements

As noted in the table which follows, the Company has contractual obligations and commitments as of October 31, 2015 that may affect the financial condition of the Company. However, management believes there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition, results of operations, or cash flows. Other than the letters of credit set forth in the table below, the Company had no off-balance-sheet arrangements as of October 31, 2015. Letters of credit are entered into with certain of our vendors and Wells Fargo Bank, National Association with terms that are financially and operationally beneficial to both parties primarily related to certain vendor financing partners and insurance providers for self-insurance reserves.

The following table summarizes our contractual obligations and commitments as of October 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in 000’s)
Contractual Obligations:
Capital leases (1)	$696	$28	$345	$323	$—
Operating leases (2)(3)	361,259	14,021	108,929	91,793	146,516
Term loan (4)	38,444	968	7,436	6,936	23,104
Revolving line of credit	35,891	—	—	—	35,891
Letters of credit	6,471	6,471	—	—	—
Purchase orders (5)	95,408	95,408	—	—	—

Total	$538,169	$116,896	$116,710	$99,052	$205,511

(1)	Includes principal and interest payments on capital lease obligations.
(2)	Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds, but are not included in operating lease obligations.
(3)	Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 40% of lease expense for our retail stores in the thirty-nine weeks ended October 31, 2015.
(4)	Includes $29.6 million of principal payments and $8.8 million of interest payments on the term loan. Interest is calculated using the interest rate of 7.25% at October 31, 2015.
(5)	Purchase orders consist of open purchase orders for merchandise, net of receipts already received on those orders. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.

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

Borrowings under our revolving line of credit facility bear interest at various rates, with two rate options at the discretion of management as follows: (1) for base rate advances, borrowings bear interest at the prime rate plus 1.00% when average excess availability is less than or equal to $40.0 million and the prime rate plus 0.75% when average excess availability is greater than $40.0 million, and (2) for LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 2.00% when average excess availability is less than or equal to $40.0 million and the LIBOR rate plus 1.75% when average excess availability is greater than $40.0 million. Borrowings and repayments under our revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $80.0 million. Borrowings under our revolving line of credit facility during the thirty-nine weeks ended October 31, 2015 and November 1, 2014 were $169.4 million and $146.6 million respectively, with $35.9 million being the largest amount borrowed at one time during the thirty-nine weeks ended October 31, 2015, and $35.9 million of borrowings outstanding under our revolving line of credit facility at October 31, 2015. Average daily borrowings during the first three quarters of fiscal 2015 were $19.5 million. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of our revolving line of credit facility. As of October 31, 2015, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.2 million per year.

Borrowings under our term loan bear interest at an interest rate equal to the LIBOR rate plus 6.25% with a floor of 1.00% (7.25% at October 31, 2015). We performed a sensitivity analysis assuming a hypothetical 100 basis point increase in the interest rate applied to the average amount outstanding on the term loan. As of October 31, 2015, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.3 million per year.

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

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2015 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this Quarterly Report:

EXHIBIT INDEX

Exhibit Number	Description

10.1	Offer Letter, dated as of September 13, 2015, by and between the Gordmans Stores, Inc. and James B. Brown (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 16, 2015).

10.2	Separation and Release Agreement By and Between Gordmans, Inc. and Michael D. James, dated as of September 24, 2015 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A, filed on September 25, 2015).

10.3	James B. Brown Severance Agreement Letter, dated September 16, 2015.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10, 2015

GORDMANS STORES, INC.

By:	/s/ ANDREW T. HALL
Andrew T. Hall
President, Chief Executive Officer and Secretary (Principal Executive Officer)

By:	/s/ JAMES B. BROWN
James B. Brown
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)