Form 10-K
period 2016-01-30
Gordmans Stores, Inc.
filed 2016-04-01
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock at August 1, 2015 (based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on such date) held by non-affiliates of the registrant was approximately $51 million.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 25, 2016 was 19,655,793.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Gordmans Stores, Inc. definitive Proxy Statement for the 2016 Annual Meeting of the Shareholders to be held on June 2, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I

ITEM 1. BUSINESS

Our Company

Gordmans Stores, Inc. (the “Company”) is an everyday value priced department store featuring a large selection of name brands and the latest fashions and styles at up to 60% off department and specialty store prices in a fun, easy-to-shop environment. Our wide merchandise assortment includes apparel and footwear for men, women and children, accessories, fragrances and home fashions. As of January 30, 2016, we operated 102 stores under the trade name “Gordmans” located in 22 states situated in a variety of shopping center formats, including regional enclosed shopping malls, lifestyle centers and power centers. We also operate an eCommerce site at Gordmans.com which provides shoppers with a broad selection of merchandise in a convenient, user-friendly digital platform.

Our History

The origins of Gordmans date back to 1915, and over the next 60 years evolved into a moderately-priced promotional department store concept. In 1975, the Company started the 1/2 Price Stores, the concept of which was to sell department store quality merchandise at half of department store regular prices. In 1996, the Company was repositioned in an effort to better communicate our unique selling proposition, which extends beyond merely low prices. The repositioning included strengthening the portfolio of name brands, developing a new department store look and feel, and significantly upgrading the store presentation in response to the evolving preferences of our guests. The capstone of this repositioning initiative was the re-naming of the stores from the 1/2 Price Stores to Gordmans, which was completed in fiscal year 2000.

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

Our Business Model

Our business model is built to capitalize on what we believe is an underserved need in the marketplace. We are an everyday value priced department store, operating as a unique hybrid of specialty, department store and off-price retailers. Our mission, “We will delight our guests with big savings, big selection and fun, friendly associates!” reflects our differentiated selling proposition, which is comprised of three elements: (i) every day savings of up to 60% off department and specialty store regular prices; (ii) a broad selection of fashion-oriented department and specialty store quality apparel, footwear, accessories, fragrances and home fashions; and (iii) a fun, easy-to-shop experience.

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

•	Outstanding Value Proposition. From a price leadership standpoint, it is our goal to offer everyday value of up to 60% off department and specialty store regular ticketed prices. We believe we are able to achieve this goal because we procure merchandise from our vendors at a lower up front price by not requiring various allowances that are common industry practices. We then pass those savings along to our guests in the form of value prices every day. Many of our competitors pay a higher initial price to their vendors, but then seek to offset markdowns by demanding various reimbursements and discounts. Such retailers carry their products at a higher ticketed retail price, but then sell the majority of their merchandise at a discount under various promotions and sales. While our all-in cost of merchandise, and the ultimate selling price to our guests, may be similar to that of our competitors, we offer our vendors and guests greater certainty of pricing, which we believe is attractive to both vendors and guests. We undergo a due diligence process to validate our savings that includes verifying manufacturers’ suggested retail prices, obtaining retail prices provided by our vendor partners, examining retail prices on a variety of eCommerce sites and examining retail prices in competitor store locations. Finally, opportunistic merchandise procurement strategies further enhance our value proposition.

•	Fun and Energetic Store Environment. Our store shopping experience is a critical component of our selling proposition. Our store size and footprint are designed to facilitate easy navigation throughout the store as well as to maximize aisle real estate, and visual punctuation points identified by unique fixtures, overhead elements and flooring that articulate specialized merchandise presentations. Our 45,000 to 50,000 square foot store model is designed to be a fun and easy-to-shop store experience, to optimize both sales productivity and operational efficiency, and finally, to serve as an economical, scalable expansion vehicle.

Our Growth Strategy

We believe we are well positioned to leverage our business model, scalable infrastructure and portable retail model to capture market share and drive increased revenue and profitability. Our multi-pronged growth strategy is as follows:

•	Drive Comparable Store Sales. We seek to maximize our comparable store sales by continuing to execute on a number of initiatives, such as:

—	Managing of our eCommerce Platform. We commenced eCommerce operations beginning in mid-fiscal year 2015. We believe that our business model is right for an omni-channel approach and that eCommerce will continue to improve guest awareness of the Company’s brand and business model.

—	Enhancing our Marketing Program. Our guest loyalty program, gRewards, which launched in fiscal year 2013, continues to grow. As we continue to explore ways to best maximize the benefits of the loyalty program, our marketing focus is to increase loyalty guest annual spend by increasing their frequency of visits. This includes increased focus on mobile and social media promotions. We are also modifying our couponing strategy and focusing our promotions to competitive shopping periods such as Easter, Mother’s Day, back to school and the year-end holidays.

—	Driving Guest Traffic. We drive growth in the overall business through increased visits from existing guests and more traffic from new guests. Incremental visits from existing guests and new guest traffic are driven by outstanding shopping experiences, a great value message and compelling events which drive the guest to go to Gordmans to see what we have. We are developing and enhancing a number of guest growth strategies including leveraging gRewards to increase guest traffic, increasing our presence on social media to drive advocacy and guest engagement and embedding our value message in new guest acquisition strategies.

—	Expanding Our Destination Businesses. We will continue to focus on our strategic points of differentiation, including juniors’ apparel, young men’s apparel and home décor, which have developed into significant destination businesses. We believe that these businesses in aggregate continue to have significant growth potential through a combination of adding targeted brands and expanding certain existing ones, strengthening and increasing selected product categories, and by allocating additional inventory dollars for their development.

—	Capitalizing on the Underdeveloped Misses Apparel Business. The overall size of the women’s apparel industry is significantly larger than that of juniors’ apparel. However, our junior apparel volume far exceeds women’s. Our women’s apparel business generated a mid-single digit comparable store sales decrease in fiscal year 2015. We believe that we will experience an increase in our comparable store sales performance at a total company level by broadening the women’s assortment. The career and plus size businesses will be key factors in our women’s growth.

—	Capitalizing on the Underdeveloped Men’s Apparel Business. Our men’s apparel business is underpenetrated to the total company versus the industry norm. We believe that by funding men’s apparel at a greater level and expanding the floor space, we will experience a noticeable increase in men’s sales volume. The focus is on more classic product, an expansion of the Big & Tall assortments and rebuilding the Team business.

—	Developing Selected High Growth Potential Businesses. There are several businesses that we have developed that are underserved by the market, particularly by a majority of the other value-oriented retailers. These businesses include team apparel and related accessories, fragrances, plus size apparel, legwear, pampered pet accessories, toys, decorative pillows and bedding. We believe that these categories have substantial growth potential, and that by employing the same expansion strategies that have generated success within our existing destination businesses, we can expand these targeted categories as well.

—	Augmenting Our Brands Portfolio. We have had success adding a significant number of national labels to our brands portfolio across all merchandise divisions. Increasing our market leverage should enable us to continue to acquire and make opportunistic buys of targeted brands desired by our guests, and to expand on our current brands.

•	Expand Store Base. We currently operate 102 stores. We plan to open five new stores in current markets and close one existing store upon lease expiration in fiscal year 2016. We believe that we can capitalize on both selected fill in opportunities to existing markets and new market opportunities that are contiguous to our current markets.

—	Our flexible store model is adaptable to a variety of shopping center developments, including lifestyle centers, power centers, redeveloped big boxes formerly occupied by other retailers and enclosed regional shopping malls. As part of our new store due diligence process, we employ a rigorous site selection methodology that typically evaluates, among other factors, population densities and growth rates, co-tenancy dynamics, retail sales per capita, traffic counts and household income.

—	We operate a flexible store model that allows us to pursue both new construction and second generation space opportunities that produce strong cash flow. We seek to achieve a payback on investment in new stores, which includes our build-out costs (net of landlord contributions), initial inventory (net of payables) and pre-opening expenses, within two years.

•	Leverage Cost Infrastructure. We have added costs associated with the investment in our eCommerce platform in fiscal year 2015, which will de-leverage our cost infrastructure in fiscal year 2016. However, we believe that over a multi-year period our corporate overhead and distribution center costs will not increase at a rate proportionate with new and comparable store sales growth. We intend to enhance our operating profit by leveraging economies of scale with respect to our fixed cost infrastructure.

Competition

We compete, to some degree, with all other retail formats: traditional department stores such as Macy’s and Bon-Ton, national mid-tier chains including Kohl’s and J.C. Penney, discount stores including Target and Wal-Mart and specialty stores such as Old Navy. We differentiate ourselves from discount stores (such as Target and Wal-Mart, who generally offer discount store brands and private label merchandise at similar prices) primarily by offering department and specialty store name brands, by providing a more upscale shopping environment and by emphasizing apparel and apparel-related accessories within our assortments. Our everyday value price strategy and smaller store layouts set us apart from the majority of department stores (such as Macy’s and Bon-Ton, who offer a broad selection in a multi-department, multi-level, large store format).

Compared to most off-price retailers (such as T.J. Maxx, Ross Stores and Burlington, who offer branded merchandise at discount prices), our stores are significantly larger, which enables us to present a much broader assortment of merchandise. Moreover, unlike most off-price stores, a Gordmans store is visually appealing and well-organized, utilizing merchandising techniques, visual displays, a departmental floor layout, fixture systems, signing and graphics similar to that of department and specialty stores. Finally, we offer complete assortments achieved through the negotiation of up-front discounts augmented by opportunistic buying strategies.

We believe our differentiated selling proposition has enabled us to operate successfully in the same markets as our primary off-price, discount and department store competitors. For example, as of January 30, 2016, approximately 54% of our stores operated within one mile of a Kohl’s, 50% operated within one mile of a J.C. Penney and 53% operated within one mile of a Wal-Mart. As of January 30, 2016, a Wal-Mart operates within five miles of 98% of our stores, a Kohl’s is located within five miles of 90% of our stores, and a J.C. Penney is located within five miles of 73% of our stores.

Merchandising

Strategy

Our merchandising strategy is to offer recognizable brands and trend right fashions and styles carried by department and specialty store chains at prices of up to 60% below their regular ticketed prices every day. To accomplish this strategy, our buyers seek to negotiate the best up-front net pricing in lieu of end-of-season markdown and return allowances. A variety of opportunistic buying strategies are also employed, including capitalizing on merchandise closeouts, cancelled orders, excess production capacity and excess finished or piece goods inventories.

We have a planning and allocation function that seeks to maximize the return on our investment in merchandise inventory. Systems and processes are in place to enable us to capitalize on emerging trends in the business while simultaneously seeking to optimize inventory efficiencies at the individual store level.

Selection

Our merchandise selection includes a broad range of apparel, footwear, accessories (including fragrances), and home fashions products. Within apparel, we offer young men’s, men’s, juniors’, women’s, team, plus sizes and children’s clothing, which includes offerings for infants, toddlers, boys and girls. Our accessories business includes designer fragrances, intimate apparel, handbags, sunglasses, fashion jewelry, legwear and sleepwear. Our stores also feature a large home fashions assortment, which includes wall art, photo frames, accent furniture, accent lighting, candles, ceramics, vases, seasonal décor, floral and garden, gourmet food and candy, toys, luggage, pet accessories, housewares, decorative pillows, fashion rugs, bedding and bath.

The following information reflects the percentage of revenues by major product category as a percentage of net sales:

	Year Ended January 30, 2016	Year Ended January 31, 2015	Year Ended February 1, 2014
Apparel	56.6%	56.8%	56.1%
Home	27.8	27.7	27.9
Accessories (including fragrances)	15.6	15.5	16.0

Total	100.0%	100.0%	100.0%

Licensing Agreements

DSW, Inc.    We have outsourced our footwear business since 1997, and in 2004 entered into a license agreement with DSW, Inc., a $2.6 billion (as measured by its sales during fiscal year 2015) specialty footwear retailer that sells a wide selection of designer and name brand footwear at everyday value prices. The license agreement expires on February 2, 2019 and contains automatic three-year extension terms and a six month notice period to cancel prior to the renewal periods.

Destination Maternity Corporation.    In 2006, we executed a license agreement with Destination Maternity Corporation (“Destination Maternity”), a leading maternity retailer, to operate a maternity business in each of our stores. The license agreement expires on March 21, 2016 and will not be renewed. We will sell other categories of merchandise in the space previously dedicated to Destination Maternity merchandise in our stores. There will be no cost associated with the decision to end our license agreement with Destination Maternity.

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

Sourcing

We maintain long-term, mutually beneficial sourcing relationships with a large group of suppliers. In fiscal year 2015, we purchased merchandise from almost 1,180 vendors, the largest of which comprised 2.2% of total purchases. This diversification in our supplier base provides us with flexibility and negotiating leverage. We have no long-term purchase commitments or arrangements with any of our suppliers. We have become a preferred partner to the vendor community due to our transparent, streamlined and mutually profitable approach to the business.

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

Loyalty Program

In 2013, we launched our guest loyalty program, gRewards, company-wide. The loyalty program is designed to increase our average transaction size and frequency and reward guests for their loyalty to the Company. Under the program, loyalty guests earn points toward reward certificates for a discount on future purchases. We implemented a technology platform that includes the electronic delivery of rewards certificates. We currently have approximately 5.0 million guests participating in gRewards, and we are leveraging our loyalty database to deliver mass customization e-mails tailored to the shopping preferences of our loyalty guests. Rewards earned by loyalty guests are redeemed at the point of sale.

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

Our loyalty program is one of the most dynamic facets of our overall marketing strategy. We aggressively leverage our loyalty program to drive traffic into our retail stores by rewarding our core consumer with offers and promotions across all categories. Television is our dominant mass medium. The broadcast creative reinforces the value message strategy that is ubiquitous across all mediums. In addition, the TV medium features exciting merchandise as the embodiment of our brand and to support major retail events. Broadcast advertising includes online TV and local radio and we are allocating more broadcast media dollars to higher volume markets and markets in which new stores were opened.

The social and mobile media strategies work synergistically with television, print, direct mail and email collateral. Through various promotions, dynamic content and exclusive offers, we engage our guests in a more targeted and personal fashion. Mobile campaigns also allow us to offer promotions and to contact guests directly on their mobile devices as the medium continues to grow.

Our Stores

As of January 30, 2016, we operated 102 stores in 22 states with a total of 5.7 million square feet and an average store size of 56,000 square feet. The average age of all stores is 11 years. Of our 102 locations, 95 were comparable stores at the end of fiscal year 2015, which we define as stores that have been open at least 16 months. In mid-fiscal year 2015 we launched our eCommerce platform at Gordmans.com. Now guests from across the country may access savings of up to 60% off department store prices every day. Gordmans.com provides shoppers with a wide array of merchandise found in Gordmans stores including apparel and footwear for men, women and children in addition to home décor, designer fragrances, fashion jewelry, bedding and bath and toys.

Our stores are located in large, medium, and small metropolitan statistical areas throughout our 22 state trade area. Our distinctive big box, fashion-oriented apparel and home fashions format functions as the primary or secondary anchor and provides the landlord the ability to attract significant complementary co-tenants. Our stores are located in a wide variety of shopping center developments including lifestyle centers, power centers, redeveloped big boxes formerly occupied by other retailers and enclosed regional shopping malls. The table below sets forth the number of stores in each of these 22 states.

State	Stores	State	Stores	State	Stores
Arkansas	2	Michigan	4	Ohio	3
Colorado	6	Minnesota	5	South Dakota	2
Idaho	3	Mississippi	1	Tennessee	1
Illinois	11	Missouri	11	Texas	1
Indiana	8	Nebraska	7	Utah	5
Iowa	9	New Mexico	2	Wisconsin	6
Kansas	4	North Dakota	4
Kentucky	2	Oklahoma	5

Our 45,000 to 50,000 square foot prototype features an easy-to-shop, dual racetrack layout designed to facilitate easy navigation throughout the store as well as to maximize aisle real estate. The open, contemporary floor plan provides a visual roadmap of the entire store from the entrance and provides us with the flexibility to easily expand and contract departments in response to consumer demand and preferences, seasonality and merchandise availability. Other features of the prototype include punctuation points identified by unique fixtures, overhead elements and flooring to accentuate specialized merchandise, lifestyle presentations and key items.

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

Oracle’s Retail Merchandising System (“RMS”), which is industry-leading software that was designed to elevate many of our processes including business analytics, store optimization and planning and allocation, has been in place since 2012. As we execute our growth strategy, RMS allows us to more efficiently allocate and utilize our inventory, leverage our cost infrastructure and analyze our business, as well as effectively operate in a multiple distribution center environment.

Our point-of-sale and Customer Relationship Management (“CRM”) systems are planned for replacement in 2016. The system makes extensive use of smart barcodes to eliminate the need for cashier intervention in the processing of promotions. These barcodes also facilitate the tracking of promotional effectiveness, ensuring compliance and reducing fraud. We also make significant use of wireless handheld terminals in our retail locations to expedite the processing of markdowns and measure markdown compliance.

To better optimize store payroll, we utilize a time and attendance system in all locations and utilize a store labor-scheduling system to align payroll resources with both workflow and guest traffic patterns.

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

We have demonstrated our commitment to keeping guest information secure. We have segmented sensitive network traffic and encrypted specific data elements. Physical security prevents unauthorized access to in-scope equipment in the stores and at the corporate office. Extensive intrusion detection measures and periodic vulnerability scans significantly reduce the risk of a breach. We have plans to improve our documentation and patch management to ensure compliance with the Payment Card Industry (PCI) Data Security Standard (DSS).

To help reduce shrink and control theft, we employ technology that integrates video surveillance with transaction data. The system scans transaction logs for signs of improper activity and alerts loss prevention associates. A migration to digital software-based cameras has been completed in the majority of our stores and has already increased our remote monitoring and apprehension capabilities.

Distribution and Logistics

We distribute the majority of our merchandise from our facilities in Omaha, Nebraska and near Indianapolis, Indiana. Through the use of third party national and international freight and logistics companies, we coordinate pick-up of merchandise from our vendors for delivery to our distribution centers where it is received, inspected, processed and distributed to our retail stores. We utilize the services of several third party carriers for delivery of merchandise from our distribution centers to our stores.

Our first distribution center in Omaha, Nebraska is a 380,000 square foot flow-through facility that operates with a leading edge distribution center management system that utilizes radio frequency technology to monitor and manage the movement of merchandise. We believe that our innovative put-to-light merchandise packing technology is a unique feature of this system. This distribution center is currently under lease through November 2028, with options for an additional twenty years. This distribution center is supported by a 140,000 square foot warehouse located approximately four miles from the distribution center, which is currently under lease through November 2016.

Our second distribution center near Indianapolis, Indiana, which opened and became operational in mid-fiscal year 2014, is a 545,000 square foot flow-through facility that operates with upgraded technology similar to our Omaha distribution center. The second distribution center supports our expected growth for a minimum of seven years. The second distribution center is positioned geographically to maximize our ability to leverage our inbound and outbound transportation expenses and will support our retail expansion growth. Through the use of our retail merchandising system and other technology, we have enhanced and will continue to enhance many of our systems and processes in order to operate effectively in a multiple distribution center environment.

Our combined distribution centers processed 68.6 million units in fiscal year 2015.

Associates

As of January 30, 2016, we employed approximately 590 salaried associates and 5,020 hourly associates, the latter of which includes approximately 3,980 part-time associates. None of our associates are unionized and we have never suffered from a work stoppage. We offer competitive compensation and attractive benefit plans to our full-time associates who meet eligibility requirements. Our benefits include medical insurance; dental insurance; basic and supplemental life insurance; short-term and long-term disability insurance; medical and dependent care flexible spending accounts; a 401(k) savings plan; up to four weeks of vacation; eight paid holidays; and a 20% associate discount on purchases in our stores.

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

Intellectual Property

We currently own several trademarks including and Gordmans. We believe that the recognition associated with our trademarks makes them valuable to our business.

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

Our business is affected by the seasonal pattern common to most retailers, weather conditions, consumer spending and general economic conditions. Historically, our highest net sales occur during the fourth quarter, which includes the holiday selling season. Any significant decrease in net sales during the holiday season would have a material adverse effect on our business, our financial condition and our results of operations. In addition, in order to prepare for this season, we must order and keep in stock significantly more merchandise than we carry during other parts of the year. This increase in merchandise inventory build-up in the third and fourth quarters may require us to expend cash faster than we generate by our operations during this period and to borrow on our revolving line of credit facility at higher levels. Any unanticipated decrease in demand for our merchandise during this peak shopping season could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, profitability, ability to repay any indebtedness and our brand image with guests. Given our primarily northern Midwest footprint, as well as the fact that a significant portion of our business is apparel, our business is susceptible to adverse, unseasonable or unexpected weather conditions, which could have a material adverse effect on our business and on the timing and amount of our revenues, financial condition and cash flows by disrupting consumer shopping patterns and demand for certain seasonal merchandise, which could lead to substantial markdowns of seasonal merchandise, adversely affect the distribution of our merchandise from our vendors to our distribution centers and from our distribution centers to our stores, and cause physical damage to our retail stores.

We face intense competition in the retail industry.

We face substantial competition for guests from regional and national department stores, specialty stores, discount stores, mid-tier stores, off-price retail chains and “pure play” internet retailers. We compete on the basis of a combination of factors, including among others price, breadth, quality and style of merchandise offered, in-store experience, level of guest service, ability to identify and offer new and emerging fashion trends and brand image. Many of these competitors are larger and have significantly greater financial and marketing resources than we do. We launched our eCommerce operations in mid-fiscal year 2015, and many of our competitors operated eCommerce platforms for a longer period of time. Accordingly, we may face periods of intense competition in the future which could have a material adverse effect on our profitability and results of operations. We may not be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our profitability and results of operations.

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

Comparable store sales on an owned basis decreased 1.3% while comparable store sales on an owned and licensed basis decreased 1.2% in fiscal year 2015. Our annual comparable store sales on an owned basis have ranged from a decrease of 7.4% to an increase of 0.7% during the past five fiscal years. If our future comparable store sales do not increase or fail to meet market expectations, the price of our common stock could further decline or remain low. In addition, the aggregate results of operations of our stores have fluctuated in the past and will fluctuate in the future. A variety of factors affect comparable store sales, including fashion trends, competition, current national and regional economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, store traffic and conversion rates, changes in our merchandise mix, inventory shrinkage, the success of our multi-channel marketing programs, the timing and level of markdowns and weather conditions. In addition, many retailers have been unable to sustain high levels of comparable store sales growth during and after periods of substantial expansion. These factors may cause our comparable store sales results to be materially lower than in recent periods and our expectations, which could adversely affect our profitability and results of operations and result in a decline in the price of our common stock.

The continuing industry trend of decreasing retail center traffic could negatively impact our business and operating results.

While we launched our eCommerce platform in mid-fiscal year 2015, we are primarily a brick-and-mortar based retailer and are dependent upon the continued popularity of retail centers as a shopping destination and the ability of retail center anchor tenants and other attractions within the vicinity of our stores to generate customer traffic. Increased online shopping and unfavorable economic conditions, particularly in certain regions, have adversely affected retail center traffic and resulted in the closing of certain anchor tenants. Growing technology has improved the experience of online shopping and, in some cases, has resulted in a shift of consumer spending from brick-and-mortar to online where competition is even greater since “pure play” internet retailers do not face significant occupancy costs, store payroll, etc., like we do. In addition, volatility in the U.S. economy or an uncertain economic outlook could continue to lower consumer spending levels and cause a decrease in shopping mall traffic, each of which would adversely affect our sales and financial performance.

Our failure to operate our eCommerce operation effectively could adversely affect our financial performance.

We continue to enhance our eCommerce operations following its launch in mid-fiscal year 2015. We believe that our business model is right for an omni-channel approach and that eCommerce will provide further guest awareness of our wide merchandise assortment while driving incremental sales. However, if we are not successful in our eCommerce operations, meeting guest expectations and providing our merchandise assortment across all channels at the level our guests expect, our sales, profitability and results of operations, as well as brand image, could be materially and adversely affected.

Our eCommerce operations are subject to numerous risks that could have a material adverse effect on our operational results, including: (i) diversion of traffic and sales from our stores; (ii) liability for online content; (iii) risks related to the failure of the computer systems that operate our website and its related support systems, including computer viruses, credit card fraud, telecommunication failures and electronic break-ins and similar disruptions and reliance on third party computer software and hardware; and (iv) the need to invest additional computer systems.

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

We utilize several types of advertising media, including newspaper inserts. The newspaper business is under increasing economic pressure, and the demise of certain newspapers would jeopardize an important distribution method for our advertising. As such, we will continue to allocate a greater portion of our advertising budget to television, as well as mobile, email and social as these mediums continue to grow. We continue to leverage our loyalty program, which was launched company-wide in fiscal year 2013, as a medium of advertising.

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

Our footwear business is currently operated under a license agreement with DSW, Inc. where we receive a license fee equal to a specified percentage of net footwear revenue. The license agreement expires on February 2, 2019 and contains automatic three-year extension terms and a six month notice period to cancel prior to the renewal periods. Our total license fee income in fiscal year 2015 was $8.0 million, or approximately 3% of our gross profit. If DSW is unable or unwilling to continue to act as our licensee or supply us with our desired level of inventory, we could suffer a loss of income and guest traffic until such time as we are able to replace this license or to establish the structure to manage these businesses directly.

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

We currently rely upon independent third-party transportation providers for substantially all of our merchandise shipments, including shipments from our vendors to our distribution centers and from our distribution centers to all of our stores. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices, wage rates (which would increase our shipping costs), labor availability, import delays, labor strikes and inclement weather, which may impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs. As we rely upon independent third-party transportation providers, their inability to distribute merchandise to our distribution centers on a timely basis could impact the flow of merchandise through our supply chain, including from the distribution centers to our retail stores. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current third-party transportation providers which in turn would increase our costs.

We rely on third parties to provide us with services in connection with certain aspects of our business, and any failure by these third parties to perform their obligations could have an adverse effect on our business and results of operations.

We have entered into agreements with third parties for logistics services and information technology systems (including hosting our eCommerce website), onshore and offshore software development and support, distribution and packaging and employee benefits. Services provided by any of our third-party suppliers could be interrupted as a result of many factors, such as acts of nature or contract disputes. Any failure by a third party to provide us with contracted-for services on a timely basis or within service level expectations and performance standards could result in a disruption of our business and have an adverse effect on our business and results of operations.

Our growth strategy is dependent on a number of factors, any of which could strain our resources or delay or prevent the successful penetration into new markets.

Our growth strategy is partially dependent on opening new stores and operating them profitably. Additional factors required for the successful implementation of our new store growth strategy include, but are not limited to: obtaining desirable store locations, negotiating acceptable leases, completing projects on budget, supplying proper levels of merchandise and successfully hiring and training store managers and sales associates. In order to optimize profitability for new stores, we must secure desirable retail lease space when opening stores in new and existing markets. We must choose store sites, execute favorable real estate transactions, hire competent personnel and effectively open and operate these new stores. We historically have received developer funding for store build outs, which offset certain capital expenditures we must make to open a new store. For new stores opened in fiscal year 2015, developer funding was received for 97% of the costs incurred in completing the store build outs. If developer funding ceases to be available to us in the future or decreases, or if we experience cost overruns in completing our store build outs, opening new stores would require more capital outlay, which could adversely affect our ability to continue opening new stores.

To the extent we open stores in new markets, if our stores in these markets experience lower than planned net sales and operating results, this would not only adversely impact our sales and operating results but could also impact our ability to continue opening new stores in these markets and other new markets. Further, it could require increased advertising expenses in these markets or the need to relocate underperforming stores either within or outside their current location. To the extent we open new stores in markets where we have existing stores; our existing stores in those markets may experience reduced net sales. Our planned growth will also require additional infrastructure for the development, maintenance and monitoring of those stores. In addition, if our current management systems and information systems are insufficient to support this expansion, our ability to open new stores and to manage our existing stores would be adversely affected. If we fail to continue to improve our infrastructure, we may be unable to implement our new store growth strategy or maintain current levels of operating performance in our existing stores. We opened a second distribution center in fiscal year 2014 to support new store growth beyond fiscal year 2015 and more efficiently and effectively distribute merchandise to our stores.

We launched our eCommerce platform in mid-fiscal year 2015; however the continuing decrease in retail center traffic could also negatively impact our business and operating results.

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

We depend on cash flow from operations to pay our lease expenses. While we have a history of generating cash flows from operations, if our business does not generate sufficient cash flow from operating activities to fund these expenses, we may not be able to service our lease expenses, which could materially harm our business.

If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could materially adversely affect us. There are no remaining lease commitments for the one store we closed in fiscal year 2015.

We depend on key executive management and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

We depend on the leadership and experience of our key executive management. The loss of the services of key executive management members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in the retail industry. Our inability to meet our staffing requirements in the future could impair our growth and harm our business.

We rely significantly on information systems and any failure, inadequacy, interruption or security failure of those systems could harm our ability to effectively operate our business.

Our ability to effectively manage and maintain our inventory, to ship products to our stores on a timely basis, and to operate our eCommerce platform depends significantly on our information systems. To manage the growth of our operations, personnel and real estate portfolio, we will need to continue to improve and expand our operational and financial systems, real estate management systems, transaction processing, internal controls and business processes; in doing so, we could encounter implementation issues and incur substantial additional expenses. The failure of our information systems to operate effectively, problems with transitioning to upgraded or replacement systems or expanding them into new stores, or a breach in security of these systems could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting, the efficiency of our operations and our ability to properly forecast earnings and cash requirements. We could be required to make significant additional expenditures to remediate any such failure, problem or breach. Such events may have a material adverse effect on our business.

In addition, we may now and in the future implement new systems to increase efficiencies and profitability including the point-of-sale and CRM implementation planned for fiscal year 2016. To manage growth of our operations and personnel, we will need to continue to improve and expand our operational and financial systems, transaction processing, internal controls and business processes. When implementing or changing existing processes, we may encounter transitional issues and incur substantial additional costs associated with investments in information technology. Failure to properly implement new systems in the future could harm our ability to effectively operate our business.

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

In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, changes in federal and state minimum wage laws could raise the wage requirements for certain associates, increasing our compensation costs. A minimum wage increase has been approved in a number of states in which we operate, which will increase our compensation costs, although we don’t expect the increase to materially impact our results of operations. Other laws related to employee benefits and treatment of associates, including laws related to limitations on associate hours, supervisory status, leaves of absence, mandated health benefits or overtime pay, could also negatively impact us, such as by increasing compensation and benefits costs for overtime and medical expenses. Changes in tax laws could increase or decrease tax payments we are required to make, impacting the profitability of our business.

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

We have, and will continue to have, significant lease obligations. As of January 30, 2016, our minimum annual rental obligations under long-term operating leases for fiscal years 2016 and 2017 are $56.7 million and $55.9 million, respectively. Our lease obligations could have other important consequences and significant effects on our business. For example, our lease obligations could:

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accountings Standards Update (‘ASU”) No. 2016-02, Leases (“ASU No. 2016-02”). The new guidance requires lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for annual and interim periods beginning after December 15, 2018. The updated standard mandates a modified retrospective transition method with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU No. 2016-02 on our consolidated financial statements.

Our loan agreements may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations and capital needs.

Our loan, security and guaranty agreement relating to our revolving line of credit facility and term loan contains limitations on our ability to:

•	incur additional indebtedness;

•	restricts dividends and other upstream distributions;

•	create liens on assets;

•	engage in mergers, consolidations, liquidations and dissolutions;

•	sell assets (including pursuant to sale leaseback transactions);

•	pay consulting fees, dividends and distributions or repurchase capital stock;

•	make investments (including acquisitions), loans, or advances;

•	engage in certain transactions with affiliates; and

•	implement changes in our lines of business.

This loan agreement requires us to maintain minimum excess availability under the revolving line of credit facility of at least $20 million, the calculation which now includes up to $3.0 million of unrestricted cash.

In 2013, we entered into a term loan requiring principal and interest payments over the term of the loan that increase the risk that we may be unable to generate cash sufficient to pay amounts as due or we may have to borrow on our revolving line of credit facility to fund the principal and interest payments. This term loan was refinanced in 2015 with a loan having a 225 basis point lower interest rate with a maturity date in 2020. In addition, the interest rates applicable under the revolving line of credit facility and the senior term loan are subject to variability, which exposes us to interest rate risk and could have a material adverse effect on our financial condition and results of operations.

As a result of the covenants in our loan, security and guaranty agreement related to our revolving line of credit facility and term loan, we are limited in the manner in which we conduct our business and we may be unable to engage in activities that may be in our best long-term interests or finance future operations or capital needs. A failure by us or our subsidiaries to comply with the covenants under either of our loan agreements would result in an event of default under such indebtedness. The lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the loan agreements. If any of our indebtedness were to be accelerated, it could result in cross acceleration or cross defaults under our other debt agreements and could adversely affect our ability to respond to changes in our business and manage our operations. In addition, upon an acceleration of any of our indebtedness, there can be no assurance that our assets would be sufficient to repay the accelerated indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

We may recognize impairment on long-lived assets.

Our long-lived assets, including property and equipment, are subject to periodic testing for impairment. Store assets are reviewed using factors including, but not limited to, our future operating plans and projected future cash flows. The Company had a net loss in both fiscal year 2015 and fiscal year 2014, however continues to achieve positive operating cash flows. Failure to achieve our future operating plans or to generate sufficient levels of cash flow at our stores could result in impairment charges on long-lived assets, which could have a material adverse effect on our financial condition or results of operations. No such impairment charges on our long-lived assets were recorded in fiscal years 2015, 2014 and 2013.

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

As of March 25, 2016, Sun Gordmans, LP held approximately 50.2% of our common stock and total voting power and, as such, we are a controlled company under The NASDAQ Stock Market listing standards. As a controlled company, certain exemptions under The NASDAQ Stock Market listing standards exempted us from the obligation to comply with certain of the NASDAQ Stock Market corporate governance requirements, including:

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

There has been a public market for our common stock since August 2010. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to implement our growth strategy. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, including future sales of our common stock by significant stockholders, officers and directors, the financial projections we may provide to the public and any changes to these projections or our failure to meet these projections, and the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission or ratings downgrades by any analysts who follow our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. As of January 30, 2016, we operated 102 stores in 22 states. All of our stores are leased from third parties and the leases typically have base lease terms of 10 years with one or more renewal options. Leases may contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions, co-tenancy violation provisions or minimum sales threshold provisions. Our 70,000 square foot corporate headquarters building is located in Omaha, Nebraska and is leased under an agreement expiring in 2029 and includes options to renew for two additional five or seven year periods. We have two distribution centers. A 380,000 square foot distribution center is located in Omaha and is leased under an agreement expiring in 2028, with options to renew for four additional five year periods. We also operate a 140,000 square foot cross-deck facility located in Omaha, Nebraska approximately four miles from our distribution center. This facility is leased under an agreement expiring in November 2016. To support our growth and the expansion of our footprint, a 545,000 square foot second distribution center near Indianapolis, Indiana became operational in July 2014 that is leased under an agreement expiring in 2028, with options to renew for three additional five year periods. We believe that all of our current facilities are in good condition and are suitable and adequate for our current needs. We may from time to time lease new facilities or vacate existing facilities as our operations require, including in connection with opening new stores and support facilities to support new store growth.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock began trading on August 5, 2010 on The NASDAQ Global Select Market under the symbol “GMAN”. Prior to that date, there was no public market for our common stock. As of March 25, 2016, there were seventy-four holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth, for each quarter of fiscal years 2015 and 2014, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

	Price Range
Fiscal Year 2015:	High	Low
First Quarter	$8.92	$3.52
Second Quarter	$7.63	$5.24
Third Quarter	$5.75	$3.07
Fourth Quarter	$3.42	$2.34
Fiscal Year 2014:
First Quarter	$7.22	$4.31
Second Quarter	$5.46	$3.50
Third Quarter	$4.00	$2.93
Fourth Quarter	$4.00	$2.42

The closing sales price of our common stock on The NASDAQ Global Select Market was $2.19 per share on March 25, 2016.

Stock Price Performance Graph

The following stock performance graph and table compares cumulative total shareholder return on our common shares since January 29, 2011 with the return on the NASDAQ Composite and a Peer Group of Retail Trade Stocks. Returns are based upon the premise that $100 is invested in each of (a) our common stock, (b) the NASDAQ Composite and (c) our Peer Group of Retail Trade Stocks on January 29, 2011, and that all dividends, if any, were reinvested. On August 26, 2013, the Board of Directors approved and the Company declared a special cash dividend of $3.60 per share of common stock, which resulted in a reduction in our closing stock price of $3.60 on September 23, 2013, the date of the dividend payment. Accordingly, we adjusted our stock price on January 29, 2011, January 28, 2012, and February 2, 2013 for the $3.60 per share special cash dividend in fiscal year 2013, for the purposes of presenting this stock performance graph.

	1/29/11	1/28/12	2/2/13	2/1/14	1/31/15	1/30/16
Gordmans Stores, Inc.	$100.00	$99.73	$78.20	$65.58	$33.61	$22.80
NASDAQ Composite	$100.00	$104.83	$118.32	$152.74	$172.51	$171.72
Peer Group	$100.00	$119.26	$132.77	$143.72	$179.29	$131.27

The Peer Group included in the above performance graph includes our stock and the following retail company stocks: Dillards, Inc., Gap, Inc., J.C. Penny Company, Inc., Kohls Corporation, Macy’s Inc., Ross Stores, Inc., Stein Mart, Inc., Target Corporation, TJX Companies, Inc., and Wal Mart Stores Inc. The information in the previous graph and table is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference. The share price performance shown on the graph represents past performance and should not be considered an indication of future price performance.

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

No dividends were declared in fiscal years 2015 or 2014.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the thirteen-week period ended January 30, 2016.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial and operating data as of the dates and for the periods indicated. The operations and cash flow data for the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014 and the balance sheet data as of January 30, 2016 and January 31, 2015 have been derived from our audited consolidated financial statements for such fiscal years included elsewhere in this Annual Report on Form 10-K, which were audited by Grant Thornton LLP, an independent registered public accounting firm. The statements of operations and other financial and operating data for the fiscal years ended February 2, 2013 and January 28, 2012 and the balance sheet data as of February 1, 2014, February 2, 2013 and January 28, 2012 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

You should read the following information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes thereto, included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	(in 000’s except store count and per share data)
	Year Ended January 30, 2016	Year Ended January 31, 2015	Year Ended February 1, 2014		Year Ended February 2, 2013		Year Ended January 28, 2012
Statement of Operations Data:
Net sales	$648,967	$634,620	$619,559		$607,692		$551,476
License fees from leased departments	8,889	8,608	7,828		7,361		6,670
Cost of sales	(383,446)	(378,883)	(365,463)		(350,212)		(316,167)

Gross profit	274,410	264,345	261,924		264,841		241,979
Selling, general and administrative expenses	(275,739)	(265,276)	(247,131)		(226,710)		(201,084)

Income / (loss) from operations	(1,329)	(931)	14,793		38,131		40,895
Interest expense, net	(3,769)	(4,998)	(2,482)		(481)		(610)
Loss on extinguishment of debt	(2,014)	—	—		—		—

Income / (loss) before taxes	(7,112)	(5,929)	12,311		37,650		40,285
Income tax (expense) / benefit	2,774	2,453	(4,298)		(14,119)		(15,112)

Net income / (loss)	$(4,338)	$(3,476)	$8,013		$23,531		$25,173

Earnings (loss) per share:
Basic	$(0.22)	$(0.18)	$0.42		$1.23		$1.32
Diluted	(0.22)	(0.18)	0.41		1.21		1.30
Weighted average shares outstanding:
Basic	19,407	19,360	19,289		19,165		19,098
Diluted	19,407	19,360	19,345		19,405		19,370

Other Financial and Operating Data:
Comparable store sales(1)	(1.3)%	(4.8)%	(7.4	)%(2)	(0.7	)%(3)	0.7%
Store count, end of year	102	97	93		83		74
Average store sales(4)	$6,362	$6,542	$6,662		$7,322		$7,452
Capital expenditures(5)	13,659	30,798	36,321		21,040		18,122
Dividends per share	—	—	3.60		—		—

Balance Sheet Data (at period end):
Cash and cash equivalents	$6,969	$7,634	$5,759		$40,824		$35,413
Working capital	21,761	19,383	43,804		82,946		60,329
Total assets	230,252	226,877	206,987		191,126		162,613
Total long-term obligations(6)	46,815	41,290	52,250		189		844
Total stockholders’ equity	34,894	38,487	41,805		102,388		77,723

(1)	We consider all retail stores opened for at least 16 months as of the end of the reporting period and eCommerce sales as comparable stores. Comparable store sales above are on an owned basis which excludes license fees from leased departments.

(2)	Comparable store sales for fiscal year 2013 are presented for the fifty-two week fiscal year ended February 1, 2014 compared to the fifty-two week period ended January 26, 2013.

(3)	Comparable store sales for fiscal year 2012 are presented for the fifty-two weeks ended January 26, 2013 and exclude approximately $5.6 million in comparable store sales which were generated in the 53rd week of fiscal year 2012.

(4)	Average store sales are calculated as net sales divided by the store count at the end of each fiscal year.

(5)	Capital expenditures are net of proceeds from the sale-leaseback of real estate related to new store construction and store remodels of $3.7 million, $12.1 million, $23.8 million, $13.2 million, and $13.0 million, respectively, for the fiscal years ended January 30, 2016, January 31, 2015, February 1, 2014, February 2, 2013, and January 28, 2012.

(6)	Consists of current and noncurrent portions of long-term debt and capital leases.

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

Executive Overview

Gordmans is an everyday value priced department store featuring a large selection of brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel and footwear for men, women and children, accessories (including fragrances) and home fashions. The origins of Gordmans date back to 1915, and as of January 30, 2016, we operated 102 stores in 22 states situated in a variety of shopping center developments, including regional enclosed shopping malls, lifestyle centers and power centers. We launched our eCommerce operations during mid-fiscal 2015.

Our 2016 expansion strategy includes opening five new stores in existing markets. In 2015, we opened six new stores, entering one new state and closed one existing store. In 2014, we opened six new stores, relocated an existing store and closed two existing stores.

In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales and comparable store sales and other individual store performance factors, gross profit and selling, general and administrative expenses.

Net Sales.    Net sales reflect our revenues from the sale of our merchandise less returns and discounts, eCommerce shipping revenue and excludes sales tax. Net sales include comparable store sales and non-comparable store sales. Fiscal years 2015, 2014 and 2013 represent fifty-two week years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively.

Comparable Store Sales.    Comparable store sales include retail stores that were open at least 16 months as of the end of the reporting period and eCommerce sales. Comparable store sales include stores that were relocated or remodeled and exclude stores that are closed. We also review the average sale per transaction, comparable store transactions, store traffic and sales conversion rates. Comparable store sales are an important indicator of current operating performance, with higher comparable store sales helping us to leverage our fixed expenses and positively impacting our operating results.

Gross Profit.    Gross profit is equal to our net sales minus cost of sales, plus license fee income generated from sales of footwear and maternity apparel in our leased departments. Cost of sales includes the direct cost of purchased merchandise, inbound freight to our distribution center, inventory shrinkage and inventory write-downs. Gross profit margin measures gross profit as a percentage of our net sales. Our gross profit may not be comparable to other retailers, as some companies include all of the costs related to their distribution network in cost of sales while others, like us, exclude a portion of these costs from cost of sales and include those costs in selling, general and administrative expenses. Our gross profit margin is a function of initial markup less shrink and markdowns, with higher initial markup and lower markdowns positively impacting our operating results.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include all operating costs not included in cost of sales. These expenses include payroll and other expenses related to operations at our corporate office, store and eCommerce expenses, occupancy costs, certain distribution and warehousing costs for retail stores and eCommerce, pre-opening and closing expenses, depreciation and amortization and advertising expense. Our ability to manage store level and certain other operating expenses directly impacts our operating results.

Overview

The net loss for fiscal year 2015 was $4.3 million as compared to the net loss of $3.5 million for fiscal year 2014. The net loss increase for fiscal year 2015 as compared to fiscal year 2014 was primarily due to the loss on extinguishment of debt, a 1.3% comparable store sales decrease on an owned basis (which excludes license fees from leased departments) and higher selling, general and administrative expenses, partially offset by higher net sales attributable to new stores and a 60 basis point increase in gross profit margin. Below is a summary of our financial results for fiscal year 2015.

•	Higher net sales were driven by an increase in non-comparable store sales due to the addition of five net new stores during fiscal year 2015 and the net new stores opened in fiscal year 2014. Comparable store sales decreased 1.3% on an owned basis and 1.2% on an owned and licensed basis in fiscal year 2015 as compared to the prior year primarily due to a decrease in guest traffic. We also completed a number of initiatives in fiscal year 2015, including the launch of our eCommerce website at Gordmans.com.

•	Gross profit margin increased 60 basis points in fiscal year 2015 as compared to fiscal year 2014 primarily as a result of lower merchandise inventory markdowns, partially offset by the impact of higher than expected shrinkage.

•	Higher selling, general and administrative expenses were primarily due to the launch of eCommerce, higher depreciation expense from our investment in technology, infrastructure and new store growth, increased store count, and higher depreciation expense, partially offset by lower distribution center costs.

Basis of Presentation and Results of Operations

Basis of Presentation

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. All references in these financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal years 2015, 2014 and 2013 represent fifty-two week years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively.

Results of Operations

The following table contains results of operations data for fiscal years 2015, 2014 and 2013.

	Year Ended January 30, 2016	Year Ended January 31, 2015	Year Ended February 1, 2014
		(in 000’s)
Statements of Operations Data:
Net sales	$648,967	$634,620	$619,559
License fees from leased departments	8,889	8,608	7,828
Cost of sales	(383,446)	(378,883)	(365,463)

Gross profit	274,410	264,345	261,924
Selling, general and administrative expenses	(275,739)	(265,276)	(247,131)

Income / (loss) from operations	(1,329)	(931)	14,793
Interest expense, net	(3,769)	(4,998)	(2,482)
Loss on extinguishment of debt	(2,014)	—	—

Income / (loss) before taxes	(7,112)	(5,929)	12,311
Income tax (expense) / benefit	2,774	2,453	(4,298)

Net income / (loss)	$(4,338)	$(3,476)	$8,013

The table below sets forth the components of the consolidated statements of income as a percentage of net sales.

	Year Ended January 30, 2016(1)	Year Ended January 31, 2015(1)	Year Ended February 1, 2014(1)
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
License fees from leased departments	1.4	1.4	1.3
Cost of sales	(59.1)	(59.7)	(59.0)

Gross profit	42.3	41.7	42.3
Selling, general and administrative expenses	(42.5)	(41.8)	(39.9)

Income / (loss) from operations	(0.2)	(0.1)	2.4
Interest expense, net	(0.6)	(0.8)	(0.4)
Loss on extinguishment of debt	(0.3)	—	—

Income / (loss) before taxes	(1.1)	(0.9)	2.0
Income tax (expense) / benefit	0.4	0.4	(0.7)

Net income / (loss)	(0.7)%	(0.5)%	1.3%

(1)	Percentages may not foot due to rounding.

Fiscal Year 2015 Compared to Fiscal Year 2014

Net Sales

Net sales for fiscal year 2015 increased $14.3 million, or 2.3%, to $649.0 million as compared to $634.6 million for fiscal year 2014. This increase was primarily the result of a $22.3 million increase in non-comparable store sales due to the opening of five net new stores in fiscal year 2015 and four net new stores in fiscal year 2014. Owned comparable store sales decreased $8.0 million, or 1.3%, while owned and licensed comparable store sales decreased 1.2% during fiscal year 2015. The 1.3% owned comparable store sales decrease for fiscal year 2015 compares to the 4.8% comparable store sales decrease for fiscal year 2014 and the 7.4% comparable store sales decrease for fiscal year 2013. The comparable store sales decrease was primarily due to a mid-single digit decrease in comparable store guest traffic, which led to a mid-single digit decrease in comparable transactions, partially offset by a mid-single digit increase in the average sale per transaction. We rolled out our guest loyalty program to all stores in May 2013, which contributed to an improvement in the average sale per transaction in fiscal year 2015 and fiscal year 2014. From a major merchandising category perspective, Home Fashions, Apparel and Accessories and Fragrances also incurred low-single digit comparable store sales decreases for fiscal year 2015.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for fiscal year 2015 increased $0.3 million, or 3.3%, to $8.9 million as compared to $8.6 million for fiscal year 2014 primarily due to new store growth and an increase in sales of footwear in our comparable stores.

Gross Profit

Gross profit, which includes license fees from leased departments, for fiscal year 2015 increased $10.1 million, or 3.8%, to $274.4 million as compared to $264.3 million in fiscal year 2014. Gross profit margin for fiscal year 2015 increased 60 basis points to 42.3% of net sales as compared to 41.7% of net sales for fiscal year 2014, primarily as a result of lower promotional markdowns, partially offset by the impact of higher shrinkage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal year 2015 increased $10.5 million, or 3.9%, to $275.7 million as compared to $265.3 million for fiscal year 2014. As a percentage of net sales, selling, general and administrative expenses for fiscal year 2015 increased to 42.5% as compared to 41.8% for fiscal year 2014, a 70 basis point increase primarily related to the launch of eCommerce operations, an increase in depreciation expense as a result of our continued investment in technology, infrastructure and new store growth.

Store expenses increased $7.0 million in fiscal year 2015 as compared to fiscal year 2014 primarily due to increased payroll and benefits, rent and real estate, and credit card fee expenses associated with new store growth and the launch of eCommerce operations in mid-fiscal year 2015. Store expenses were 26.3% of net sales in fiscal year 2015 as compared to 25.7% of net sales in fiscal year 2014, a 40 basis point increase, primarily due to the addition of eCommerce operations.

Depreciation and amortization expense increased $3.0 million, or approximately 40 basis points as a percentage of net sales, in fiscal year 2015 as compared to fiscal year 2014 due to increased property additions associated with new store openings, the new distribution center opened in August 2014, the new corporate headquarters opened in March 2014 and investments in upgrading our information technology systems.

Corporate expenses increased $0.7 million in fiscal year 2015 as compared to fiscal year 2014 primarily as a result of an increase in stock compensation expense of $0.6 million due to higher forfeitures in fiscal year 2014 related to executive management changes, increased information technology expenses of $0.4 million due to the continued investment to support our growth and upgrading our information technology systems and an increase in health insurance costs of $0.3 million, partially offset by a $0.6 million reduction in recruiting and relocation expenses in fiscal year 2015.

Advertising expenses increased $1.2 million, or 10 basis points, in fiscal year 2015 as compared to fiscal year 2014 primarily due to higher television advertising expenses of $0.6 million, higher radio advertising expense of $0.4 million and an increase in web/email marketing of $0.2 million. Advertising expenses were 3.0% of net sales in fiscal year 2015 compared to 2.9% in fiscal year 2014, with the increase primarily associated with an increase in web-based advertising in fiscal year 2015.

Distribution expenses decreased $0.1 million, or 10 basis points, in fiscal year 2015 as compared to fiscal year 2014 primarily the result of lower delivery charges, partially off-set by higher payroll and benefits and utility expenses. Distribution center expenses decreased to 4.3% of net sales in fiscal year 2015 compared to 4.4% of net sales in fiscal year 2014.

Pre-opening and closing expenses decreased $1.3 million, or approximately 20 basis points as a percentage of net sales, in fiscal year 2015 as compared to fiscal year 2014 primarily due to the $0.7 million of pre-opening expenses in fiscal year 2014 associated with the opening of our second distribution center in mid-fiscal year 2014. The remaining $0.6 million reduction in expense is attributable to closing one existing store in fiscal year 2015 as compared to closing two existing stores and relocating one store in fiscal year 2014.

Interest Expense, Net

Interest expense, net for fiscal year 2015 decreased $1.2 million to $3.8 million compared to $5.0 million in fiscal year 2014. This decrease was primarily the result of the $15.0 million early payment of the senior term loan in November 2014 and the term loan refinancing in June 2015 which resulted in a 225 basis point reduction of the interest rate.

Loss on Extinguishment of Debt

The loss on extinguishment of debt for fiscal year 2015 of $2.0 million was the result of extinguishing in full the senior term loan with Cerberus Business Finance, LLC. The loss on extinguishment of debt includes the write off of deferred financing fees of $1.7 million and related to the extinguishment of the senior term loan during the second quarter of fiscal year 2015, as well as a $0.3 million prepayment penalty.

Loss Before Taxes

The loss before taxes for fiscal year 2015 was $7.1 million compared to the loss before taxes of $5.9 million in fiscal year 2014.

Income Tax Benefit

The income tax benefit for fiscal year 2015 was $2.8 million compared to income tax benefit of $2.5 million in fiscal year 2014. The effective income tax rate for fiscal year 2015 was 39.0% compared to an effective income tax rate of 41.4% for fiscal year 2014. The effective rate in fiscal year 2015 differed from the federal enacted rate of 35% primarily due to federal tax credits and the impact of nondeductible expenses. The effective income tax rate for fiscal year 2015 differed from fiscal year 2014 primarily due to lower federal tax credits. The state tax rate was 0.1% in fiscal year 2015 and fiscal year 2014 due to taxable income generated in entities that have separate state filing requirements despite a consolidated taxable loss.

Net Loss

Net loss for fiscal year 2015 was $4.3 million compared to net loss of $3.5 million for fiscal year 2014. As a percentage of net sales, the net loss was (0.7%) of net sales for fiscal year 2015 compared to net loss was (0.5%) of net sales for fiscal year 2014.

Fiscal Year 2014 Compared to Fiscal Year 2013

Net Sales

Net sales for fiscal year 2014 increased $15.1 million, or 2.4%, to $634.6 million as compared to $619.6 million for fiscal year 2013. This increase was primarily the result of a $43.1 million increase in non-comparable store sales due to the opening of six new stores in fiscal year 2014 and ten new stores in fiscal year 2013. Comparable store sales decreased $28.0 million, or 4.8%. The 4.8% comparable store sales decrease for fiscal year 2014 compares to the 7.4% comparable store sales decrease we incurred for fifty-two week fiscal year 2013 ended February 1, 2014. The comparable store sales decrease was primarily due to a mid-single digit decrease in comparable store guest traffic, which led to a mid-single digit decrease in comparable transactions, partially offset by a low single digit increase in the average sale per transaction. We rolled out our guest loyalty program to all stores in May 2013, which contributed to an improvement in the average sale per transaction in fiscal year 2014. We also experienced a slight increase in comparable sales conversion primarily driven by improved traffic in the fourth quarter of fiscal year 2014. From a major merchandising category perspective, Apparel incurred a low single digit comparable store sales decrease for fiscal year 2014, led by a mid-single digit increase in our women’s apparel business, while Home Fashions, Accessories and Fragrances incurred mid-single digit comparable store sales decreases for fiscal year 2014.

We believe that the recent decline in comparable store sales, which began in the fourth quarter of fiscal year 2012, is primarily the result of our merchandising selection and pricing strategies. Comparable store sales were also negatively impacted in fiscal year 2014 by the reduction in merchandise receipts to right size our merchandise inventory levels. Initiatives that we completed in fiscal year 2014 and continue to work on in fiscal year 2015 include several merchandising sales growth strategies focused on injecting breadth, diversity and value into our product selection across a number of our Apparel and Home Fashions businesses, revitalizing the presentation of merchandise and the shopping experience for our guests and modifying our marketing strategy to focus on our merchandise and value proposition while leveraging our loyalty program. In addition, we plan to launch our eCommerce operation in fiscal year 2015 as an additional channel to service our guests while driving traffic into our stores with our guest loyalty program. We believe these initiatives will lead to improved comparable store sales performance in fiscal year 2015 and beyond.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for fiscal year 2014 increased $0.8 million, or 10.0%, to $8.6 million as compared to $7.8 million for fiscal year 2013 primarily due to new store growth and an increase in sales of footwear in our comparable stores.

Gross Profit

Gross profit, which includes license fees from leased departments, for fiscal year 2014 increased $2.4 million, or 0.9%, to $264.3 million as compared to $261.9 million in fiscal year 2013. Gross profit margin for fiscal year 2014 decreased 60 basis points to 41.7% of net sales as compared to 42.3% of net sales for fiscal year 2013. Of this decrease, approximately 70 basis points was due to a lower mark-up on merchandise purchases. This decrease in gross profit margin was partially offset by a 10 basis point decrease in markdowns as a percentage of sales during fiscal year 2014 as compared to fiscal year 2013. In the second quarter of fiscal year 2014, we took additional permanent markdowns to address our aged clearance inventory levels strained by poor sales performance which improved our inventory position heading into the back to school and holiday seasons. In the fourth quarter of fiscal year 2014, we reduced the level of promotional markdowns compared to fiscal year 2013 and reinvested in permanent markdowns, consistent with our strategy of clearing current, slower moving merchandise in season. We believe this strategy improves our inventory position leading into fiscal year 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal year 2014 increased $18.1 million, or 7.3%, to $265.3 million as compared to $247.1 million for fiscal year 2013. As a percentage of net sales, selling, general and administrative expenses for fiscal year 2014 increased to 41.8% as compared to 39.9% for fiscal 2013. The 190 basis point increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher store level expenses, higher distribution center expenses and higher corporate expenses associated with the decrease in comparable store sales, as well as higher depreciation and amortization expense. Distribution center expenses were also impacted by higher rent, utilities and management payroll expenses associated with the second distribution center and higher delivery charges associated with changes in capitalized freight as inventory declined during the year. Corporate expenses were also negatively impacted by non-recurring compensation costs related to the retirement of our former Chief Executive Officer (“CEO”) and our former Chief Merchandising Officer (“CMO”) during the first half of fiscal year 2014 and the hiring of a new CEO and CMO in the second half of fiscal year 2014, as well as rent expense associated with our new corporate headquarters that we moved into in early fiscal year 2014.

Store expenses increased $6.7 million in fiscal year 2014 as compared to fiscal year 2013. This increase was primarily due to increased rent and real estate costs, maintenance, utilities, payroll and benefits and information technology expenses associated with new store growth, as well as a $0.4 million loss on the retirement of store fixtures that were replaced during the year, as well as fixed assets associated with stores closed in fiscal year 2014. Store expenses were 25.7% of net sales in fiscal year 2014 compared to 25.3% of net sales in fiscal year 2013 with the increase primarily resulting from higher rent and real estate costs and higher maintenance expenses as a percentage of net sales associated with a decrease in comparable store sales and the loss on retirement of store fixtures that were replaced in fiscal year 2014.

The $4.6 million increase in distribution center expenses was primarily the result of higher rent, utilities and management payroll expenses of $1.9 million associated with the second distribution center that opened at the end of the second quarter of fiscal year 2014. We also incurred higher payroll and benefit costs of $1.5 million as we utilized temporary labor due to logistics inefficiencies associated with the transition to a multi-distribution center environment. In addition, we incurred higher outbound freight delivery charges of $1.1 million due to changes in capitalized freight associated with lowering inventory levels during fiscal year 2014. Distribution center expenses increased to 4.4% of net sales in fiscal year 2014 compared to 3.7% of net sales in fiscal year 2013 primarily due to higher rent, utilities and management payroll associated with the second distribution center, as well as higher delivery charges associated with releasing capitalized freight charges and higher payroll as a percentage of net sales associated with a decrease in comparable store sales.

Depreciation and amortization expense increased $3.9 million, or approximately 60 basis points as a percentage of net sales, in fiscal year 2014 as compared to fiscal year 2013 due to increased property additions associated with new store openings, the new distribution center, the new corporate headquarters and investments in upgrading our information technology systems. We expect to continue to experience deleveraging in fiscal year 2015 primarily as a result of a full year of depreciation on the new distribution center as compared to the last half of fiscal year 2014.

Corporate expenses increased $3.6 million in fiscal year 2014 as compared to fiscal year 2013 primarily due to expenses of $1.6 million associated with the retirement of our former CEO and our former CMO in the first half of fiscal year 2014 and the hiring of our new CEO and CMO in the second half of fiscal year 2014, as well as a $1.1 million increase in rent expense associated with the move to our new corporate headquarters in the first quarter of fiscal year 2014. Payroll costs increased $1.0 million for the addition of new staff positions to support our growth and merit compensation increases, partially offset by a decrease in share-based compensation expense associated with the former CEO’s and CMO’s separations in fiscal year 2014 and a change in the estimated forfeiture rate of share-based awards in the first quarter of fiscal year 2014 due to higher actual forfeiture rates than estimated. Benefit expenses were higher by $0.4 million primarily due to matching contributions to our 401(k) savings plan, which were suspended in fiscal year 2013 but reinstated in fiscal year 2014. These increases were partially offset by lower information technology professional services expenses of $0.5 million. Corporate expenses were 6.1% of net sales in fiscal year 2014 compared to 5.7% of net sales in fiscal year 2013 with the increase primarily resulting from expenses associated with our former CEO’s and CMO’s separations and the hiring of our new CEO and CMO, higher rent expense associated with our new corporate headquarters and higher payroll and benefit expenses as a percentage of net sales associated with a decrease in comparable store sales.

Pre-opening and closing expenses decreased $0.3 million, or approximately 10 basis points as a percentage of net sales, in fiscal year 2014 as compared to fiscal year 2013 as we opened six new stores in fiscal year 2014 as compared to the opening of ten new stores fiscal year 2013. In fiscal year 2014, we incurred expenses associated with relocating an existing store and closing two existing stores compared to no store closures in fiscal year 2013. We also incurred approximately $0.7 million of pre-opening expenses in fiscal year 2014 associated with the opening of our second primarily distribution center at the end of the second quarter of fiscal year 2014.

Advertising expenses decreased $0.3 million, or 10 basis points as a percentage of net sales, in fiscal year 2014 as compared to fiscal year 2013 primarily as a result of lower television expenses, partially offset by higher expenses associated with e-mail and other promotional advertising primarily directed towards our loyalty guests, higher marketing expenses for new stores and higher preprint expenses. We refined our marketing efforts in fiscal year 2014 to help increase traffic in our stores and to drive comparable store sales. Advertising expenses were 2.9% of net sales in fiscal year 2014 compared to 3.0% in fiscal year 2013, with the decrease primarily associated with a decrease in promotional advertising in the fourth quarter and an increase in net sales.

Interest Expense, Net

Interest expense, net for fiscal year 2014 increased $2.5 million to $5.0 million compared to $2.5 million in fiscal year 2013. This increase was primarily the result of interest expense, including the amortization of deferred financing fees, related to the $45.0 million senior term loan that we entered into on August 27, 2013, as amended, as well as an increase in average borrowings on our revolving line of credit from $4.0 million during fiscal year 2013 to $9.5 million during fiscal year 2014.

Income / (Loss) Before Taxes

The loss before taxes for fiscal year 2014 was $5.9 million compared to income before taxes of $12.3 million in fiscal year 2013. As a percentage of net sales, the loss before taxes was (0.9%) of net sales for fiscal year 2014 compared to income before taxes of 2.0% of net sales in fiscal year 2013.

Income Tax (Expense) / Benefit

The income tax benefit for fiscal year 2014 was $2.5 million compared to income tax expense of $4.3 million in fiscal year 2013. The effective income tax rate for fiscal year 2014 was 41.4% compared to an effective income tax rate of 34.9% for fiscal year 2013. The effective rate differed from the federal enacted rate of 35% primarily due to federal tax credits and state taxes, net of federal benefits. The effective income tax rate for 2014 is higher due to the dollar amount of the federal tax credits being a larger percentage of the loss in fiscal year 2014 compared to a larger income base in fiscal year 2013. The state tax rate is lower in fiscal year 2014 due to taxable income generated in entities that have separate state filing requirements despite a consolidated taxable loss. Additionally, not all of our taxable income in fiscal year 2013 was subject to the 35% federal tax bracket based upon the Company’s lower taxable income.

Net Income / (Loss)

Net income for fiscal year 2014 decreased $11.5 million to a net loss of $3.5 million compared to net income of $8.0 million for fiscal year 2013. As a percentage of net sales, the net loss was (0.5%) of net sales for fiscal year 2014 compared to net income of 1.3% in fiscal year 2013.

Seasonality

Our business is subject to seasonal fluctuations, which are typical of retailers that carry a similar merchandise offering. A disproportionate amount of our sales and net income are realized during the fourth quarter, which includes the holiday selling season. In fiscal years 2015, 2014 and 2013, respectively, 31.7%, 32.1%, and 32.3% of our net sales were generated in the fourth quarter. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving and Christmas and regional fluctuations for events such as sales tax holidays.

Liquidity and Capital Resources

Our primary ongoing cash requirements are for operating expenses, inventory, new store capital investments, investments in our information technology, including our eCommerce operations which were launched at the end of the second quarter of 2015 and the replacement of our existing point-of-sale system beginning in 2016, capital expenditures for existing store improvements and investments in our distribution centers, as well as debt service. Our typical investment in a new store is approximately $1.2 million, which represents pre-opening expenses of $0.3 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.2 million have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores.

Our working capital at January 30, 2016 increased $2.4 million, or 12.3%, to $21.8 million compared to working capital of $19.4 million at January 31, 2015.

Total long-term debt increased from $41.3 million at January 31, 2015 to $46.8 million at January 30, 2016, primarily due to higher borrowings on our line of credit facility. On August 26, 2013, the Company entered into a five year, $45.0 million senior term loan with Cerberus Business Finance, LLC (“Cerberus”) as amended on November 14, 2014, to fund a portion of the $69.9 million special cash dividend payment declared in 2013. The remainder of the special cash dividend payment was funded by cash from operations. The Company paid down $15.0 million of principal on the senior term loan on November 17, 2014. On June 29, 2015, this senior term loan was extinguished in full with proceeds from a new $30.0 million secured term loan facility provided by Wells Fargo Bank, National Association (“Wells Fargo”), as arranger and administrative agent for the lenders, pursuant to the Joinder and Eighth Amendment to Loan, Guaranty and Security Agreement (“Eighth Amendment”) dated June 29, 2015. The majority of the secured term loan principal is due on the maturity date of June 28, 2020, with quarterly principal payments of $0.4 million through the maturity date. Principal payments on our secured term loan will be funded with cash from operations and, if necessary, borrowings under our $80.0 million revolving line of credit facility.

The Company paid a prepayment penalty of $0.3 million related to the Cerberus senior term loan early extinguishment during the second quarter of fiscal year 2015, which was equal to 1.0% of the outstanding principal balance at the time of the payoff of the Cerberus senior term loan. The revolving line of credit facility with Well Fargo, as amended on June 29, 2015 with the Eighth Amendment, includes a 1.0% early termination fee payable if the facility is terminated prior to November 14, 2016. The June 29, 2015 amendment also extended the maturity date of the revolving line of credit facility from August 27, 2018 to June 28, 2020.

The Eighth Amendment to the debt agreement with Wells Fargo changed the minimum excess availability requirements and certain negative and affirmative covenant requirements. The amendment established a term loan borrowing base to govern the term loan facility in addition to the revolving loan borrowing base that governs the revolving line of credit facility. We were in compliance with all of our debt covenants as of January 30, 2016.

There were $17.0 million of borrowings outstanding under our revolving line of credit facility at January 30, 2016, as compared to $11.0 million of borrowings outstanding under our revolving line of credit facility at January 31, 2015. Cash and cash equivalents were $7.0 million and $7.6 million at January 30, 2016 and January 31, 2015, respectively. Net cash provided by operating activities was $8.6 million for fiscal year 2015 compared to net cash provided by operating activities of $45.2 million in fiscal year 2014. Average borrowings under our revolving line of credit facility increased to $19.6 million in fiscal year 2015 from $9.5 million fiscal year 2014, in part due to the $15.0 million of principal paid on our senior term loan in November 2014. The largest amount borrowed at one time during fiscal year 2015 was $43.3 million in the fourth quarter when our working capital needs peaked for the holiday season, compared to $35.6 million during the fourth quarter of fiscal year 2014. Average availability under our revolving line of credit facility was $52.0 million in fiscal year 2015 compared to $57.9 million in fiscal year 2014 due to the increase in average borrowings under the revolving line of credit facility in fiscal year 2015. Stockholders’ equity was $34.9 million as of January 30, 2016 compared to $38.5 million as of January 31, 2015.

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

Capital Expenditures

Net capital expenditures during fiscal year 2015 and fiscal year 2014 were $13.7 million and $30.8 million, respectively. Net capital expenditures during fiscal year 2014 included $11.1 million of non-recurring capital expenditures for our second distribution center which opened in the second quarter of fiscal year 2014 and our corporate headquarters which opened in the first quarter of fiscal year 2014. Additionally, there were six new stores opened and one store closed during fiscal year 2015 compared to six new stores, one relocated store, and two stores closed during fiscal year 2014.

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

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Year Ended January 30, 2016	Year Ended January 31, 2015	Year Ended February 1, 2014
		(in 000’s)
Cash flows provided by operating activities	$8,606	$45,180	$20,815
Cash flows used in investing activities	(13,638)	(30,686)	(36,321)
Cash flows provided by / (used in) financing activities	4,367	(12,619)	(19,559)

Increase (decrease) in cash and cash equivalents	(665)	1,875	(35,065)
Cash and cash equivalents, beginning of period	7,634	5,759	40,824

Cash and cash equivalents, end of period	$6,969	$7,634	$5,759

Cash Flows from Operating Activities

2015 versus 2014 – Operating cash flows of $8.6 million in fiscal year 2015 included the net loss of $4.3 million and non-cash charges of $20.6 million primarily related to $16.7 million in depreciation and amortization expense, the write-off of deferred financing fees of $1.7 million, $1.0 million of share-based compensation expense, loss on the retirement/disposal of property and equipment of $0.7 million, $0.5 million of amortization of deferred financing fees, and $0.3 million of changes in deferred income taxes, partially off-set by $0.3 million of a deferred tax asset shortfall related to share-based compensation expense. Net cash provided by operating activities in fiscal year 2015 was favorably impacted by a $3.6 million decrease in the accounts, landlord and income taxes receivable primarily due to receipt of income tax refunds, $2.0 million increase in accounts payable due to new store growth and the timing of inventory purchases. Other items that favorably impacted operating cash flows include a decrease in prepaid and other current assets of $0.4 million primarily due to the timing of insurance renewals and new store growth and a decrease in accrued expenses and other liabilities of $0.3 million. Operating cash flows were reduced by a $12.1 million increase in merchandise inventories related to the five net new stores that opened during fiscal year 2015, the launch of eCommerce operations in mid-fiscal year 2015 and a decrease in deferred rent of $1.9 million.

Net cash provided by operating activities in fiscal year 2015 was $8.6 million compared to $45.2 million for fiscal year 2014, a $36.6 million decrease. Operating cash flows in fiscal year 2015 were lower by $19.7 million as compared to fiscal year 2014 due to changes in accounts payable with only a $2.0 million increase in accounts payable in fiscal year 2015 compared to a $21.8 million increase in accounts payable in fiscal year 2014 due to new store growth, the addition of a second distribution center in fiscal year 2014 and the timing of inventory purchases. Operating cash flows in fiscal year 2015 were also lower by $12.3 million due to an increase in merchandise inventories in fiscal year 2015 compared to fiscal year 2014 due primarily to the addition of new stores and the launch of our eCommerce operations, the timing of merchandise inventory receipts and higher average merchandise inventories per store. Deferred rent provided $5.6 million less of net operating cash flow in fiscal year 2015 compared to fiscal year 2014 due to fewer new store openings and timing of receipt of tenant improvement allowances from landlords in fiscal year 2015. Additionally, accrued expenses and other liabilities also provided $4.4 million less of operating cash flow in fiscal year 2015 partially due to costs associated with the second distribution center and the net loss was $0.9 million higher in fiscal year 2015 than fiscal year 2014. These decreases in cash flows from operating activities were partially offset by $6.3 million changes in accounts, landlord and income tax receivables primarily due to the collection income tax refunds in fiscal year 2015.

2014 versus 2013 – Operating cash flows of $45.2 million in fiscal year 2014 included the net loss of $3.5 million and non-cash charges of $20.8 million primarily related to $13.7 million in depreciation and amortization expense, $6.0 million of changes in deferred income taxes, $0.6 million of amortization of deferred financing fees, a loss on the retirement/disposal of property and equipment of $0.4 million, $0.4 million of share-based compensation expense, and a reduction to noncash charges of $0.3 million for a deferred tax asset shortfall related to share-based compensation. Net cash provided by operating activities in fiscal year 2014 was favorably impacted by a $21.8 million increase in accounts payable due to enhanced cash management, new store growth, the addition of a second distribution center in fiscal year 2014 and the timing of inventory purchases. Other items that favorably impacted operating cash flows include a $4.7 million increase in accrued expenses and other liabilities primarily due to an increase in new store activity for the six new stores opened in fiscal year 2014 and guest loyalty rewards earned but not yet redeemed as the number of loyalty guests grew significantly since the launch of the program in May 2013 and a $3.8 million increase in deferred rent associated with the six new stores opened in fiscal year 2014 and three of the six new stores we opened in fiscal year 2015. Operating cash flows were also favorably impacted by a $0.2 million decrease in merchandise inventories primarily associated with a decrease in comparable and average store inventories and a $0.1 million decrease in prepaid expenses and other current assets. Operating cash flows were reduced by a $2.7 million increase in accounts, landlord and income taxes receivable primarily due to a $4.7 million increase in income taxes receivable associated with federal bonus depreciation on our property and equipment placed in service in fiscal year 2014 and the income tax benefit related to our loss before taxes in fiscal year 2014. The increase in accounts, landlord and income taxes receivable was reduced by a $3.2 million decrease in landlord receivables related to tenant improvement allowances associated with new store growth as fewer new stores were opened in fiscal year 2014 compared to fiscal year 2013, partially offset by a $1.2 million increase in accounts receivable. Operating cash flows were also reduced by a $0.1 million increase in other assets.

Net cash provided by operating activities in fiscal year 2014 was $45.2 million compared to $20.8 million for fiscal year 2013, a $24.3 million increase. The primarily driver of the increase in operating cash flows in fiscal year 2014 as compared to fiscal year 2013 was the $0.2 million decrease in merchandise inventories in fiscal year 2014 compared to the $16.7 million increase in merchandise inventories in fiscal year 2013 resulting from the deterioration in our financial performance and significant aged clearance inventory levels at the end of fiscal year 2013. Another significant driver of the increase in operating cash flows was an increase in accounts payable in fiscal year 2014 of $21.8 million in fiscal year 2014 versus an $8.4 million increase in fiscal year 2013 associated with enhanced cash management practices implemented in fiscal year 2014. These increases in operating cash flows in fiscal year 2014 as compared to fiscal year 2013 were partially offset by the decrease in net income (loss) from net income of $8.0 million in fiscal year 2013 to a net loss of $3.5 million in fiscal year 2014. The decrease in new store openings in fiscal year 2014 as compared to fiscal year 2013 also led to lower operating cash flows related to deferred rent in fiscal year 2014 as compared to fiscal year 2013.

Cash Flows from Investing Activities

2015 versus 2014 – Net cash used in investing activities during fiscal year 2015 was $13.6 million compared to $30.7 million in fiscal year 2014, a decrease of $17.1 million. Cash of $17.3 million and $42.9 million was used for purchases of property and equipment during fiscal years 2015 and 2014, respectively. Decreases in net cash used in investing activities for fiscal year 2015 as compared to fiscal year 2014 are impacted by non-recurring property and equipment additions of $11.1 million in fiscal year 2014 related to the opening of our second distribution center in August 2014 and our new corporate headquarters that we moved into during March 2014. Cash proceeds from sale-leaseback transactions, which are related to real estate for new store construction where the Company was deemed the accounting owner of this property during the new store construction period pursuant to the underlying lease agreement, were $3.7 million in fiscal year 2015 as compared to $12.1 million in fiscal year 2015, an $8.4 million decrease, due the timing the cash receipts of new store tenant improvement allowances from landlords as well as there being less landlord built new stores in fiscal year 2015 versus fiscal year 2014. These decreases were partially offset by additional investments in information technology primarily related to our eCommerce launch in mid-fiscal year 2015 and investments in our point-of-sale and customer relationship management system implementation planned for fiscal year 2016.

Proceeds from sale-leaseback transactions were $3.7 million and $12.1 million in fiscal year 2015 and 2014, respectively, where the Company was deemed the accounting owner of the property and equipment during the new store construction period pursuant to the underlying lease agreement. The decrease in cash generated from proceeds from sale-leaseback transactions primarily resulted from the timing of receipt of payments from landlords, as well as less new stores in fiscal year 2015 subject to sale-leaseback accounting as compared to fiscal year 2014.

Capital expenditures, net of proceeds from the sale-leaseback of real estate related to new store construction, of $12.0 million to $14.0 million are planned for fiscal year 2016 for investments in information technology systems, fixtures and store improvements for certain of our existing stores and, equipment for our distribution center and for the five new stores planned to open in fiscal year 2016. Investments in information technology systems include those associated with the launch of our eCommerce operations during mid-fiscal year 2015 and the implementation of a new point-of-sale system in fiscal year 2016.

2014 versus 2013 – Net cash used in investing activities during fiscal year 2014 was $30.7 million compared to $36.3 million in fiscal year 2013. Cash of $42.9 million and $60.1 million was used for purchases of property and equipment during fiscal year 2014 and 2013, respectively. Cash used in investing activities related primarily to $27.3 million invested in new and existing stores during fiscal year 2014. Of the $27.3 million, $15.9 million was invested in the six new stores opened and one store relocated during fiscal year 2014, $5.8 million was used for new stores that are opening in fiscal year 2015, and the remaining $5.6 million was used for fixtures and store improvements for existing stores. This compares to $39.1 million invested in new and existing stores during fiscal year 2013, of which $26.3 million was invested in the ten new stores opened during fiscal year 2013, $5.7 million was used for new stores that opened in fiscal year 2014 and the remaining $7.2 million was used for fixtures and store improvements for existing stores. The decrease in cash invested in new store openings to $15.9 million in fiscal year 2014 compared to $26.3 million in fiscal year 2013 primarily resulted from six new store openings in fiscal year 2014 compared to ten new store openings in fiscal year 2013. The decrease in cash invested in fixtures and store improvements for existing stores to $5.6 million in fiscal year 2014 compared to $7.2 million in fiscal year 2013 resulted from a decrease in the number of remodel projects completed in fiscal year 2014 as compared to fiscal year 2013.

The decrease in cash used in investing activities in fiscal year 2014 as compared to fiscal year 2013 also resulted from a decrease in cash invested in the second distribution center that opened in the second quarter of fiscal year 2014, which decreased from $13.4 million in fiscal year 2013 when construction of the second distribution center began to $8.5 million in fiscal year 2014, and a decrease in cash invested in furniture, fixtures and equipment related to our new corporate headquarters, which we moved into during the first quarter of fiscal year 2014, from $3.2 million in fiscal year 2013 to $2.5 million in fiscal year 2014. Existing distribution center improvements also decreased from $0.8 million in fiscal year 2013 to $0.2 million in fiscal year 2014. These decreases in cash used in investing activities in fiscal year 2014 as compared to fiscal year 2013 were partially offset by an increase in investments in information technology equipment and software, which were $4.3 million in fiscal year 2014 compared to $3.6 million in fiscal year 2013, with the increase primarily relating to technology improvements made in our retail stores in fiscal year 2014.

Proceeds from sale-leaseback transactions were $12.1 million and $23.8 million in fiscal year 2014 and 2013, respectively, where the Company was deemed the accounting owner of the property and equipment during the new store construction period pursuant to the underlying lease agreement. The decrease in cash generated from proceeds from sale-leaseback transactions primarily resulted from fewer new store openings in fiscal year 2014 as compared to fiscal year 2013.

Net cash used in investing activities in fiscal year 2014 also includes $0.1 million of cash received primarily from the sale of store fixtures that were replaced during the period and $39 thousand of insurance proceeds related to casualty claims for damages to an existing store.

Cash Flows from Financing Activities

2015 versus 2014 – Net cash provided by financing activities was $4.4 million in fiscal year 2015 compared to net cash used in financing activities of $12.6 million in fiscal year 2014. Borrowings and repayments on our revolving line of credit facility were $222.6 million and $216.6 million, respectively, during fiscal year 2015, compared to $211.4 million and $207.6 million, respectively, during fiscal year 2014. Cash proceeds of $30.0 million were received from the new Wells Fargo secured term loan that were used to extinguish the Cerberus senior term loan in full during the second quarter of 2015. Cash of $30.4 million was used during fiscal year 2015 for payment of long term debt including the Cerberus senior term loan payoff of $29.2 million and the quarterly principal payments of term debt during fiscal year 2015. Cash of $0.9 million was paid for debt financing fees during fiscal year 2015 related to the Eighth Amendment to the loan agreement effective June 29, 2015. Additionally, during fiscal year 2015, the Company paid a prepayment penalty of $0.3 million, which was equal to 1.0% of the outstanding principal balance of the Cerberus senior term loan on the early extinguishment of debt. Dividends of $34 thousand were paid on restricted stock that vested in fiscal year 2015 related to the $69.9 million special cash dividend declared in August 2013. Proceeds of $31 thousand were received in connection with the exercise of stock options during fiscal year 2015.

2014 versus 2013 – Net cash used by financing activities was $12.6 million in fiscal year 2014 compared to $19.6 million in fiscal year 2013. The Company received cash from a $45.0 million senior term loan entered into on August 27, 2013. Principal payments of $15.6 million were made on the senior term loan during fiscal year 2014, including an additional $15.0 principal payment made in November 2014. Cash of $0.1 million and $0.2 million was used during fiscal years 2014 and 2013, respectively, for payments on capital lease and financing agreements. Dividends of $0.1 million were paid in fiscal year 2014 on restricted stock that vested in fiscal year 2014 related to the special cash dividend declared in August 2013. Borrowings and repayments on the revolving line of credit facility were $211.4 million and $207.6 million, respectively, during fiscal year 2014, as the borrowings outstanding on the revolving line of credit facility increased from $7.3 million at February 1, 2014 to $11.0 million at January 31, 2015. Borrowings and repayments on the revolving line of credit facility during fiscal 2013 were $62.0 million and $54.7 million, respectively. Cash of $0.7 million was paid for debt issuance costs during fiscal year 2014 related to the amendment of the senior term loan in June 2014 and November 2014 and the amendment of the revolving line of credit facility in November 2014, while cash of $2.0 million was paid for debt issuance costs during fiscal 2013 related to the $45.0 million senior term loan and the refinancing of the revolving line of credit facility in August 2013. Cash of $15 thousand and $0.1 million was used for the repurchase of common stock in fiscal years 2014 and 2013, respectively, for withholding taxes on vested restricted stock. Proceeds of $0.1 million were received during fiscal 2013 in connection with the exercise of stock options.

Existing Credit Facilities

Gordmans, Inc. is the borrower under a loan, guaranty and security agreement dated as of February 20, 2009, as amended June 29, 2015, with Wells Fargo Bank, National Association as agent and a lender and with certain other lender parties thereto from time to time. Gordmans Stores, Inc., Gordmans Intermediate Holdings Corp., Gordmans Distribution Company, Inc., Gordmans Management Company, Inc. and Gordmans LLC are all guarantors under the loan agreement. The description which follows includes the terms of the Eighth Amendment to the loan agreement, which became effective June 29, 2015 (the “Eighth Amendment”).

The loan, guaranty and security agreement provides for an $80.0 million revolving line of credit facility, subject to increase by the Company up to $100.0 million. Our revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on June 28, 2020. At January 30, 2016, we had $17.0 million of borrowings outstanding under our revolving line of credit facility as compared to outstanding borrowings of $11.0 million at January 31, 2015. The availability of our revolving line of credit facility is subject to a borrowing base, which is comprised of eligible credit card receivables and the liquidation value of eligible landed inventory, eligible distribution center inventory and eligible in-transit inventory. The

Company is required to maintain minimum excess availability under the revolving line of credit facility of at least $20.0 million, the calculation of which now includes up to $3.0 million of unrestricted cash. Excess availability under our revolving line of credit facility was $59.3 million at January 30, 2016 and included letters of credit issued with an aggregate face amount of $6.7 million. There were borrowings under the facility of an aggregate of $222.6 million during fiscal year 2015 and repayments of $216.6 million during fiscal year 2015.

Interest is payable on borrowings under our revolving line of credit facility monthly at a rate equal to LIBOR or the base rate as selected by management, plus an applicable margin which ranges from 0.75% to 2.00% set quarterly dependent upon whether excess availability is less than or greater than $40.0 million. Borrowings under this facility bore interest at a rate of 4.25% under the base rate option at January 30, 2016.

An unused line fee is payable quarterly in an amount equal to 0.25% of the sum of the average daily unused revolver amount during the immediately preceding month plus the average daily balance of the letter of credit usage during the immediately preceding month. An administrative agent fee is also payable under the facility on an annual basis.

The revolving line of credit facility has a first lien on all collateral other than term loan priority collateral and a second lien on the term loan priority collateral, as defined in the Eighth Amendment.

On August 27, 2013, Gordmans, Inc. entered into a $45.0 million senior term loan, as amended November 14, 2014, with Cerberus Business Finance, LLC. This senior term loan with Cerberus was extinguished in full on June 29, 2015 with the proceeds from the new $30.0 secured term loan established by the Eighth Amendment.

The new secured term loan matures on the same date as the revolving line of credit facility and has principal payments of $0.4 million due on a quarterly basis beginning in October 2015 through the maturity date, with the remaining principal due on the maturity date of June 28, 2020. The Company may repay at any time all or a portion of the outstanding principal amount of the secured term loan facility, subject to a prepayment premium equal to 3.0% in the first year, 1.5% in the second year, 0.5% in the third year and 0.0% thereafter. The term loan carries an interest rate equal to the LIBOR rate plus 6.25% with a floor of 1.0%. The interest rate on the term loan was 7.25% at January 30, 2016 which compares to the Cerberus senior term loan interest rate of 9.5% at January 31, 2015. The term loan is secured by the same collateral as the revolving line of credit facility but has a priority lien on real estate, fixtures, equipment, intellectual property and books, records, permits, licenses, insurance, in each case related to term loan priority collateral, and proceeds thereof and a second lien on the revolving priority collateral, as defined in the Eighth Amendment.

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

As of January 30, 2016, the Company was in compliance with all of its debt covenants and expects to be in compliance with all of its debt covenants for measurement periods occurring through the remainder of fiscal 2016.

We also entered into two financing arrangements to purchase computer hardware and software during fiscal year 2014. The Company’s remaining obligation under the financing arrangements was $0.7 million at January 30, 2016 and $0.8 million at January 31, 2015.

Contractual Obligations and Off-Balance-Sheet Arrangements

As noted on the following table, we had contractual obligations and commitments as of January 30, 2016 that may affect our financial condition. However, management believes that there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the our financial condition, results of operations, or cash flows. Other than the letters of credit set forth in the table below, we did not have any off-balance-sheet arrangements as of January 30, 2016. Letters of credit are entered into with certain of our vendors and Wells Fargo Bank, N.A. with terms that are financially and operationally beneficial to both parties primarily related to certain vendor financing partners and insurance providers for self-insurance reserves. The following table summarizes our contractual obligations and commitments as of January 30, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in 000’s)
Contractual Obligations:
Capital leases(1)	$702	$192	$384	$126	$—
Operating leases(2)(3)	364,690	56,740	107,365	87,485	113,100
Senior term loan(4)	37,476	3,783	7,183	26,510	—
Revolving line of credit	17,000	—	—	17,000	—
Letters of credit	6,701	6,701	—	—	—
Purchase orders(5)	91,671	91,671	—	—	—

Total	$518,240	$159,087	$114,932	$131,121	$113,100

(1)	Includes principal and interest payments on capital lease obligations.

(2)	Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds, but are not included in operating lease obligations. Three retail stores with provisions for additional contingent rent exceeded the applicable sales thresholds in fiscal year 2015. Contingent rent was $0.2 million in fiscal year 2015.

(3)	Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 37% of lease expense for our retail stores in fiscal year 2015.

(4)	Includes $29.2 million of principal payments and $8.3 million of interest payments on the senior term loan. Interest is calculated using the interest rate of 7.25% at January 30, 2016.

(5)	Purchase orders consist of open purchase orders for merchandise, net of receipts already received on those orders. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.

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

Revenue Recognition

Revenue is recognized at the point-of-sale when payment is received and the guest takes possession of the merchandise, net of estimated returns and allowances and exclusive of sales tax. Sales from eCommerce are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer, net of estimated returns and allowances. Shipping fees charged to customers are included in revenue and eCommerce shipping costs are included in selling, general and administrative expenses. License fees from leased departments represent a percentage of total footwear and maternity sales due to the licensing of the footwear and maternity businesses to third parties. Footwear and maternity sales under these licensing arrangements are not included in net sales, but are included separately on the statement of operations. Layaway sales are deferred until the final sales transaction has been completed. Sales of gift cards are deferred until they are redeemed for the purchase of our merchandise. Income from unredeemed gift cards is recorded when the likelihood of redemption becomes remote, which has been determined to be three years from the date of issuance, based on historical redemption patterns that are not expected to change significantly in the future. The Company reserves for estimated merchandise returns based on historical experience and various other assumptions that we believe to be reasonable. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. A significant increase in merchandise returns could have a materially unfavorable impact on our results of operations. We similarly record a liability on our balance sheet for merchandise credits issued to guests in exchange for merchandise returns and recognize this revenue upon the redemption of the merchandise credits.

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

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances, such as decisions to close a store, significant changes in the condition or utilization of assets, or significant operating losses, indicate that the carrying amounts of such assets may not be recoverable. Significant judgment is involved in projecting the cash flows of individual stores, which involve a number of factors including historical trends, recent performance, general economic assumptions, and estimated future cash flows. If such a review indicates that the carrying amounts of long-lived assets are not recoverable, we reduce the carrying amounts of such assets to their fair values. We have not historically experienced any significant impairment of long-lived assets, although any significant impairment of long-lived assets could have a materially unfavorable impact on our results of operations and on our balance sheet.

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

Share-Based Compensation

We recognize all share-based payments to employees in the consolidated statements of operations based on the grant date fair value of the award for those awards that are expected to vest. Forfeitures of awards are estimated at the time of grant based on historical experience and revised appropriately in subsequent periods if actual forfeitures differ from those estimates. Forfeiture rates are reviewed and revised as necessary based on actual forfeiture rates and expected future forfeitures on awards. We utilize the Black-Scholes option valuation model to calculate the value of each stock option. Given the Company’s shares or options have not been publicly traded for a period equal to the option term, the Company determined that it was not practical to use the historical volatility of its share price as the sole estimate of volatility. The Company accounts for equity share options based on the Black-Scholes option valuation model using a weighted-average of the historical volatility of the Company’s share price and the historical volatility of an appropriate industry sector index. The expected term of the options represents the period of time until exercise or termination and, for grants beginning in fiscal 2011, is estimated using the simplified method, or the average of the vesting period and the original contractual term, as it is not practical to use our historical experience to estimate the expected term as our shares have not been publicly traded for a significant period of time equal to the option term. The dividend yield was assumed to be 0.0% to 2.0% based on historical and expected dividend payments. We utilize the Monte Carlo valuation model to estimate the fair value of performance awards. The risk free rate is based on the U.S. Treasury rate at the time of the grants for instruments of a comparable life. No dividend yield was assumed for these performance share awards given they cliff vest at the end of fiscal year 2017 and dividend payments are not anticipated prior to that date. Significant changes in these estimates could have a significant impact on share-based compensation and, thus, our results of operations.

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

We assess whether a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized when we believe our deferred tax assets are not fully realizable. We consider taxable income in carry-back periods, historical and forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, the reversal of deferred tax liabilities and tax planning strategies in determining the need for a valuation allowance against our deferred tax assets. Consideration is given to the weight of all available evidence, both positive and negative, to determine whether deferred tax assets are fully realizable.

Determination of a valuation allowance for deferred tax assets requires that we make judgments about future matters that are not certain, including projections of future taxable income and evaluating potential tax-planning strategies. To the extent that actual results differ from our current assumptions, the valuation allowance will increase or decrease. Generally, a cumulative loss in recent years is significant negative evidence in determining the need for a deferred tax asset valuation allowance. The Company has generated losses in each of its previous two fiscal years. In fiscal years 2014 and 2013, the Company acquired significant fixed assets which were depreciated under accelerated methods for tax purposes. Accordingly, the Company expects substantial future reversals of existing deferred tax liabilities. However, should the Company continue to generate losses, the Company may not be able to realize all of the deferred tax assets.

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

Recent Accounting Standards and Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year. As a result, the ASU No. 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. We are currently in the process of evaluating the impact of the adoption of ASU No. 2014-14 on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU No. 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Additionally, in August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU No. 2015-15”). The amendments in ASU No. 2015-15 address the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements such that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in these ASU’s are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. We are currently in the process of evaluating the impact of the adoption of ASU No. 2015-15 on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, (“ASU No. 2015-17”). ASU No. 2015-17 simplifies the presentation of deferred income taxes by eliminating the requirement for companies to present deferred tax liabilities and assets as current and non-current on the consolidated balance sheets. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU No. 2015-17 on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU No. 2016-02”). The new guidance requires lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for annual and interim periods beginning after December 15, 2018. The updated standard mandates a modified retrospective transition method with early adoption permitted. We are currently in the process of evaluating the impact of the adoption of ASU No. 2016-02 on our consolidated financial statements.

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

Borrowings under our revolving line of credit facility bear interest at various rates, with two rate options at the discretion of management as follows: (1) for base rate advances, borrowings bear interest at the prime rate plus 1.00% when average excess availability is less than or equal to $40.0 million and the prime rate plus 0.75% when average excess availability is greater than $40.0 million, and (2) for LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 2.00% when average excess availability is less than or equal to $40.0 million and the LIBOR rate plus 1.75% when average excess availability is greater than $40.0 million. Borrowings and repayments under our revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $80.0 million. Borrowings under our revolving line of credit facility during fiscal year 2015 were $222.6 million and repayments on our revolving line of credit facility were $216.6 million, with $43.3 million being the largest amount borrowed at one time, and $17.0 million of borrowings outstanding under our revolving line of credit facility at January 30, 2016. Average daily borrowings during fiscal year 2015 were $19.6 million. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of our revolving line of credit facility. As of January 30, 2016, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.2 million per year.

Borrowings under our term loan bear interest at an interest rate equal to the LIBOR rate plus 6.25% with a floor of 1.00% (7.25% at January 30, 2016). We performed a sensitivity analysis assuming a hypothetical 100 basis point increase in the interest rate applied to the average amount outstanding on the term loan. As of January 30, 2016, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.3 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Gordmans Stores, Inc.

We have audited the accompanying consolidated balance sheets of Gordmans Stores, Inc. and subsidiaries (the “Company”) as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2016. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gordmans Stores, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 1, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Kansas City, Missouri

April 1, 2016

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except per share data)

	Year Ended January 30, 2016	Year Ended January 31, 2015	Year Ended February 1, 2014
Net sales	$648,967	$634,620	$619,559
License fees from leased departments	8,889	8,608	7,828
Cost of sales	(383,446)	(378,883)	(365,463)

Gross profit	274,410	264,345	261,924
Selling, general and administrative expenses	(275,739)	(265,276)	(247,131)

Income / (loss) from operations	(1,329)	(931)	14,793
Interest expense, net	(3,769)	(4,998)	(2,482)
Loss on extinguishment of debt	(2,014)	—	—

Income / (loss) before taxes	(7,112)	(5,929)	12,311
Income tax (expense) / benefit	2,774	2,453	(4,298)

Net income / (loss)	$(4,338)	$(3,476)	$8,013

Basic earnings / (loss) per share	$(0.22)	$(0.18)	$0.42
Diluted earnings / (loss) per share	$(0.22)	$(0.18)	$0.41

Basic weighted average shares outstanding	19,407	19,360	19,289
Diluted weighted average shares outstanding	19,407	19,360	19,345

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in 000’s except share data)

	January 30, 2016	January 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,969	$7,634
Accounts receivable	3,896	3,930
Landlord receivable	3,805	1,559
Income taxes receivable	2,746	8,525
Merchandise inventories	106,566	94,470
Deferred income taxes	5,077	2,895
Prepaid expenses and other current assets	8,096	8,535

Total current assets	137,155	127,548
PROPERTY AND EQUIPMENT, net	86,375	91,601
INTANGIBLE ASSETS, net	1,820	1,820
OTHER ASSETS, net	4,902	5,908

TOTAL ASSETS	$230,252	$226,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,393	$64,349
Accrued expenses	30,151	31,353
Current portion of long-term debt	18,850	12,463

Total current liabilities	115,394	108,165

NONCURRENT LIABILITIES:
Long-term debt, less current portion	27,965	28,827
Deferred rent	33,522	35,381
Deferred income taxes	18,130	15,636
Other liabilities	347	381

Total noncurrent liabilities	79,964	80,225

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock – $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of January 30, 2016 and January 31, 2015, respectively	—	—
Common stock – $0.001 par value, 50,000,000 shares authorized, 20,090,881 issued and 19,682,248 outstanding as of January 30, 2016, 19,985,256 issued and 19,576,623 outstanding as of January 31, 2015	20	20
Additional paid-in capital	54,601	53,870
Accumulated deficit	(19,727)	(15,403)

Total stockholders’ equity	34,894	38,487

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,252	$226,877

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share data)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE, February 2, 2013	19,404,322	$19	$52,461	$49,908	$102,388
Share-based compensation expense	—	—	1,250	—	1,250
Issuance of restricted stock, net of forfeitures	8,400	—	—	—	—
Repurchase of common stock	(4,632)	—	(52)	—	(52)
Exercise of stock options	12,354	—	136	—	136
Dividend declared ($3.60 per share)	—	—	—	(69,930)	(69,930)
Net income	—	—	—	8,013	8,013

BALANCE, February 1, 2014	19,420,444	19	53,795	(12,009)	41,805
Share-based compensation expense	—	—	362	—	362
Deferred tax asset shortfall related to share-based compensation expense	—	—	(272)	—	(272)
Issuance of restricted stock, net of forfeitures	160,400	1	—	—	1
Repurchase of common stock	(4,221)	—	(15)	—	(15)
Forfeiture of dividends payable on unvested restricted stock	—	—	—	82	82
Net loss	—	—	—	(3,476)	(3,476)

BALANCE, January 31, 2015	19,576,623	20	53,870	(15,403)	38,487
Share-based compensation expense	—	—	1,008	—	1,008
Issuance of restricted stock, net of forfeitures	99,800	—	—	—	—
Exercise of stock options	5,825	—	31	—	31
Deferred tax asset shortfall related to share-based compensation expense	—	—	(308)	—	(308)
Forfeiture of dividends payable on unvested restricted stock	—	—	—	14	14
Net loss	—	—	—	(4,338)	(4,338)

BALANCE, January 30, 2016	19,682,248	$20	$54,601	$(19,727)	$34,894

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

	Year Ended January 30, 2016	Year Ended January 31, 2015	Year Ended February 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$(4,338)	$(3,476)	$8,013
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization expense	16,712	13,698	9,841
Write-off of deferred financing fees related to extinguishment of debt	1,722	—	—
Amortization of deferred financing fees	476	620	499
Loss on retirement / sale of property and equipment	712	435	—
Deferred income taxes	312	6,003	119
Deferred tax asset shortfall related to share-based compensation expense	(308)	(272)	—
Share-based compensation expense, net of forfeitures	1,008	362	1,250
Net changes in operating assets and liabilities:
Accounts, landlord and income taxes receivable	3,567	(2,734)	856
Merchandise inventories	(12,096)	241	(16,705)
Prepaid expenses and other current assets	439	83	(1,809)
Other assets	(37)	(52)	(1,206)
Accounts payable	2,044	21,788	8,350
Deferred rent	(1,859)	3,790	9,594
Accrued expenses and other liabilities	252	4,694	2,013

Net cash provided by operating activities	8,606	45,180	20,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,311)	(42,862)	(60,133)
Proceeds from sale-leaseback transactions	3,652	12,064	23,812
Cash received on sale of property and equipment	—	73	—
Proceeds from insurance settlement	21	39	—

Net cash used in investing activities	(13,638)	(30,686)	(36,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	222,550	211,350	61,973
Repayments on revolving line of credit	(216,584)	(207,566)	(54,723)
Proceeds from secured term loan	30,000	—	45,000
Payment of long-term debt	(30,441)	(15,603)	(189)
Payment of debt issuance costs	(863)	(714)	(2,022)
Payment penalty on early extinguishment of debt	(292)	—	—
Dividends paid	(34)	(71)	(69,682)
Proceeds from the exercise of stock options	31	—	136
Repurchase of common stock	—	(15)	(52)

Net cash provided by / (used in) financing activities	4,367	(12,619)	(19,559)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(665)	1,875	(35,065)
CASH AND CASH EQUIVALENTS, Beginning of period	7,634	5,759	40,824

CASH AND CASH EQUIVALENTS, End of period	$ 6,969	$7,634	$5,759

See notes to consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Amounts)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Gordmans Stores, Inc. (the “Company”) operated 102 everyday value priced department stores under the trade name “Gordmans” located in 22 states as of January 30, 2016. Gordmans offers a wide assortment of name brand clothing and footwear for men, women and children, accessories (including fragrances) and home fashions for up to 60% off department store regular prices every day in a fun, easy-to-shop environment.

Basis of Presentation – The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its 100% owned subsidiaries: Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc., and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation.

Reporting Year – The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. All references in these financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal years 2015, 2014 and 2013 represent the fifty-two week years ended January 30, 2016, January 31, 2015, and February 1, 2014 respectively.

Revenue Recognition – Revenue is recognized at the point-of-sale when payment is received and the guest takes possession of the merchandise, net of estimated returns and allowances and exclusive of sales tax. Sales from eCommerce are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time to the customer. Shipping fees for on-line purchases charged to customers are included in net sales. License fees from leased departments represent a percentage of total footwear and maternity sales due to the licensing of the footwear and maternity businesses to third parties. Footwear and maternity sales under these licensing arrangements are not included in net sales, but the license fees received from leased departments are included separately on the statement of operations. Layaway sales are deferred until the sale has been paid in full. Sales of gift cards are deferred until they are redeemed for the purchase of the Company’s merchandise. A current liability for unredeemed gift cards is recorded at the time the cards are purchased. The gift card and certificate liability, recorded in “Accrued Expenses” on the consolidated balance sheets, was $3.9 million and $3.7 million at January 30, 2016 and January 31, 2015, respectively. Gift card breakage is recorded as revenue when the likelihood of redemption, based on historical redemption patterns, becomes remote, which has been determined to be three years from the date of issuance. Total gift card breakage was $0.3 million during fiscal years 2015 and $0.2 million in fiscal years 2014 and 2013. The Company records a liability on its consolidated balance sheets for merchandise credits issued which are related to guest returns and recognizes this revenue upon the redemption of the merchandise credits. The Company reserves for estimated merchandise returns primarily based on historical experience and other assumptions believed to be reasonable. The accrued liability for reserve for sales returns was $0.2 million at both January 30, 2016 and January 31, 2015, respectively.

Cash Equivalents – The Company considers all highly liquid assets (investments in money market mutual funds, U.S. Treasuries, U.S. Agency securities and commercial paper) with an original maturity of three months or less and credit card and debit card receivables from banks, which settle within one to five business days, to be cash equivalents.

Accounts Receivable – Accounts receivable primarily consists of non-trade accounts receivable recorded at net realizable value. The Company maintains an allowance for uncollectible accounts that is estimated based on aging and historical experience. The allowance for uncollectible accounts was $0.1 million at both January 30, 2016 and January 31, 2015, respectively.

Landlord Receivable – For certain of the Company’s store operating lease agreements, the Company incurs and pays for the construction invoices directly for both the structural improvements and/or non-structural improvements (i.e. leasehold improvements and furniture, fixtures and equipment) of a new store location or existing store remodel and is reimbursed by the landlord. When the Company bills the landlord for reimbursement, a landlord receivable is recorded pursuant to the lease agreement which provides for a legal right to receive construction reimbursements from the landlord for tenant improvement allowances either periodically during the construction period or at the completion of construction. Of the total landlord receivable balance, $2.4 million and $1.1 million at January 30, 2016 and January 31, 2015, respectively, relate to amounts due from landlords for construction-related reimbursements on structural improvements (sale-leaseback transactions).

Merchandise Inventories –Merchandise inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis using the conventional retail inventory method. Under the retail inventory method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. This method involves management estimates with regard to such things as markdowns and inventory shrinkage. A significant factor involves the recording and timing of permanent markdowns. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. An inventory shrinkage rate is estimated for interim periods, but is based on a full physical inventory near the fiscal year end. An inventory obsolescence reserve is estimated based on historical experience and the age of the inventory. Inventory reserve for obsolescence was $1.4 million and $0.8 million as of January 30, 2016 and January 31, 2015, respectively. All inventories are in one class and are classified as finished goods. Inventories in possession of the Company’s carrier are included in merchandise inventories as legal title and risk of loss has passed.

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

Long-Lived Assets – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such a review indicates that the carrying amounts of long-lived assets are not recoverable, the Company reduces the carrying amounts of such assets to their fair values. No impairment of long-lived assets was recorded during fiscal years 2015, 2014 or 2013.

Intangible Assets – Intangible assets with indefinite lives are not amortized. Instead, indefinite-lived intangible assets are subject to periodic (at least annual) tests for impairment. At January 30, 2016 and January 31, 2015, the Company completed the impairment test and determined that no impairment existed.

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Finite-lived intangible assets were fully amortized at the end of fiscal year 2015. No impairment was recorded during the fiscal years 2015, 2014 or 2013.

Deferred Financing Fees – Deferred financing fees related to a term loan are recorded in “Other assets, net” on the consolidated balance sheets and amortized using the effective interest method over the term of the related financing agreement. Deferred financing fees related to the revolving line of credit facility are recorded in “Other assets, net” on the consolidated balance sheets and amortized using the straight-line method over the term of the related financing agreement. Deferred financing fees of $1.1 million and $2.4 million were included in “Other assets, net” at January 30, 2016 and January 31, 2015, respectively. The amortization of deferred financing fees is included in “Interest expense, net” in the consolidated statements of operations.

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

Loyalty Program – The Company maintains a guest loyalty program, gRewards, in which guests earn points toward certificates for qualifying purchases. The guest loyalty program which is available to all guests, and guests who are enrolled in both the guest loyalty program and hold a private label credit card earn more reward points. Upon reaching specified point values, guests are issued a reward, which they can redeem for purchases in the stores. Rewards earned must be redeemed within 60 days from the date of issuance. The Company accrues for the expected costs related to the redemption of reward certificates. To calculate this liability, the Company estimates gross margin rates and makes assumptions related to card holder redemption rates, which are both based on historical experience. The liability for the loyalty program, included in “Accrued Expenses” on the consolidated balance sheets, was $0.8 million and $0.7 million at January 30, 2016 and January 31, 2015, respectively, and any changes in the liability are recorded in “Cost of Sales” on the consolidated statements of operations.

Self-Insurance – The Company is self-insured for certain losses related to health, dental, workers’ compensation and general liability insurance, although the Company maintains stop-loss coverage with third-party insurers to limit liability exposure. Self-insurance exposure is limited for health claims up to $150 thousand per individual per year with no lifetime claim limit, is limited on workers’ compensation claims up to $250 thousand per individual claim and is limited on general liability claims up to $25 thousand per claim. The liabilities are based upon estimates which are reviewed regularly for adequacy based on the most current information available, including historical claim payments, expected trends and industry factors and other assumptions. The Company has estimated self-insurance claims liabilities of $1.2 million both at January 30, 2016 and January 31, 2015, respectively.

Share-Based Compensation – The Company recognized all share-based payments to associates in the consolidated statements of operations based on the grant date fair value of the award for those awards that are expected to vest. Forfeitures of awards are estimated at the time of grant and revised appropriately in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense is recognized in “Selling, general and administrative expenses” in the consolidated statements of operations using the straight-line amortization method over the requisite service period which is the vesting period. The Company utilizes the Black-Scholes option valuation model to calculate the valuation of each stock option. Expected volatility is based on a weighted-average of the historical volatility of the Company’s share price and the historical volatility of an appropriate industry sector index. Beginning in fiscal 2011, for stock option grants, the expected term of the options represents the period of time until exercise or termination and is estimated using the simplified method, or the average of the vesting period and the original contractual term, as it is not practical for the Company to use its historical experience to estimate the expected term because the Company’s shares have not been publicly traded for a significant period of time. The expected term of stock options issued in and prior to fiscal 2010 is based on the historical experience of similar awards. The risk free rate is based on the U.S. Treasury rate at the time of the grants for instruments of a comparable life. The Company utilizes the Monte Carlo valuation model to estimate the fair value of performance shares. The risk free rate is based on the U.S. Treasury rate at the time of the grants for instruments of a comparable life.

Cost of Sales – Cost of sales includes the direct cost of purchased merchandise, inventory shrinkage, inventory write-downs and inbound freight to our distribution center.

Selling, General and Administrative Expenses – Selling, general and administrative expenses include payroll and other expenses related to operations at the Company’s corporate office, store and eCommerce expenses, occupancy costs, certain warehousing and distribution costs (aggregating to $27.7 million, $27.8 million and $23.2 million for fiscal years 2015, 2014 and 2013, respectively), depreciation and amortization, store pre-opening and closing costs and advertising expenses.

Pre-opening and Closing Expenses – Expenses associated with the opening of new stores, the relocation of stores and the closing of existing stores (six new stores were opened and one existing store was closed in fiscal year 2015), as well as the opening of the second distribution center which occurred in fiscal year 2014, are expensed as incurred. Pre-opening and closing costs were $2.3 million, $3.6 million and $3.9 million for fiscal years 2015, 2014 and 2013, respectively.

Advertising Expenses – Advertising expenses are expensed as incurred and were $19.3 million, $18.1 million and $18.4 million for fiscal years 2015, 2014 and 2013, respectively.

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

A valuation allowance is provided to adjust deferred taxes to the amount that is more likely than not to be realized when management cannot conclude that it is more likely than not that a tax benefit will be realized. In determining the need for a valuation allowance, the Company considers many factors, including taxable income in carry-back periods, historical and forecasted earnings, future taxable income, and the mix of earnings in the jurisdictions in which we operate the reversal of deferred tax liabilities and tax planning strategies.

Uncertain tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the consolidated financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

The evaluation of uncertain tax positions requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating their tax positions and tax benefits. Interest expense and penalties, if any, are accrued on the unrecognized tax benefits and reflected in “Interest expense, net” and “Selling, general and administrative expenses”, respectively.

Loss Per Share – Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period, which includes vested restricted stock. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period and incremental shares that may be issued in future periods related to outstanding stock awards, including non-vested restricted stock, if dilutive. When calculating incremental shares related to outstanding stock awards, the Company applies the treasury stock method. The treasury stock method assumes that proceeds, consisting of the amount the employee must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits that would be credited to additional paid-in capital on exercise of the stock options, are used to repurchase outstanding shares at the average market price for the period. The treasury stock method is applied only to share grants for which the effect is dilutive.

Financial Instruments – Based on the borrowing rates currently available to the Company for debt with similar terms and the variable interest rate of the term loan, the fair value of the revolving line of credit facility and the term loan approximates its carrying amount as the interest rate has not changed since the agreement was amended in June 2015. Fair value approximates the carrying value for balances outstanding on the revolving line of credit facility with Wells Fargo Bank, National Association, as the arranger and administrative agent for the lenders due to the variable interest rates of these arrangements and the short-term nature of these borrowings. Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of long-term debt at January 30, 2016 and January 31, 2015 approximates its carrying amount of $46.8 million and $41.3 million at January 30, 2016 and January 31, 2015, respectively. For all other financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and receivables. The Company places cash in highly rated financial institutions, in money market accounts and other highly liquid investments, and these amounts are sometimes in excess of the insured amount. Cash equivalents in excess of insured amounts were $5.1 million and $5.5 million at January 30, 2016 and January 31, 2015, respectively. Concentrations of credit risk on receivables are limited due to the nature of the receivable balances.

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

Segment Reporting – The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker. The Company has one reportable segment. The Company’s operations include activities related to 102 retail stores throughout 22 states and eCommerce operations at Gordmans.com at January 30, 2016.

The following information reflects the percentage of revenues by major product category as a percentage of net sales:

	Year Ended January 30, 2016	Year Ended January 31, 2015	Year Ended February 1, 2014
Apparel	56.6%	56.8%	56.1%
Home	27.8	27.7	27.9
Accessories (including fragrances)	15.6	15.5	16.0

Total	100.0%	100.0%	100.0%

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

Recently Issued Accounting Pronouncements – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year. As a result, the ASU No. 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The Company is currently in the process of evaluating the impact of the adoption of ASU No. 2014-14 on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU No. 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Additionally, in August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU No. 2015-15”). The amendments in ASU No. 2015-15 address the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements such that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in these ASU’s are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of the adoption of ASU No. 2015-15 on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, (“ASU No. 2015-17”). ASU No. 2015-17 simplifies the presentation of deferred income taxes by eliminating the requirement for companies to present deferred tax liabilities and assets as current and non-current on the consolidated balance sheets. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU No. 2015-17 on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU No. 2016-02”). The new guidance requires lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for annual and interim periods beginning after December 15, 2018. The updated standard mandates a modified retrospective transition method with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU No. 2016-02 on the consolidated financial statements.

Supplemental Cash Flow Information – The following table sets forth non-cash investing and financing activities and other cash flow information:

	Year Ended January 30, 2016	Year Ended January 31, 2015	Year Ended February 1, 2014
Non-cash investing and financing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$2,437	$3,877	$5,923
Sales of property and equipment pursuant to sale-leaseback accounting	8,614	7,100	10,352
Dividends declared but not yet paid	47	97	248
Dividends payable forfeited on unvested restricted stock	14	82	—
Purchases of equipment with capital lease commitments and financing arrangements	—	872	—
Other cash flow information:
Cash paid for interest	3,096	4,373	1,991
Cash paid (received) for income taxes, net	(8,584)	(3,505)	6,672

Sales of property and equipment pursuant to sale-leaseback accounting represents the amount of structural assets sold to the landlord at the completion of construction for which the Company was deemed the owner during the construction period, pursuant to sale-leaseback accounting, and for which no cash was received upon transfer of ownership.

B. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 30, 2016	January 31, 2015
Prepaid rent – real estate	$4,555	$4,572
Other prepaid expenses and current assets	3,541	3,963

	$8,096	$8,535

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	January 30, 2016	January 31, 2015
Leasehold improvements	$14,034	$12,098
Furniture, fixtures and equipment	89,481	81,199
Computer software	28,606	24,496
Capitalized leases	2,402	2,402
Construction in progress	4,320	7,731

	138,843	127,926
Less accumulated depreciation and amortization	(52,468)	(36,325)

	$86,375	$91,601

Depreciation and amortization expense on property and equipment was $16.7 million, $13.6 million and $9.8 million for fiscal years 2015, 2014 and 2013, respectively, and is included in “Selling, general and administrative expenses” in the consolidated statements of operations. Accumulated amortization on capital leases was $1.9 million and $1.7 million as of January 30, 2016 and January 31, 2015, respectively.

D. INTANGIBLE ASSETS

Intangible assets consist of the following:

		January 30, 2016		January 31, 2015
	Useful Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Footwear license fee agreement	6.3 years	$522	$(522)	$522	$(522)
Maternity license fee agreement	2.4 years	24	(24)	24	(24)
Favorable lease rights, net	6.0 years	24	(24)	24	(24)

		570	(570)	570	(570)
Intangible assets not subject to amortization:
Trade name		1,820	N/A	1,820	N/A

Total		$2,390	$(570)	$2,390	$(570)

Intangible assets were fully amortized at the end of fiscal year 2014. Amortization expense on intangible assets was $0.1 million in each of fiscal years 2014 and 2013, respectively.

E. ACCRUED EXPENSES

Accrued expenses consist of the following:

	January 30, 2016	January 31, 2015
Store, distribution center and corporate accruals	$17,885	$19,274
Associate compensation	3,502	3,186
Gift card and certificate liability	3,892	3,743
Accrued real estate taxes	1,541	2,080
Other taxes accrued	1,891	1,851
Self-insurance claims liabilities	1,189	1,165
Interest	251	54

	$30,151	$31,353

F. DEFERRED RENT

The Company records a deferred rent liability to account for tenant improvement allowances and to record rent on a straight-line basis for operating leases. Deferred rent consists of the following:

	January 30, 2016	January 31, 2015
Tenant improvement allowances	$23,228	$25,249
Straight-line rent expense	10,294	10,132

	$33,522	$35,381

G. DEBT OBLIGATIONS

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

The June 29, 2015 amendment established a $30.0 million secured term loan facility provided by Wells Fargo, Pathlight Capital LLC and Gordon Brothers Finance Company, as discussed below. The amendment changed the 1.0% early termination fee applicable to the revolving line of credit facility such that the fee is payable if the facility is terminated prior to November 14, 2016 and extended the maturity date of the revolving line of credit facility from August 27, 2018 to June 28, 2020. The amendment also eliminated the seasonal borrowing periods during which periods the applicable interest rate increased by 75 basis points and advance rates under the borrowing base were increased by 5.0%, amended the minimum excess availability covenant, and amended certain negative and affirmative covenant requirements.

Average borrowings during fiscal years 2015 and 2014 were $19.6 million and $9.5 million, respectively.

Borrowings under this facility bear interest at various rates, with two rate options at the discretion of management as follows: (1) for base rate advances, borrowings bear interest at the prime rate plus 1.00% when average excess availability is less than or equal to $40.0 million and the prime rate plus 0.75% when average excess availability is greater than $40.0 million, and (2) for LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 2.00% when average excess availability is less than or equal to $40.0 million and the LIBOR rate plus 1.75% when average excess availability is greater than $40.0 million. The Company is required to maintain minimum excess availability under the revolving line of credit facility of at least $20.0 million, the calculation of which now includes up to $3.0 million of unrestricted cash. The Company had $56.3 million and $44.1 million available to borrow at January 30, 2016 and January 31, 2015, respectively. Borrowings under this facility bore interest at a rate of 4.25% under the base rate option at January 30, 2016, and 3.75% at January 31, 2015. The Company had outstanding letters of credit included in the borrowing base totaling approximately $6.7 million and $7.0 million as of January 30, 2016 and January 31, 2015, respectively.

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

Senior Term Loan – The Borrower entered into a $45.0 million senior term loan on August 27, 2013, as amended November 14, 2014, with Cerberus Business Finance, LLC (“Cerberus”) to partially fund the $69.9 million special cash dividend declared in August 2013. This senior term loan with Cerberus was extinguished in full on June 29, 2015 with the proceeds from the new $30.0 million secured term loan facility established by the June 29, 2015 amendment discussed above.

The new secured term loan facility matures on the same date as the revolving line of credit facility and has principal payments of $0.4 million due on a quarterly basis beginning in October 2015 through the maturity date, with the remaining principal due on the maturity date of June 28, 2020. The Company may repay at any time all or a portion of the outstanding principal amount of the new secured term loan facility, subject to a prepayment premium equal to 3.0% in the first year, 1.5% in the second year, 0.5% in the third year and 0.0% thereafter. The term loan facility carries an interest rate equal to the LIBOR rate plus 6.25% with a floor of 1.0%. The interest rate on the new secured term loan facility was 7.25% at January 30, 2016 which compares to the Cerberus senior term loan interest rate of 9.5% at January 31, 2015. The secured term loan facility includes a borrowing base in addition to the revolving loan borrowing base. The secured term loan facility is secured by the same collateral as the revolving line of credit facility but has a priority lien on real estate, fixtures, equipment, intellectual property and books, records, permits, licenses, insurance and proceeds thereof and a second lien on the revolving priority collateral, as defined in the June 29, 2015 amendment.

The Cerberus senior term loan had a maturity date of August 27, 2018, with payments of $0.3 million due on a quarterly basis from October 2014 through October 2015 and payments of $0.4 million due on a quarterly basis beginning in January 2016 through the maturity date, with the remaining principal due on the maturity date. The Cerberus senior term loan was secured on a second lien basis by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. In connection with the extinguishment of the Cerberus senior term loan, the Company wrote off deferred financing fees of $1.7 million and paid a prepayment penalty of $0.3 million, which was equal to 1.0% of the outstanding principal balance at the time of the loan extinguishment. This expense is recorded as loss on extinguishment of debt in the consolidated statement of operations during the fiscal year 2015.

Among other provisions, the Company’s debt agreement with Wells Fargo contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under our $30.0 million secured term loan and, subject to certain conditions, indebtedness not to exceed $10.0 million in the aggregate in connection with all acquisitions occurring after February 20, 2009. The revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $0.5 million in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries, (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with ordinary corporate governance, overhead, legal and accounting and maintenance and (vi) dividends so long as no event of default exists, projected excess availability for the next twelve months is greater than $35.0 million and 30% of the loan cap and the fixed charge coverage ratio is greater than 1.0 to 1.0 on a historical and projected basis. The agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. Should the Company default on scheduled repayment of the secured term loan facility, Wells Fargo may make any outstanding obligations under the agreement immediately due and payable. As of January 30, 2016, the Company was in compliance with all of its debt covenants.

Long-term Debt – Long-term debt consists of the following:

	January 30, 2016	January 31, 2015
Revolving line of credit facility	$17,000	$11,034
Term loan	29,160	29,437
Capital lease obligations	655	819

Total long-term debt	46,815	41,290
Less current portion of long-term debt	(18,850)	(12,463)

Long-term debt, less current portion	$27,965	$28,827

At January 30, 2016, annual maturities of long-term debt during the next five fiscal years and were as follows:

2016	$1,850
2017	1,856
2018	1,863
2019	1,806
2020	39,440

Total long-term debt	$46,815

The Company had $17.0 million of borrowings outstanding under the revolving line of credit facility as of January 30, 2016, which is included in the current portion of long-term debt as the Company intends to repay the outstanding borrowings within the next twelve months. The Company had $11.0 million of borrowings outstanding under the revolving line of credit facility as of January 31, 2015.

During fiscal year 2014, the Company entered into two capital lease arrangements to finance the purchase of computer hardware and software. Payments of $7 thousand, including fixed interest at 3.75%, are due monthly through September 2019 and payments of $9 thousand, including fixed interest at 3.75%, are due monthly through September 2019.

H. LEASES

The Company has entered into short and long term operating lease agreements. These leases relate to retail store locations, the distribution centers and the corporate headquarters. The leases expire on various dates through the year 2029 with most of the leases containing renewal options. Leases for retail store locations typically have base lease terms of 10 years with one or more renewal periods, usually for five years. Certain retail store leases contain provisions for additional rent based on varying percentages of net sales. Leases for the second distribution center and the new corporate headquarters have base lease terms of 15 years with multiple renewal periods. In fiscal year 2014, the Company entered into capital lease arrangements for computer hardware and related software with a lease term of 5 years.

Total rental expense related to all operating leases (including those with terms less than one year) was $55.7 million and $54.9 million in fiscal years 2015 and 2014, respectively. Included in total rental expense in each of the fiscal years 2015 and 2014 is contingent rent of $0.2 million. Contingent rent is calculated as a percent of sales over a specified amount, which varies by lease.

Future minimum lease payments, by fiscal year, under operating leases and future obligations under non-cancelable capital leases, by fiscal year, as of January 30, 2016 are as follows:

	Operating Leases	Capital Leases
2016	$56,740	$192
2017	55,871	192
2018	51,494	192
2019	46,682	126
2020	40,803	—
After 2020	113,100	—

Total minimum lease payments	$364,690	702

Less: capital lease amount representing interest		(47)

Present value of minimum lease payments		655
Less: current maturities of capital lease obligations		(170)

Noncurrent maturities of capital lease obligations		$485

I. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year Ended January 30, 2016	Year Ended January 31, 2015	Year Ended February 1, 2014
Current:
Federal	$(2,894)	$(8,188)	$3,678
State	59	3	501

	(2,835)	(8,185)	4,179
Deferred:
Federal	111	5,732	93
State	(50)	—	26

	61	5,732	119

Total	$(2,774)	$(2,453)	$4,298

The tax effects of significant items comprising the Company’s deferred income tax assets and liabilities as of January 30, 2016 and January 31, 2015 are as follows:

	January 30, 2016	January 31, 2015
Deferred income tax assets:
Leases	$3,912	$3,850
Merchandise inventories	2,797	1,681
Accrued compensation	1,208	1,170
Alternative minimum tax credit	427	56
Prepaid expenses and other assets	414	344
State net operating loss carryforwards	386	231
Federal tax credit carryforwards	350	—
Accrued expenses	322	332
Gift cards and certificates	208	154

	10,024	7,818

Deferred income tax liabilities:
Property and equipment	(13,323)	(13,019)
Software	(9,062)	(6,848)
Intangibles	(692)	(692)

	(23,077)	(20,559)

Net deferred income tax liability	(13,053)	(12,741)
Less: Current deferred income tax asset	(5,077)	(2,895)

Long-term deferred income tax liability	$(18,130)	$(15,636)

The reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended January 30, 2016	Year Ended January 31, 2015	Year Ended February 1, 2014
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax expense, net of federal tax effect	0.1	0.1	3.0
Federal tax credits	6.6	11.4	(2.4)
Nondeductible expenses	(2.1)	(3.4)	0.7
Other	(0.6)	(1.7)	(1.4)

Total income tax rate	39.0%	41.4%	34.9%

As of January 30, 2016, the Company had state net operating loss carryovers of $12.7 million. These carryovers will begin to expire in 2021 and will be completely expired by 2035 if not utilized. The tax effect of these carryovers is recorded as a deferred income tax asset in the consolidated balance sheets.

The Company determined no unrecognized tax benefits for the fiscal years ended January 30, 2016 and January 31, 2015, including interest and penalties, were necessary to be recorded in the consolidated financial statements. As such, the Company does not expect there to be an impact on the effective tax rate.

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

As of January 30, 2016, four tax periods are subject to audit by the United States Internal Revenue Service (IRS), covering the tax years ended January 30, 2016; January 31, 2015; February 1, 2014; and February 2, 2013. The Company’s fiscal years ended January 31, 2015; February 1, 2014; and February 2, 2013 are currently under examination by the IRS. Various state jurisdiction tax years remain open to examination as well.

The Company believes there will be no change in its reserves for certain unrecognized tax benefits during the next 12 months.

J. EMPLOYEE BENEFITS

The Company offers a 401(k) savings plan that allows associates to defer a percentage of their income by making pretax contributions to the savings plan. The Company provided a matching contribution equal to 50% of associate deferrals up to a maximum of 4% of associate compensation for fiscal years 2015 and 2014. The Company suspended matching contributions to the plan in fiscal year 2013. During each fiscal year 2015 and 2014, the Company contributed $0.4 million as matching contributions. The Company’s contributions vest immediately.

K. EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the outstanding shares utilized in the computation of earnings (loss) per common share:

	Year Ended January 30, 2016	Year Ended January 31, 2015	Year Ended February 1, 2014
Basic weighted average shares outstanding	19,406,921	19,360,478	19,288,623
Dilutive effect of non-vested stock and stock options	—	—	56,685

Diluted weighted average shares outstanding	19,406,921	19,360,478	19,345,308

The anti-dilutive effect of 1,389,887, 1,127,620 and 307,887 stock options has been excluded from diluted weighted average shares outstanding for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively.

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

On August 26, 2013, the Company declared a special cash dividend of $69.9 million, or $3.60 per share of common stock, of which $69.7 million was paid during fiscal 2013. The remaining $0.2 million is being paid as the non-vested restricted stock eligible to receive the dividend becomes vested or the participant terminates prior to vesting. Pursuant to the anti-dilution provisions of the 2010 Plan, the Company modified the exercise price of all outstanding stock options on the dividend date by reducing the exercise price of each non-qualified stock option by the dividend per share of $3.60 and the incentive stock options by $2.82 per share. In addition, pursuant to the 2010 Plan, the Company granted 77,195 shares of additional incentive stock options on September 24, 2013 to the existing holders of the incentive stock options to maintain the same intrinsic value of the awards both before and after the dividend payment, with the additional incentive stock options adopting the same vesting schedule as the original incentive stock options awarded. The Company compared the fair value of the original stock options immediately before the modifications to the fair value of the modified stock options immediately after the modifications to the awards and, as a result, no additional share-based compensation expense is required to be recognized over the remaining vesting periods of the stock options. There were no modifications to the restricted stock awards outstanding on the dividend date.

There were 1,526,620 shares of common stock available for future grants under the 2010 Plan at January 30, 2016.

Restricted Stock – A summary of restricted stock activity during fiscal year 2015 is set forth in the table below:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested, January 31, 2015	209,770	$6.21
Granted	150,250	5.66
Forfeited	(50,450)	5.87
Vested	(55,340)	6.39

Non-vested, January 30, 2016	254,230	$5.91

Restricted stock vests at rates of 20% per year over five years, 25% per year over four years or 33 1/3% per year over three years, as applicable. Unrecognized compensation expense on the restricted stock was $1.1 million at

January 30, 2016, which is expected to be recognized over a period of 2.1 years. The total fair value of shares vested during the fiscal years ended January 30, 2016 and January 31, 2015 was $0.4 million and $0.1 million, respectively.

Performance Shares – The Board of Directors granted 103,900 performance shares during fiscal year 2015, to be awarded in the form of common stock to officers and other associates of the Company if certain market condition criteria are achieved. The performance shares vest at the end of fiscal year 2017 if certain criteria are achieved provided the participant is then employed by the Company. Vesting of these potentially issuable shares are dependent upon the Company’s total shareholder return for the three-year measurement period compared to a pre-determined group of retail peer competitors. If the Company’s total shareholder return is at the high end of the pre-determined group of retail peer competitors, the maximum amount of shares available to be issued pursuant to this award is 179,200 performance shares or 200% of the 89,600 performance shares which are non-vested on January 30, 2016. The actual number of performance shares that will ultimately vest is based on the actual percentile ranking of the Company’s total shareholder return compared to the peer performance at the end of fiscal year 2017.

A summary of performance share activity during fiscal year 2015 is set forth in the table below:

Number of Shares
Non-vested, January 31, 2015	—
Granted	103,900
Forfeited	(14,300)

Non-vested, January 30, 2016	89,600

The Company used the Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the Company in applying the Monte Carlo valuation model for option grants during fiscal year 2015 are illustrated in the following table:

Year Ended January 30, 2016
Risk-free interest rate	0.9%
Dividend yield	0.0%
Expected volatility	51.0%

The Monte Carlo valuation also estimated the number of performance shares that would be awarded which is reflected in the fair value on the grant date. The Monte Carlo valuation assumed 159.9% of the performance shares granted would be awarded at the end of fiscal year 2017 based upon the estimated Company’s total shareholder return relative to peer performance. Accordingly, stock compensation expense of $1.0 million, excluding forfeitures, will be recognized over the vesting period of these performance share awards. Unrecognized compensation expense on the performance shares was $0.6 million at January 30, 2016, which is expected to be recognized over a period of 2.0 years.

Stock Options - A summary of stock option activity during fiscal year 2015 is set forth in the table below:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding, January 31, 2015	1,326,143	$7.50
Granted	703,000	5.64
Exercised	(5,825)	5.22
Forfeited	(324,780)	7.17

Outstanding, January 30, 2016	1,698,538	6.90	8.1	$—
Exercisable, January 30, 2016	505,103	9.79	6.7	—
Exercisable or expected to vest as of January 30, 2016	1,346,206	7.12	8.1	—

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of January 30, 2016 and the option strike price. The stock price at January 30, 2016 was $2.51, which was below the weighted average exercise price for options outstanding, exercisable, and vested or expected to vest at January 30, 2016.

The stock options outstanding and exercisable as of January 30, 2016 were in the following exercise price ranges:

Options Outstanding				Options Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number	Weighted Average Exercise Price
$2.63 to $5.49	661,025	$3.82	5.7	141,206	$3.80
$5.86 to $11.02	711,313	6.56	8.6	118,137	8.57
$13.04 to $16.11	326,200	13.91	5.9	245,760	13.82

	1,698,538	6.90	7.0	505,103	9.79

The following table summarizes information regarding non-vested outstanding stock options for fiscal year 2014:

	Number of Stock Options	Weighted Average Fair Value at Grant Date
Non-vested at January 31, 2015	867,092	$5.34
Granted	703,000	5.64
Vested	(270,279)	7.52
Forfeited	(324,780)	7.17

Non-vested at January 30, 2016	975,033	4.34

The Company recorded a $0.3 million reduction to additional paid-in capital during both fiscal years 2015 and 2014 for a deferred tax shortfall related to share-based compensation expense as there is sufficient cumulative excess tax benefit in the Company’s additional paid-in capital. The tax shortfall was the result of the tax deduction being less than the cumulative book share-based compensation expense already recognized for such awards. The Company received $31 thousand and $0.1 million of proceeds from the exercise of stock options in fiscal years 2015 and 2013 respectively, which is reflected as a financing cash inflow in the consolidated statement of cash flows. The aggregate intrinsic value of stock options exercised in fiscal year 2015 and 2013 was $10 thousand and $35 thousand. There were no stock options exercised in fiscal year 2014. Options forfeited are immediately available for grant under the 2010 Plan.

The Company used the Black-Scholes option valuation model to estimate fair value of the options. This model requires an estimate of the volatility of the Company’s share price. Given the Company’s shares or options have not been publicly traded for a period equal to the option term, the Company determined that it was not practical to use the historical volatility of its share price as the sole estimate of volatility. The Company accounts for equity share options based on the Black-Scholes option valuation model using a weighted-average of the historical volatility of the Company’s share price and the historical volatility of an appropriate industry sector index. The historical volatility was calculated using comparisons to peers in the Company’s market sector, which was chosen due to the proximity of size and industry to the Company over the expected term of the option.

In determining the expense to be recorded for options, the significant assumptions utilized in applying the Black-Scholes option valuation model are the risk-free interest rate, expected term, dividend yield and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the assumption in the model. The expected term of the option awards is estimated using the simplified method, or the average of the vesting period and the original contractual term, as it is not practical for the Company to use its historical experience to estimate the expected term because the Company’s shares have not been publicly traded for a significant period of time equal to the option term.

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during fiscal years 2015, 2014 and 2013 are illustrated in the following table:

	Year Ended January 30, 2016	Year Ended January 31, 2015	Year Ended February 1, 2014
Risk-free interest rate	1.7 to 2.0%	2.0%	1.25 to 2.00%
Dividend yield	2.0%	2.0%	2.0%
Expected volatility	39.0% - 40.0%	36.0% - 40.0%	35.0% - 36.0%
Expected life (years)	6.25	6.25	6.25
Weighted average fair value of options granted	$1.85	$1.31	$3.43

Stock options have ten-year contractual terms and vest at varying rates of either 20% per year over five years or 25% per year over four years as applicable. None of the stock options outstanding at January 30, 2016 were subject to performance or market-based vesting conditions. As of January 30, 2016, the unrecognized compensation expense on stock options, net of expected forfeitures, was $1.7 million, which is expected to be recognized over a weighted average period of 1.5 years. The total fair value of options vested during the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014 was $2.0 million, $0.5 million and $1.4 million, respectively.

Share-based compensation expense for fiscal years 2015, 2014 and 2013 was $1.0 million, $0.4 million and $1.3 million, respectively. In fiscal year 2015, the Company recorded a share-based compensation benefit of $0.1 million related to the forfeiture of unvested share-based awards and a $0.2 million benefit resulting from changes in the forfeiture rates used to measure share-based compensation expense based on actual historical and expected future forfeitures. In fiscal year 2014, the Company recorded a share-based compensation benefit of $0.5 million related to the forfeiture of unvested share-based awards and a $0.1 million benefit resulting from changes in the forfeiture rates used to measure share-based compensation expense based on actual historical and expected future forfeitures. Share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations.

M. RELATED PARTY DISCLOSURE

The Company has a services agreement with Sun Capital Partners Management V, LLC (“Sun Capital Management”), an affiliate of the private equity firm Sun Capital Partners, Inc. (“Sun Capital”) to (1) reimburse Sun Capital Management for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital Management with customary indemnification for any such services. Sun Capital was reimbursed $37 thousand and $0.4 million during fiscal year 2015 and fiscal year 2014, respectively. Expenses incurred during fiscal year 2014 include reimbursement payments to Sun Capital for third party professional consulting services related to the search for a chief executive officer following the retirement of our former chief executive officer during the first quarter of fiscal year 2014. Additionally, the Company purchased merchandise inventories of $2.0 million and $1.6 million from vendors which are Sun Capital affiliates during fiscal year 2015 and fiscal year 2014, respectively.

N. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

O. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth unaudited selected financial information in each quarter for fiscal years 2015 and 2014, respectively:

	Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$145,940	$143,434	$153,856	$205,737
Gross profit	64,968	62,827	68,352	78,263
Net income / (loss)	374	(3,031)	(2,763)	1,082
Basic earnings / (loss) per share(1)	0.02	(0.16)	(0.14)	0.06
Diluted earnings / (loss) per share(1)	0.02	(0.16)	(0.14)	0.06

	Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$143,022	$141,039	$146,653	$203,906
Gross profit	63,374	59,730	64,412	76,829
Net income / (loss)	(732)	(3,189)	(1,851)	2,296
Basic earnings / (loss) per share(1)	(0.04)	(0.16)	(0.10)	0.12
Diluted earnings / (loss) per share(1)	(0.04)	(0.16)	(0.10)	0.12

(1)	Basic and diluted shares outstanding are computed independently for each quarter presented, and therefore, may not sum to the totals for the year.

Revenue is typically higher in the third and fourth quarters than in the first and second quarters due to seasonal back-to-school and holiday shopping patterns. The Company’s quarterly operating results may fluctuate significantly as a result of these events and a variety of other factors. Operating results for any quarter are not necessarily indicative of results for a full year. Fiscal year 2015 and fiscal year 2014 are 52-week fiscal years.

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

GORDMANS STORES, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS

(in 000’s except share data)

	January 30, 2016	January 31, 2015
ASSETS
Investment in subsidiary	$34,894	$38,487

TOTAL ASSETS	$34,894	$38,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Preferred stock — $0.001 par value; 5,000,000 shares authorized, none issued and outstanding as of January 30, 2016 and January 31, 2015, respectively	$—	$—
Common stock — $0.001 par value; 50,000,000 shares authorized, 20,090,881 issued and 19,682,248 outstanding as of January 30, 2016, 19,985,256 issued and 19,576,623 outstanding as of January 31, 2015	20	20
Additional paid-in capital	54,601	53,870
Accumulated deficit	(19,727)	(15,403)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,894	$38,487

GORDMANS STORES, INC.

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

(in 000’s)

	Year Ended January 30, 2016	Year Ended January 31, 2015	Year Ended February 1, 2014
Equity in earnings / (loss) of subsidiary	$(3,330)	$(3,114)	$9,263
Share-based compensation expense	(1,008)	(362)	(1,250)

Net income / (loss)	$(4,338)	$(3,476)	$8,013

GORDMANS STORES, INC.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(in 000’s)

	Year Ended January 30, 2016	Year Ended January 31, 2015	Year Ended February 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$(4,338)	$(3,476)	$8,013
Adjustment to reconcile net income to net cash provided by / (used in) operating activities:
Share-based compensation expense	1,008	362	1,250
Equity in earnings / (loss) of subsidiary	3,330	3,114	(9,263)

Net cash provided by / (used in) operating activities	—	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	—	—	(136)
Dividends received from subsidiary	3	86	69,734

Net cash provided by investing activities	3	86	69,598

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(34)	(71)	(69,682)
Repurchase of common stock	—	(15)	(52)
Proceeds from the exercise of stock options	31	—	136

Net cash used in investing activities	(3)	(86)	(69,598)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS, Beginning of period	—	—	—

CASH AND CASH EQUIVALENTS, End of period	$—	$—	$—

GORDMANS STORES, INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

(in 000’s)

	Reserve for Sales Returns
	Beginning of Year Balance	Amount Charged to Net Income	Sales Returns	End of Year Balance
Year Ended January 30, 2016	$204	$39,381	$(39,383)	$202
Year Ended January 31, 2015	170	39,079	(39,045)	204
Year Ended February 1, 2014	195	39,948	(39,973)	170

	Allowance for Doubtful Accounts
	Beginning of Year Balance	Amount Charged to Net Income	Write-off of uncollectible accounts	End of Year Balance
Year Ended January 30, 2016	$125	$23	$(82)	$66
Year Ended January 31, 2015	205	149	(229)	125
Year Ended February 1, 2014	137	135	(67)	205

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K pursuant to Rule 13a – 15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control – Integrated Framework. Based on our assessment, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s internal control over financial reporting was effective as of January 30, 2016.

The Company’s independent registered public accounting firm, Grant Thornton LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K under Item 8 and, as part of its audit, audited the effectiveness of the Company’s internal control over financial reporting. Their attestation report is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Gordmans Stores, Inc.

We have audited the internal control over financial reporting of Gordmans Stores, Inc. and subsidiaries (the “Company”) as of January 30, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended January 30, 2016, and our report dated April 1, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Kansas City, Missouri

April 1, 2016

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

3.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Gordmans Stores, Inc. (incorporated by reference to Exhibit 3.1 of Amendment #5 of our Registration Statement on Form S-1 filed on August 3, 2010, No. 333-166436)

3.2	Amended and Restated Bylaws of Gordmans Stores, Inc. (incorporated by reference to Exhibit 3.2 of Amendment #5 of our Registration Statement on Form S-1 filed on August 3, 2010, No. 333-166436)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)

10.1	Registration Agreement by and among Midwest Shoppes Holding Corp. (n/k/a Gordmans Stores, Inc.), Sun Midwest Shoppes, LLC (n/k/a Sun Gordmans, LP) and the other stockholders party thereto, dated as of September 17, 2008 (incorporated by reference to Exhibit 10.1 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.2	Richard H. Heyman Severance Agreement Letter, dated January 12, 2010 (incorporated by reference to Exhibit 10.3 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.3	Michael D. James Severance Agreement Letter, dated January 12, 2010 (incorporated by reference to Exhibit 10.4 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.4	Michael S. Morand Severance Agreement Letter, dated January 12, 2010 (incorporated by reference to Exhibit 10.7 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)*

10.5	Michael E. Wirkkala Severance Agreement Letter, dated October 31, 2011 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on November 2, 2011)*

10.6	Tracie L. Wickenhauser Severance Agreement Letter, dated January 9, 2012 (incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K, filed on March 29, 2012)*

10.7	Roger L. Glenn Severance Agreement Letter, dated August 20, 2012 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q, filed on November 29, 2012)*

10.8	Geoffrey B. Ayoub Severance Agreement Letter, dated May 13, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q, filed on August 29, 2012)*

10.9	Michael S. Morand Separation Agreement, dated May 28, 2014 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q, filed on August 28, 2014)*

10.10	Amy S. Myers Severance Agreement Letter, dated July 7, 2014 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 10-Q, filed on August 28, 2014)*

10.11	Offer Letter, dated as of July 28, 2014, by and between the Company and Andrew T. Hall (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 19, 2014)*

10.12	Offer Letter, dated as of October 24, 2014, by and between the Company and Lisa C. Evans (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 20, 2014)*

10.13	Offer Letter, dated as of September 13, 2015, by and between the Gordmans Stores, Inc. and James B. Brown (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 16, 2015)*

10.14	James B. Brown Severance Agreement Letter, dated September 16, 2015 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 10-Q, filed on December 10, 2015)*

10.15	Separation and Release Agreement By and Between Gordmans, Inc. and Michael D. James, dated as of September 24, 2015 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A, filed on September 25, 2015)*

10.16	Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K, filed on March 29, 2012) *

10.17	Amendment No. 1 to the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K, filed on March 29, 2012) *

10.18	Amendment No. 2 to the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of our Current Report on Form 10-Q, filed on August 28, 2014) *

10.19	Loan, Guaranty and Security Agreement by and among Gordmans, Inc., as Borrower, the Guarantors signatory thereto, as Credit Parties, the Lenders signatory thereto, as the Lenders, and Wells Fargo Retail Finance, LLC, as Administrative Agent and Joint Lead Arranger, and CIT Capital Securities LLC, as Syndication Agent and Joint Lead Arranger, dated as of February 20, 2009 (incorporated by reference to Exhibit 10.9 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)

10.20	First Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., as Borrower, the Guarantors signatory thereto, as Credit Parties, the Lenders signatory thereto, as the Lenders, and Wells Fargo Retail Finance, LLC, as Administrative Agent and Joint Lead Arranger, and CIT Capital Securities LLC, as Syndication Agent and Joint Lead Arranger, dated as of March 16, 2009 (incorporated by reference to Exhibit 10.10 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.21	Notice of Request for Revolver Increase, dated as of March 31, 2009 (incorporated by reference to Exhibit 10.11 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.22	Second Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., as Borrower, the Guarantors signatory thereto, as Credit Parties, the Lenders signatory thereto, as the Lenders, and Wells Fargo Retail Finance, LLC, as Administrative Agent and Joint Lead Arranger, and CIT Capital Securities LLC, as Syndication Agent and Joint Lead Arranger, dated as of December 23, 2009 (incorporated by reference to Exhibit 10.12 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.23	Consent and Third Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Retail Finance, LLC, dated June 30, 2010 (incorporated by reference to Exhibit 10.32 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.24	Fourth Amendment to Loan, Guaranty and Security Agreement by and among Gordmans, Inc., the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Retail Finance, LLC, dated June 30, 2010 (incorporated by reference to Exhibit 10.33 of Amendment #2 of our Registration Statement on Form S-1 filed on June 30, 2010, No. 333-166436)

10.25	Fifth Amendment to Loan, Guaranty and Security Agreement, by and among Gordmans, Inc., each of the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Bank, National Association, as arranger and administrative agent, dated June 1, 2011 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 7, 2011)

10.26	Consent, Waiver and Sixth Amendment to Loan, Guaranty and Security Agreement, by and among Gordmans, Inc., each of the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Bank, National Association, as arranger and administrative agent, dated August 27, 2013 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on August 28, 2013)

10.27	Consent, Waiver and Seventh Amendment to Loan, Guaranty and Security Agreement, dated November 14, 2014, by and among Gordmans, Inc., each of the other credit parties signatory thereto, the lenders party thereto and Wells Fargo Bank, National Association, as arranger and administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 19, 2014)

10.28	Loan, Guaranty and Security Agreement, by and among Gordmans, Inc., each of the other credit parties signatory thereto, the lenders party thereto and Cerberus Business Finance, LLC, dated August 27, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 28, 2013)

10.29	Waiver and First Amendment to the Loan, Guaranty and Security Agreement dated as of August 27, 2013 by and among the Borrower, the guarantors from time to time party thereto, the lenders party thereto and Cerberus Business Finance, LLC, as the collateral and administrative agent for the lenders, dated June 9, 2014 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 10-Q, filed on June 12, 2014)

10.30	Second Amendment to the Loan, Guaranty and Security Agreement, dated as of November 14, 2014, to the Loan, Guaranty and Security Agreement, dated as of August 27, 2013, by the Borrower, the guarantors from time to time party thereto and Cerberus Business Finance, LLC, as the collateral and administrative agent for the lenders (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on November 19, 2014)

10.31	Joinder and Eighth Amendment to Loan, Guaranty and Security Agreement, dated June 29, 2015, by and among Gordmans, Inc., each of the other credit parties thereto, the lender party thereto and Wells Fargo Bank, National Association, as arranger, administrative agent and term agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 2, 2015)

10.32	Lease Agreement by and between NL Ventures VII Douglas, L.L.C., as Lessor, and Gordmans, Inc., as Lessee, dated as of November 21, 2008 (incorporated by reference to Exhibit 10.13 of Amendment #4 of our Registration Statement on Form S-1 filed on August 2, 2010, No. 333-166436)

10.33	Industrial Building Lease by and between Nebraska Furniture Mart, Inc., as Landlord, and Gordmans, Inc., as Tenant, dated as of December 2, 2005 (incorporated by reference to Exhibit 10.14 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.34	First Amendment to Industrial Building Lease by and between Nebraska Furniture Mart, Inc., as Landlord, and Gordmans, Inc., as Tenant, dated March 1, 2006 (incorporated by reference to Exhibit 10.15 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.35	Second Amendment to Industrial Building Lease by and between Nebraska Furniture Mart, Inc., as Landlord, and Gordmans, Inc., as Tenant, dated March 31, 2008 (incorporated by reference to Exhibit 10.16 of Amendment #3 our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.36	Build to Suit Distribution Center Lease Agreement by and between Ambrose Monrovia, LLC, as Landlord, and Gordmans Distribution Company, Inc., as Tenant, dated January 14, 2013 (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K, filed on April 17, 2013)

10.37	Amended and Restated Sublease Agreement by and between A.G. Realty Company, as Landlord, and Gordmans, Inc., as Tenant, dated July 21, 2008 (incorporated by reference to Exhibit 10.17 of Amendment #1 of our Registration Statement on Form S-1 filed on June 4, 2010, No. 333-166436)

10.38	Form of Restricted Stock Agreement under the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.47 of Amendment #2 of our Registration Statement on Form S-1 filed on June 30, 2010, No. 333-166436)*

10.39	Form of Incentive Stock Option Agreement under the Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.48 of Amendment #2 of our Registration Statement on Form S-1 filed on June 30, 2010, No. 333-166436)*

10.40	Form of Performance Shares Agreement under the Gordmans, Stores, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of our Current Report on Form 10-Q, filed on August 28, 2015)*

10.41	Services Agreement by and between Gordmans Stores, Inc. and Sun Capital Partners Management V, LLC, dated July 16, 2010 (incorporated by reference to Exhibit 10.49 of Amendment #3 of our Registration Statement on Form S-1 filed on July 23, 2010, No. 333-166436)

10.42	Separation and Release Agreement By and Between Gordmans, Inc. and Michael E. Wirkkala, dated as of February 12, 2016

21.1	List of subsidiaries of Gordmans Stores, Inc. (incorporated by reference to Exhibit 21.1 of Annual Report on Form 10-K filed on March 31, 2011)

23.1	Consent of Grant Thornton, LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2016

GORDMANS STORES, INC.

By:	/s/ Andrew T. Hall
Andrew T. Hall
President, Chief Executive Officer and Secretary (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Andrew T. Hall and James B. Brown, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2016:

Signature	Title

/s/ ANDREW T. HALL Andrew T. Hall	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)

/s/ JAMES B. BROWN James B. Brown	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ T. SCOTT KING T. Scott King	Chairman of the Board of Directors

/s/ MARK E. BRODY Mark E. Brody	Director

/s/ STEWART M. KASEN Stewart M. Kasen	Director

/s/ DONALD V. ROACH Donald V. Roach	Director

/s/ JAMES A. SHEA James A. Shea	Director

/s/ KENNETH I. TUCHMAN Kenneth I. Tuchman	Director

/s/ BRIAN J. URBANEK Brian J. Urbanek	Director