Form 10-Q
period 2016-04-30
Gordmans Stores, Inc.
filed 2016-06-08
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $0.001 par value, outstanding as of June 6, 2016: 19,626,568 shares

GORDMANS STORES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except per share data)

(Unaudited)

	13 Weeks Ended April 30, 2016	13 Weeks Ended May 2, 2015
Net sales	$142,180	$145,940
License fees from leased departments	2,228	2,433
Cost of sales	(82,392)	(83,405)

Gross profit	62,016	64,968
Selling, general and administrative expenses	(63,887)	(63,318)

Income / (loss) from operations	(1,871)	1,650
Interest expense, net	(785)	(1,036)

Income / (loss) before taxes	(2,656)	614
Income tax (expense) / benefit	1,036	(240)

Net income / (loss)	$(1,620)	$374

Basic earnings / (loss) per share	$(0.08)	$0.02
Diluted earnings / (loss) per share	$(0.08)	$0.02

Basic weighted average shares outstanding	19,429	19,368
Diluted weighted average shares outstanding	19,429	19,528

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s except share and per share data)

(Unaudited)

	April 30, 2016	January 30, 2016	May 2, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,517	$6,969	$8,691
Accounts receivable	3,972	3,896	4,144
Landlord receivable	3,521	3,805	4,490
Income taxes receivable	3,079	2,746	8,323
Merchandise inventories	102,736	106,566	105,789
Deferred income taxes	5,077	5,077	2,896
Prepaid expenses and other current assets	9,955	8,096	9,725

Total current assets	136,857	137,155	144,058
PROPERTY AND EQUIPMENT, net	89,484	86,375	89,124
INTANGIBLE ASSETS, net	1,820	1,820	1,820
OTHER ASSETS, net	3,845	3,822	3,614

TOTAL ASSETS	$232,006	$229,172	$238,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$64,664	$66,393	$76,856
Accrued expenses	27,997	30,151	30,552
Current portion of long-term debt, net	26,641	18,390	14,991

Total current liabilities	119,302	114,934	122,399

NONCURRENT LIABILITIES:
Long-term debt, less current portion, net	26,909	27,345	26,573
Deferred rent	34,703	33,522	34,609
Deferred income taxes	17,490	18,130	15,636
Other liabilities	322	347	262

Total noncurrent liabilities	79,424	79,344	77,080

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of April 30, 2016, January 30, 2016 and May 2, 2015	—	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 20,041,776 issued and 19,633,143 outstanding at April 30, 2016, 20,090,881 issued and 19,682,248 outstanding as of January 30, 2016, 19,995,306 issued and 19,586,673 outstanding as of May 2, 2015	20	20	20
Additional paid-in capital	54,563	54,601	54,146
Accumulated deficit	(21,303)	(19,727)	(15,029)

Total stockholders’ equity	33,280	34,894	39,137

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,006	$229,172	$238,616

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share data)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE, January 31, 2015	19,576,623	$20	$53,870	$(15,403)	$38,487
Share-based compensation expense, net of forfeitures	—	—	256	—	256
Issuance of restricted stock, net of forfeitures	6,900	—	—	—	—
Exercise of stock options	3,150	—	19	—	19
Tax benefit on stock options exercised	—	—	1	—	1
Net income	—	—	—	374	374

BALANCE, May 2, 2015	19,586,673	$20	$54,146	$(15,029)	$39,137

BALANCE, January 30, 2016	19,682,248	$20	$54,601	$(19,727)	$34,894
Share-based compensation expense, net of forfeitures	—	—	74	—	74
Issuance of restricted stock, net of forfeitures	(49,105)	—	—	—	—
Forfeiture of dividends payable on unvested restricted stock	—	—	—	44	44
Deferred tax asset shortfall related to share-based compensation expense	—	—	(112)	—	(112)
Net loss	—	—	—	(1,620)	(1,620)

BALANCE, April 30, 2016	19,633,143	$20	$54,563	$(21,303)	$33,280

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Unaudited)

	13 Weeks Ended April 30, 2016	13 Weeks Ended May 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$(1,620)	$374
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization expense	4,420	4,016
Amortization of deferred financing fees	67	199
Loss on retirement / sale of property and equipment	—	23
Deferred income taxes	(640)	—
Share-based compensation expense, net of forfeitures	74	256
Deferred tax asset shortfall related to share-based compensation expense	(112)	—
Net changes in operating assets and liabilities:
Accounts, landlord and income taxes receivable	(125)	(2,943)
Merchandise inventories	3,830	(11,319)
Prepaid expenses and other current assets	(1,859)	(1,190)
Other assets	(23)	116
Accounts payable	(1,729)	12,507
Deferred rent	1,181	(772)
Accrued expenses and other liabilities	(1,533)	(743)

Net cash provided by operating activities	1,931	524

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,920)	(2,543)
Proceeds from sale-leaseback transactions	789	804

Net cash used in investing activities	(8,131)	(1,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	59,900	52,600
Repayments on revolving line of credit	(51,690)	(49,801)
Payment of long-term debt	(462)	(321)
Payment of debt issuance costs	—	(225)
Proceeds from the exercise of stock options	—	19

Net cash provided by financing activities	7,748	2,272

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,548	1,057
CASH AND CASH EQUIVALENTS, Beginning of period	6,969	7,634

CASH AND CASH EQUIVALENTS, End of period	$8,517	$8,691

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share Data and Per Share Amounts)

(Unaudited)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The condensed consolidated financial statements include the accounts of Gordmans Stores, Inc. (the “Company”) and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of January 30, 2016 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature.

Summary of Significant Accounting Policies – The accounting policies followed by the Company are reflected in the notes to the consolidated financial statements for the fiscal year ended January 30, 2016, included in our fiscal year 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 30, 2016. Due to the seasonality of our business, the results of operations for any quarter are not necessarily indicative of the operating results for the full fiscal year. In addition, quarterly results of operations can vary based upon the timing and amount of net sales and costs associated with the opening of new stores.

Adoption of New Accounting Principles – During the three months ended April 30, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and is effective retrospectively for all years reported. The following table summarizes the effects of this new guidance on amounts previously reported in our condensed consolidated balance sheets at the periods ended:

	January 30, 2016			May 2, 2015
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
Other assets	$4,902	$(1,080)	$3,822	$5,818	$(2,204)	$3,614
Total assets	230,252	(1,080)	229,172	240,820	(2,204)	238,616
Current portion of long-term debt	18,850	(460)	18,390	15,405	(414)	14,991
Total current liabilities	115,394	(460)	114,934	122,813	(414)	122,399
Long-term debt, less current portion	27,965	(620)	27,345	28,363	(1,790)	26,573
Total noncurrent liabilities	79,964	(620)	79,344	78,870	(1,790)	77,080
Total liabilities and stockholders’ equity	230,252	(1,080)	229,172	240,820	(2,204)	238,616

Recently Issued Accounting Pronouncements – In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-04, Extinguishments of Liabilities, to provide specific guidance for the derecognition of prepaid store-valued product liabilities. ASU 2016-04 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-04 on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-09 on the consolidated financial statements.

B. DESCRIPTION OF THE BUSINESS

Gordmans Stores, Inc. operated 103 everyday value price department stores under the trade name “Gordmans” located in 22 states as of April 30, 2016. Gordmans offers a wide merchandise assortment including apparel and footwear for men, women and children, accessories, fragrances and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment. We also operate an eCommerce site which provides a broad selection of merchandise in a convenient, user-friendly digital platform.

The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker. The Company has one reportable segment. The Company’s operations include activities related to retail stores. The Company opened one new store during the thirteen weeks ended April 30, 2016 and opened two new stores during the thirteen weeks ended May 2, 2015.

The following table reflects the percentage of revenues by major merchandising category:

	13 Weeks Ended April 30, 2016	13 Weeks Ended May 2, 2015
Apparel	57.0%	57.9%
Home Fashions	26.8	25.8
Accessories (including fragrances)	16.2	16.3

Total	100.0%	100.0%

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	April 30, 2016	January 30, 2016	May 2, 2015
Leasehold improvements	$14,219	$14,034	$12,404
Furniture, fixtures and equipment	90,075	89,481	83,496
Computer software	28,796	28,606	25,338
Capitalized leases	1,091	2,402	2,402
Construction in progress	10,878	4,320	5,780

	145,059	138,843	129,420
Less accumulated depreciation and amortization	(55,575)	(52,468)	(40,296)

	$89,484	$86,375	$89,124

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

The Company had $25.2 million of borrowings outstanding under the revolving line of credit facility as of April 30, 2016, which is included in the current portion of long-term debt as the Company intends to repay the outstanding borrowings within the next twelve months. The Company had $17.0 million and $13.8 million of borrowings outstanding under the revolving line of credit facility as of January 30, 2016 and May 2, 2015, respectively. Average borrowings during the thirteen week periods ended April 30, 2016 and May 2, 2015, were $20.6 million and $11.7 million, respectively.

Borrowings under this facility bear interest at various rates, with two rate options at the discretion of management as follows: (1) for base rate advances, borrowings bear interest at the prime rate plus 1.00% when average excess availability is less than or equal to $40.0 million and the prime rate plus 0.75% when average excess availability is greater than $40.0 million, and (2) for LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 2.00% when average excess availability is less than or equal to $40.0 million and the LIBOR rate plus 1.75% when average excess availability is greater than $40.0 million. The Company is required to maintain minimum excess availability under the revolving line of credit facility of at least $20.0 million, the calculation of which now includes up to $3.0 million of unrestricted cash. The Company had $48.2 million, $56.3 million and $59.5 million available to borrow at April 30, 2016, January 30, 2016 and May 2, 2015, respectively. Borrowings under this facility totaling $10.2 million bore interest at a rate of 4.25% under the base rate option and $15.0 million bore interest at a rate of 2.19% under the LIBOR option at April 30, 2016. Borrowings under this facility bore interest at a rate of 4.25% under the base rate option January 30, 2016 which compares to the Cerberus line of credit facility interest rate of 3.75% at May 2, 2015. The Company had outstanding letters of credit included in the borrowing base totaling approximately $6.5 million, $6.7 million and $6.7 million as of April 30, 2016, January 30, 2016 and May 2, 2015, respectively.

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

The new secured term loan facility matures on the same date as the revolving line of credit facility and has principal payments of $0.4 million due on a quarterly basis beginning in October 2015 through the maturity date, with the remaining principal due on the maturity date of June 28, 2020. The Company may repay at any time all or a portion of the outstanding principal amount of the new secured term loan facility, subject to a prepayment premium equal to 3.0% in the first year, 1.5% in the second year, 0.5% in the third year and 0.0% thereafter. The term loan facility carries an interest rate equal to the LIBOR rate plus 6.25% with a floor of 1.0%. The interest rate on the new secured term loan facility was 7.25% at April 30, 2016 and January 30, 2016 which compares to the Cerberus senior term loan interest rate of 9.5% at May 2, 2015. The secured term loan facility includes a borrowing base in addition to the revolving loan borrowing base. The secured term loan facility is secured by the same collateral as the revolving line of credit facility but has a priority lien on real estate, fixtures, equipment, intellectual property and books, records, permits, licenses, insurance and proceeds thereof and a second lien on the revolving priority collateral, as defined in the June 29, 2015 amendment.

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

Among other provisions, the Company’s debt agreement with Wells Fargo contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under our $30.0 million senior term loan and, subject to certain conditions, indebtedness not to exceed $10.0 million in the aggregate in connection with all acquisitions occurring after February 20, 2009. The revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $0.5 million in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries, (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with ordinary corporate governance, overhead, legal and accounting and maintenance and (vi) dividends so long as no event of default exists, projected excess availability for the next twelve months is greater than $35.0 million and 30% of the loan cap and the fixed charge coverage ratio is greater than 1.0 to 1.0 on a historical and projected basis. The agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. Should the Company default on scheduled repayment of the secured term loan facility, Wells Fargo may make any outstanding obligations under the agreement immediately due and payable. As of April 30, 2016, the Company was in compliance with all of its debt covenants.

Long-term Debt – Long-term debt consists of the following:

	April 30, 2016	January 30, 2016	May 2, 2015
Revolving line of credit facility	$25,210	$17,000	$13,833
Term loan	28,740	29,160	29,157
Capital lease obligations	613	655	778

Total long-term debt	54,563	46,815	43,768
Less unamortized debt issuance costs	(1,013)	(1,080)	(2,204)

Total long-term debt, net	53,550	45,735	41,564
Less current portion of long-term debt, net	(26,641)	(18,390)	(14,991)

Long-term debt, less current portion, net	$26,909	$27,345	$26,573

At April 30, 2016, annual maturities of long-term debt during the next five fiscal years and thereafter were as follows:

Remainder of 2016	$1,388
2017	1,856
2018	1,863
2019	1,806
2020	47,650

Total long-term debt	$54,563

The Company had $25.2 million of borrowings outstanding under the revolving line of credit facility as of April 30, 2016, which is included in the current portion of long-term debt as the Company intends to repay the outstanding borrowings within the next twelve months. The Company had $17.0 million and $13.8 million of borrowings outstanding under the revolving line of credit facility as of January 30, 2016 and May 2, 2015, respectively.

Financial Instruments – Based on the borrowing rates currently available to the Company for debt with similar terms and the variable interest rate of the senior term loan, which has not significantly changed since the agreement was signed in June 2015, the fair value of the senior term loan approximates its carrying amount at April 30, 2016. For all other financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

Based on the borrowing rates currently available to the Company for debt with similar terms and the variable interest rate of the term loan dated June 29, 2015, the fair value of the term loan approximates its carrying amount of at April 30, 2016. Fair value approximates the carrying value of the outstanding balance on the revolving line of credit facility due to both the short-term nature of these borrowings and the variable interest rates of this agreement. For all other financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

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

Future minimum lease payments, by year, under operating leases and future obligations under non-cancelable leases, by year, as of April 30, 2016 are as follows:

	Operating Leases	Capital Leases
Remainder of 2016	$43,149	$144
2017	57,156	192
2018	52,448	192
2019	47,511	126
2020	41,591	—
After 2021	116,109	—

Total minimum lease payments	$357,964	654

Less: capital lease amount representing interest		(41)

Present value of minimum lease payments		613
Less: current maturities of capital lease obligations		(171)

Noncurrent maturities of capital lease obligations		$442

F. SHARE BASED COMPENSATION

The Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. As of April 30, 2016, an aggregate of 4,573,086 shares of the Company’s common stock were reserved under the 2010 Plan, subject to adjustments for stock splits and other actions affecting the Company’s common stock.

There were 1,822,610 shares of common stock available for future grants under the 2010 Plan at April 30, 2016.

Restricted Stock – A summary of restricted stock activity during the thirty-nine weeks ended April 30, 2016 is set forth in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 30, 2016	254,230	$5.91
Granted	1,250	2.50
Forfeited	(50,355)	7.63
Vested	(1,725)	4.05

Non-vested, April 30, 2016	203,400	$5.48

Restricted stock vests at rates of 20% per year over five years, 25% per year over four years or 33 1/3% per year over three years, as applicable. Unrecognized compensation expense on the restricted stock was $0.8 million at April 30, 2016, which is expected to be recognized over a period of 1.9 years.

Performance Shares – The Board of Directors granted performance shares in fiscal year 2015 to be awarded in the form of common stock to officers and other associates of the Company if certain market condition criteria are achieved. The performance shares vest at the end of fiscal year 2017 if certain criteria are achieved provided the participant is then employed by the Company. Vesting of these potentially issuable shares are dependent upon the Company’s total shareholder return for the three-year measurement period compared to a pre-determined group of retail peer competitors. If the Company’s total shareholder return is at the high end of the pre-determined group of retail peer competitors, the maximum amount of shares available to be issued pursuant to this award is 200% of the performance shares which are non-vested on April 30, 2016. The actual number of performance shares that will ultimately vest is based on the actual percentile ranking of the Company’s total shareholder return compared to the peer performance at the end of fiscal year 2017.

The Company used the Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The Monte Carlo valuation also estimated the number of performance shares that would be awarded which is reflected in the fair value on the grant date. The Monte Carlo valuation assumed 159.9% of the performance shares granted would be awarded at the end of fiscal year 2017 based upon the estimated Company’s total shareholder return relative to peer performance. Unrecognized compensation expense on the performance shares was $0.5 million at April 30, 2016, which is expected to be recognized over a period of 1.75 years.

A summary of performance share activity during the thirty-nine weeks ended April 30, 2016 is set forth in the table below:

Number of Shares
Non-vested, January 30, 2016	89,600
Granted	—
Forfeited	(10,500)

Non-vested, April 30, 2016	79,100

Stock Options - A summary of stock option activity during the thirty-nine weeks ended April 30, 2016 is set forth in the table below:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding, January 30, 2016	1,698,538	$6.90
Granted	27,500	2.50
Exercised	—	—
Forfeited	(274,385)	8.50

Outstanding, April 30, 2016	1,451,653	6.76	7.9	$—
Exercisable, April 30, 2016	437,569	9.79	6.4	—
Exercisable or expected to vest as of April 30, 2016	1,159,581	6.83	7.7	—

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of April 30, 2016 and the option strike price. The stock price at April 30, 2016 was $2.31, which was below the weighted average exercise price for options exercisable at April 30, 2016.

There were no stock option exercises during the thirteen weeks ended April 30, 2016. The Company received $19 thousand of proceeds from the exercise of stock options during the thirteen weeks ended May 2, 2015, which is reflected as a financing cash inflow in the condensed consolidated statement of cash flows. The aggregate intrinsic value of stock options exercised during the thirteen weeks ended May 2, 2015 was $6 thousand.

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during the thirty-nine weeks ended April 30, 2016 are illustrated in the following table:

13 Weeks Ended April 30, 2016
Risk-free interest rate	2.0%
Dividend yield	2.0%
Expected volatility	46.0%
Expected life (years)	6.25
Weighted average fair value of options granted	$0.94

Stock options have ten-year contractual terms and vest at rates of either 20% per year over five years or 25% per year over four years as applicable. None of the stock options outstanding at April 30, 2016 were subject to performance or market-based vesting conditions. As of April 30, 2016, the unrecognized compensation expense on stock options was $1.2 million, which is expected to be recognized over a weighted average period of 1.3 years.

Share-based compensation expense was $0.1 million and $0.3 million for the thirteen week periods ended April 30, 2016 and May 2, 2015, respectively. For the thirteen week period ended April 30, 2016, the company recorded a share-based compensation benefit of $0.2 million related to the forfeitures of unvested share-based awards.

G. EARNINGS / (LOSS) PER SHARE

The following is a reconciliation of the outstanding shares utilized in the computation of earnings / (loss) per share:

	13 Weeks Ended April 30, 2016	13 Weeks Ended May 2, 2015
Basic weighted average shares outstanding	19,428,965	19,367,960
Dilutive effect of non-vested stock and stock options	—	160,090

Diluted weighted average shares outstanding	19,428,965	19,528,050

The anti-dilutive effect of 1,451,351 and 664,375 stock options has been excluded from diluted weighted average shares outstanding for the thirteen week periods ended April 30, 2016 and May 2, 2015, respectively.

H. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash investing activities and other cash flow information:

	13 Weeks Ended April 30, 2016	13 Weeks Ended May 2, 2015
Non-cash investing and financing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$1,835	$3,700
Sales of property and equipment pursuant to sale-leaseback accounting	—	4,968
Dividends payable forfeited on unvested restricted stock	44	—
Other cash flow information:
Cash paid for interest	716	891
Cash paid for income taxes	56	39

Sales of property and equipment pursuant to sale-leaseback accounting represents the amount of structural assets sold to the landlord at the completion of construction for which the Company was deemed the owner during the construction period, pursuant to sale-leaseback accounting, and for which no cash was received upon transfer of ownership.

I. RELATED PARTY DISCLOSURE

The Company has a services agreement with Sun Capital Partners Management V, LLC (“Sun Capital Management”), an affiliate of private equity firm Sun Capital Partners, Inc. (“Sun Capital”) to (1) reimburse Sun Capital Management for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital Management with customary indemnification for any such services. The Company incurred expenses of $20 thousand and $15 thousand to Sun Capital Management under the terms of the services agreement for the thirteen week periods ended April 30, 2016 and May 2, 2015, respectively. Additionally, the Company purchased merchandise inventories of $0.4 million and $0.3 million in the normal course of business from merchandise vendors which are Sun Capital affiliates during the thirteen week periods ended April 30, 2016 and May 2, 2015, respectively.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, or strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the factors described in “Item 1A – Risk Factors” in our fiscal year 2015 Annual Report on Form 10-K.

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

The following discussion and analysis should be read in conjunction with our fiscal year 2015 Annual Report on Form 10-K and the unaudited condensed consolidated financial statements and the related notes thereto included in Item 1. Consolidated Financial Statements of this Quarterly Report.

Executive Overview

Gordmans is an everyday value price department store featuring a large selection of brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel and footwear for men, women and children, accessories (including fragrances) and home fashions. The origins of Gordmans date back to 1915, and as of April 30, 2016, we operated 103 stores in 22 states situated in a variety of shopping center developments, including lifestyle centers, power centers and enclosed regional shopping malls. We also operate an eCommerce site which provides a broad selection of merchandise in a convenient, user-friendly digital platform.

We opened one new store during the thirteen weeks ended April 30, 2016 and two new stores during the thirteen weeks ended May 2, 2015.

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

Comparable Store Sales. Comparable store sales include retail stores that were open at least 16 months as of the end of the reporting period and eCommerce sales. Comparable store sales include stores that were relocated or remodeled and exclude stores that were closed. Comparable store sales are assessed on both an owned and licensed basis, which includes the impact to growth in comparable sales of departments where we own the inventory or departments which are licensed to a third party. We also review the average sale per transaction, comparable store transactions, store traffic and sales conversion rates. Comparable store sales are an important indicator of current operating performance, with higher comparable store sales helping us to leverage our fixed expenses and positively impacting our operating results.

Gross Profit. Gross profit is equal to our net sales minus cost of sales, plus license fee income generated from sales of footwear and maternity apparel in our leased departments. The license agreement related to our maternity business expired in March 2016 and was not renewed. Cost of sales includes the direct cost of purchased merchandise, inbound freight to our distribution centers, inventory shrinkage and inventory write-downs. Gross profit margin measures gross profit as a percentage of our net sales. Our gross profit may not be comparable to other retailers, as some companies include all of the costs related to their distribution network in cost of sales while others, like us, exclude a portion of these costs from cost of sales and include those costs in selling, general and administrative expenses. Our gross profit margin is a function of initial markup less shrink and markdowns, with higher initial markup and lower markdowns positively impacting our operating results.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all operating costs not included in cost of sales. These expenses include payroll and other expenses related to operations at our corporate office, store and eCommerce expenses, occupancy costs, certain distribution and warehousing costs for retail stores and eCommerce, pre-opening and closing expenses, depreciation and amortization and advertising expenses. Our ability to manage store level and certain other operating expenses directly impacts our operating results.

Overview

The net loss for the thirteen weeks ended April 30, 2016 was $1.6 million as compared to a net income of $0.4 million for the thirteen weeks ended May 2, 2015. Below are highlights of our financial results for the thirteen weeks ended April 30, 2016.

•	Net sales decreased 2.6% for the thirteen weeks ended April 30, 2016 as compared to the thirteen weeks ended May 2, 2015. Lower net sales were driven by a decrease in comparable store sales impacted by lower traffic during the thirteen weeks ended April 30, 2016, partially offset by an increase in the average sale per transaction and an increase in non-comparable stores during the thirteen weeks ended April 30, 2016. Comparable store sales on an owned basis decreased 5.0% for the thirteen weeks ended April 30, 2016 as compared a decrease of 1.7% for the thirteen weeks ended May 2, 2015.

•	Gross profit margin decreased 90 basis points in the thirteen weeks ended April 30, 2016 as compared to the thirteen weeks ended May 2, 2015, primarily as a result of higher merchandise inventory markdowns.

•	Selling, general and administrative expenses increased 150 basis points to 44.9% of net sales for the thirteen weeks ended April 30, 2016 compared to 43.4% of net sales for the thirteen weeks ended May 2, 2015. As a percent of net sales, selling, general and administrative expenses increased 150 basis points due to expenses related to the addition of eCommerce which was launched in mid-2015, an increase in professional fees primarily due to the Company’s engagement of an outside party to assist in identifying expense savings opportunities and increased depreciation expense, partially offset by decreases in distribution and corporate expense, as well as store payroll.

Basis of Presentation and Results of Operations

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. Fiscal years 2016 and 2015 represent fifty-two week years ending January 28, 2017 and ended January 30, 2016, respectively. All references to fiscal years are to the calendar year in which the fiscal year begins. The thirteen weeks ended April 30, 2016 and the thirteen weeks ended May 2, 2015 represent the first quarters of fiscal 2016 and fiscal 2015, respectively.

The table below sets forth the consolidated statements of operations data for the periods presented (in thousands):

	13 Weeks Ended April 30, 2016	13 Weeks Ended May 2, 2015
Statements of Operations Data:
Net sales	$142,180	$145,940
License fees from leased departments	2,228	2,433
Cost of sales	(82,392)	(83,405)

Gross profit	62,016	64,968
Selling, general and administrative expenses	(63,887)	(63,318)

Income / (loss) from operations	(1,871)	1,650
Interest expense, net	(785)	(1,036)

Income / (loss) before taxes	(2,656)	614
Income tax (expense) / benefit	1,036	(240)

Net income / (loss)	$(1,620)	$374

The table below sets forth the components of the consolidated statements of operations as a percentage of net sales:

	13 Weeks Ended April 30, 2016(1)	13 Weeks Ended May 2, 2015(1)
Net sales	100.0%	100.0%
License fees from leased departments	1.6	1.7
Cost of sales	(57.9)	(57.2)

Gross profit	43.6	44.5
Selling, general and administrative expenses	(44.9)	(43.4)

Income / (loss) from operations	(1.3)	1.1
Interest expense, net	(0.6)	(0.7)

Income / (loss) before taxes	(1.9)	0.4
Income tax (expense) / benefit	0.7	(0.2)

Net income / (loss)	(1.1)%	0.3%

(1)	Percentages may not foot due to rounding.

Thirteen Weeks Ended April 30, 2016 Compared to Thirteen Weeks Ended May 2, 2015

Net Sales

Net sales for the thirteen weeks ended April 30, 2016 decreased $3.8 million, or 2.6%, to $142.2 million as compared to $145.9 million for the thirteen weeks ended May 2, 2015. This decrease was primarily the result of a $7.2 million decrease in comparable store sales, partially offset by a $3.4 million increase in non-comparable store sales due to the opening of five net new stores in fiscal 2015, two of which opened in the first quarter of fiscal 2015. Owned comparable store sales decreased 5.0% during the thirteen weeks ended April 30, 2016. The comparable store sales decrease was primarily due to a high-single digit decrease in comparable transactions resulting from a decrease in guest traffic, partially offset by a low single digit increase in the average sale per transaction. From a major merchandising category perspective, Apparel and Accessories (including fragrances) experienced mid-single digit comparable store sales decreases and Home Fashions experienced a low-single digit comparable store sales decrease for the thirteen weeks ended April 30, 2016 compared to the thirteen weeks ended May 2, 2015. Additionally, first quarter 2016 includes net sales from our eCommerce operations which were launched at the end of the second quarter of fiscal 2015.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for the thirteen weeks ended April 30, 2016 decreased $0.2 million, or 8.4%, to $2.2 million as compared to $2.4 million for the thirteen weeks ended May 2, 2015, primarily due to the decrease in maternity license fees as our license agreement related to our maternity business expired in March 2016 and was not renewed.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirteen weeks ended April 30, 2016 decreased $3.0 million, or 4.5%, to $62.0 million as compared to $65.0 million for the thirteen weeks ended May 2, 2015. Gross profit margin decreased 90 basis points to 43.6% of net sales as compared to 44.5% of net sales for the first quarter of 2015. The 90 basis point decrease in gross profit was due primarily to higher merchandise inventory markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses during the thirteen weeks ended April 30, 2016 increased $0.6 million, or 0.9%, to $63.9 million as compared to $63.3 million for the thirteen weeks ended May 2, 2015. As a percentage of net sales, selling, general and administrative expenses were 44.9% for the thirteen weeks ended April 30, 2016 compared to 43.4% for the thirteen weeks ended May 2, 2015, a 150 basis point increase.

Store expenses increased $1.0 million in the thirteen weeks ended April 30, 2016 as compared to the thirteen weeks ended May 2, 2015 primarily due to expenses associated with the launch of eCommerce operations in mid-2015, the opening of five net new stores in fiscal 2015 and higher health and worker’s compensation insurance costs, partially offset by decreased store payroll in existing stores due to lower sales. Store expenses were 140 basis points higher in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, primarily due the launch of eCommerce operations in mid-2015 and the deleveraging of fixed asset costs associated with the comparable store sales decline, partially offset by a reduction in store payroll expense.

Depreciation and amortization expenses increased $0.4 million, or 30 basis points as a percentage of net sales, in the thirteen weeks ended April 30, 2016 as compared to the thirteen weeks ended May 2, 2015 due to increased investment in technology, including the launch of eCommerce operations in mid-2015.

Corporate expenses increased $0.1 million, or 20 basis points, in the thirteen weeks ended April 30, 2016 as compared to the thirteen weeks ended May 2, 2015, primarily due higher professional service fees of $0.7 million related to the Company’s engagement of an outside party to assist in identifying expense savings opportunities and an increase of $0.2 million in investments in upgrading our information technology systems during the first quarter of fiscal 2016. These increases were partially offset by a decrease of $0.2 million in corporate payroll, a $0.2 million decrease in recruiting and relocation expense and a $0.3 million decrease in other professional consulting services during the first quarter of fiscal 2016.

Advertising expenses increased $0.1 million in the thirteen weeks ended April 30, 2016 as compared to the thirteen weeks ended May 2, 2015 due primarily to an increase in television advertising expenses, partially offset by a decrease in direct mail and preprint expenses during the thirteen weeks ended April 30, 2016.

Pre-opening and closing expenses decreased $0.5 million, or 20 basis points as a percentage of net sales, in the thirteen weeks ended April 30, 2016 due to the opening of one new store in the first quarter of fiscal 2016 compared to the opening of two new stores during the first quarter 2015. No stores were closed during the first quarter of fiscal 2016 and 2015, respectively.

Distribution center expenses decreased $0.5 million, or 20 basis points as a percentage of net sales, in the thirteen weeks ended April 30, 2016 primarily due to lower processing, payroll, and delivery costs as a result of lower inventory receipts and operational efficiencies obtained during the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015.

Interest Expense, Net

Interest expense, net for the thirteen weeks ended April 30, 2016 decreased $0.2 million to $0.8 million compared to $1.0 million for the thirteen weeks ended May 2, 2015 due primarily to a 225 basis point reduction in the interest rate on the refinanced term loan during the second quarter of fiscal 2015, partially offset by higher borrowings on the revolving line of credit facility.

Income / (Loss) before Taxes

The net loss before taxes for the thirteen weeks ended April 30, 2016 was $2.7 million compared to income before taxes of $0.6 million for the thirteen weeks ended May 2, 2015. As a percentage of net sales, the net loss before taxes was 1.9% for the first quarter of fiscal 2016 compared to income before taxes of 0.4% for the first quarter of fiscal 2015.

Income Tax (Expense) / Benefit

The income tax benefit for the thirteen weeks ended April 30, 2016 was $1.0 million compared to income tax expense of $0.2 million for the thirteen weeks ended May 2, 2015. The effective income tax rate for the first quarter of fiscal 2016 was 39.0% compared to the effective income tax rate of 39.1% for the first quarter of fiscal 2015. The effective rate differed from the federal enacted rate of 35% primarily due to state taxes, net of federal benefits.

Net Income / (Loss)

The net loss for the thirteen weeks ended April 30, 2016 was $1.6 million compared to net income of $0.4 million for the thirteen weeks ended May 2, 2015.

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

Liquidity and Capital Resources

Our primary ongoing cash requirements are for operating expenses, inventory, new store capital investment, investments in our information technology (including our eCommerce operations which were launched in mid-2015 and the replacement of our existing point-of-sale system beginning in 2016), capital expenditures for existing store improvements and investments in our distribution centers, as well as debt service. Our typical investment in a new store is approximately $1.2 million, which represents pre-opening expenses of $0.3 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening of approximately $1.2 million have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility, tenant improvement allowances and the use of operating leases for new stores.

Our working capital at April 30, 2016 decreased $4.7 million, or 21.0%, to $17.6 million compared to working capital of $22.2 million at January 30, 2016. Working capital was $21.6 million at May 2, 2015. The decrease in working capital from January 30, 2016 to April 30, 2016 primarily relates to higher borrowings on our line of credit facility.

Total long-term debt, net increased from $45.7 million at January 30, 2016 to $53.6 million at April 30, 2016 primarily due to higher borrowings on our line of credit facility at April 30, 2016 as compared to January 30, 2016. On August 26, 2013, the Company entered into a five year, $45.0 million senior term loan with Cerberus Business Finance, LLC (“Cerberus”) as amended on November 14, 2014, to fund a portion of the $69.9 million special cash dividend payment declared in 2013. The remainder of the special cash dividend payment was funded by cash from operations. The Company paid down $15.0 million of principal on the senior term loan on November 17, 2014. On June 29, 2015, this senior term loan was extinguished in full with proceeds from a new $30.0 million secured term loan facility provided by Wells Fargo Bank, National Association (“Wells Fargo”), as arranger and administrative agent for the lenders, pursuant to the Joinder and Eighth Amendment to Loan, Guaranty and Security Agreement (“Eighth Amendment”) dated June 29, 2015. The majority of the secured term loan principal is due on the maturity date of June 28, 2020, with quarterly principal payments of $0.4 million through the maturity date. Principal payments on our secured term loan will be funded with cash from operations and, if necessary, borrowings under our $80.0 million revolving line of credit facility.

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

The Eighth Amendment to the debt agreement with Wells Fargo changed the minimum excess availability requirements and certain negative and affirmative covenant requirements. The amendment established a term loan borrowing base to govern the term loan facility in addition to the revolving loan borrowing base that currently governs the revolving line of credit facility. We were in compliance with all of our debt covenants as of April 30, 2016.

There were $25.2 million of borrowings outstanding under our revolving line of credit facility at April 30, 2016, as compared to $17.0 million of borrowings outstanding under our revolving line of credit facility at January 30, 2016 and $13.8 million of borrowings outstanding under our revolving line of credit facility at May 2, 2015. Cash and cash equivalents were $8.5 million, $7.0 million and $8.7 million at April 30, 2016, January 30, 2016 and May 2, 2015, respectively. Net cash provided by operating activities was $1.9 million during the thirteen weeks ended April 30, 2016 compared to $0.5 million during the thirteen weeks ended May 2, 2015. Average borrowings under our revolving line of credit facility increased to $20.6 million for the thirteen weeks ended April 30, 2016 from $11.7 million in thirteen weeks ended May 2, 2015. The largest amount borrowed at one time during the thirteen weeks ended April 30, 2016 was $25.8 million compared to $15.4 million during the thirteen weeks ended May 2, 2015. Availability under our revolving line of credit facility was $48.2 million at April 30, 2016 compared to $56.3 million at January 30, 2016 and $59.5 million at May 2, 2015. Stockholders’ equity was $33.3 million as of April 30, 2016 compared to $34.9 million as of January 30, 2016 and $39.1 million as of May 2, 2015.

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

Capital Expenditures

Net capital expenditures during the thirteen weeks ended April 30, 2016 and May 2, 2015 were $8.1 million and $1.7 million, respectively. The increase in net capital expenditures during the thirteen weeks ended April 30, 2016 is primarily related to the increased investment in technology including the new point of sales system and timing of new store capital expenditures.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	13 Weeks Ended April 30, 2016	13 Weeks Ended May 2, 2015
Cash flows provided by operating activities	$1,931	$524
Cash flows used in investing activities	(8,131)	(1,739)
Cash flows provided by financing activities	7,748	2,272

Increase in cash and cash equivalents	1,548	1,057
Cash and cash equivalents at beginning of period	6,969	7,634

Cash and cash equivalents at end of period	$8,517	$8,691

Cash Flows from Operating Activities

Net cash provided by operating activities in the thirteen weeks ended April 30, 2016 was $1.9 million, which included a net loss of $1.6 million and noncash charges of $3.8 million comprised of depreciation and amortization expense of $4.4 million, share-based compensation expense of $0.1 million, amortization of deferred financing fees of $0.1 million, offset by changes in deferred income taxes of $0.6 million and $0.1 million associated with the deferred asset shortfall related to share-based compensation expense. Net cash provided by operating activities in the thirteen weeks ended April 30, 2015 was favorably impacted by a decrease in merchandise inventories of $3.8 million primarily related to lower in-transit inventory and an increase in deferred rent primarily related to new stores of $1.2 million. These increases in operating cash flows for the thirteen weeks ended April 30, 2016 were partially offset by an increase in prepaid and other assets of $1.9 million due to timing of software licensing agreement renewals as well as new store growth, a decrease in accounts payable of $1.7 million related to lower inventory receipts, a decrease in accrued expenses and other liabilities of $1.5 million primarily related to timing of holiday advertising payments during the first quarter of fiscal 2016, and an increase in accounts, landlord and income tax receivable of $0.1 million for the thirteen weeks ended April 30, 2016 as compared to the thirteen weeks ended May 2, 2015.

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

Cash Flows from Investing Activities

Net cash used in investing activities in the thirteen weeks ended April 30, 2016 and May 2, 2015 was $8.1 million and $1.7 million, respectively. Cash of $8.9 million and $2.5 million was used for purchases of property and equipment during the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively. The increase in cash used in investing activities of $6.4 million is primarily due to timing differences on new store capital expenditures impacted by sale-leaseback accounting as well as increased investment in the new point-of-sale system.

Proceeds from sale-leaseback transactions were $0.8 million for both the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively, where the Company was deemed the accounting owner of the structural property additions during the new store construction period pursuant to the underlying lease agreement.

Cash Flows from Financing Activities

Net cash provided by financing activities was $7.7 million during the thirteen weeks ended April 30, 2016, as compared to net cash provided by financing activities of $2.3 million during the thirteen weeks ended May 2, 2015. Borrowings and repayments on our revolving line of credit facility were $59.9 million and $51.7 million, respectively, during the thirteen weeks ended April 30, 2016, compared to $52.6 million and $49.8 million, respectively, during the thirteen weeks ended May 2, 2015. Cash of $0.5 million was also used during the thirteen weeks ended April 30, 2016 for payments on our secured term loan and on capital lease and financing agreements compared to $0.3 million during the thirteen weeks ended May 2, 2015. Accrued debt issue costs of $0.2 million were paid during the thirteen weeks ended May 2, 2015 related to the $45.0 million Cerberus senior term loan.

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

The loan, guaranty and security agreement provides for an $80.0 million revolving line of credit facility, subject to increase by the Company up to $100.0 million. Our revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on June 28, 2020. At April 30, 2016, we had $25.2 million of borrowings outstanding under our revolving line of credit facility as compared to outstanding borrowings of $17.0 million at January 30, 2016 and $13.8 million at May 2, 2015. The availability of our revolving line of credit facility is subject to a borrowing base, which is comprised of eligible credit card receivables and the liquidation value of eligible landed inventory, eligible distribution center inventory and eligible in-transit inventory. The Company is required to maintain minimum excess availability under the revolving line of credit facility of at least $20.0 million, the calculation of which now includes up to $3.0 million of unrestricted cash. Excess availability under our revolving line of credit facility was $51.2 million at April 30, 2016 and included letters of credit issued with an aggregate face amount of $6.5 million. There were borrowings under the facility of an aggregate of $59.9 million during the first quarter of fiscal 2016 and repayments of $51.7 million during the first quarter of fiscal 2016.

Interest is payable on borrowings under our revolving line of credit facility monthly at a rate equal to LIBOR or the base rate as selected by management, plus an applicable margin which ranges from 0.75% to 2.00% set quarterly dependent upon the whether excess availability is less than or greater than $40.0 million. Borrowings under this facility of $10.2 million bore interest at a rate of 4.25% under the base rate option and $15.0 million bore interest at a rate of 2.19% under the LIBOR option at April 30, 2016.

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

The new secured term loan matures on the same date as the revolving line of credit facility and has principal payments of $0.4 million due on a quarterly basis beginning in October 2015 through the maturity date, with the remaining principal due on the maturity date of June 28, 2020. The Company may repay at any time all or a portion of the outstanding principal amount of the secured term loan facility, subject to a prepayment premium equal to 3.0% in the first year, 1.5% in the second year, 0.5% in the third year and 0.0% thereafter. The term loan carries an interest rate equal to the LIBOR rate plus 6.25% with a floor of 1.0%. The interest rate on the term loan was 7.25% at April 30, 2016 and January 30, 2016 which compares to an interest rate of 9.5% on the Cerberus senior term loan on May 2, 2015. The term loan is secured by the same collateral as the revolving line of credit facility but has a priority lien on real estate, fixtures, equipment, intellectual property and books, records, permits, licenses, insurance, in each case related to term loan priority collateral, and proceeds thereof and a second lien on the revolving priority collateral, as defined in the Eighth Amendment.

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

As of April 30, 2016, the Company was in compliance with all of its debt covenants and expects to be in compliance with all of its debt covenants for measurement periods occurring through the remainder of fiscal 2016.

We also entered into two financing arrangements to purchase computer hardware and software during fiscal 2014. The Company’s remaining obligation under the financing arrangements was $0.6 million at April 30, 2016.

Contractual Obligations and Off-Balance-Sheet Arrangements

As noted in the table which follows, the Company has contractual obligations and commitments as of April 30, 2016 that may affect the financial condition of the Company. However, management believes there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition, results of operations, or cash flows. Other than the letters of credit set forth in the table below, the Company had no off-balance-sheet arrangements as of April 30, 2016. Letters of credit are entered into with certain vendors and Wells Fargo Bank, N.A. with terms that are financially and operationally beneficial to both parties primarily related to certain vendor financing partners and insurance providers for self-insurance reserves.

The following table summarizes our contractual obligations and commitments as of April 30, 2016 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Capital leases (1)	$654	$144	$384	$126	$—
Operating leases (2)(3)	357,964	43,149	109,604	89,102	116,109
Senior term loan (4)	36,527	2,834	7,183	26,510	—
Revolving line of credit	25,210	—	—	25,210	—
Letters of credit	6,545	6,545	—	—	—
Purchase orders (5)	117,697	117,697	—	—	—

Total	$544,597	$170,369	$117,171	$140,948	$116,109

(1)	Includes principal and interest payments on capital lease obligations.
(2)	Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds, but are not included in operating lease obligations.
(3)	Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 37% of lease expense for our retail stores in the thirteen weeks ended April 30, 2016.
(4)	Includes $28.7 million of principal payments and $7.8 million of interest payments on the senior term loan. Interest is calculated using the interest rate of 7.25% at April 30, 2016.
(5)	Purchase orders consist of open purchase orders for merchandise, net of receipts already received on those orders. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.

Critical Accounting Policies and Estimates

We have determined that our most critical accounting policies are those related to revenue recognition, merchandise inventories, property and equipment, long-lived assets, operating leases, self-insurance, share-based compensation and income taxes. There have been no significant changes to critical accounting policies discussed in our fiscal year 2015 Annual Report on Form 10-K except for the adoption of ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily through borrowings under our revolving line of credit facility and through outstanding borrowings on our secured term loan, both of which bear interest at variable rates.

Borrowings under our revolving line of credit facility bear interest at various rates, with two rate options at the discretion of management as follows: (1) for base rate advances, borrowings bear interest at the prime rate plus 1.00% when average excess availability is less than or equal to $40.0 million and the prime rate plus 0.75% when average excess availability is greater than $40.0 million, and (2) for LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 2.00% when average excess availability is less than or equal to $40.0 million and the LIBOR rate plus 1.75% when average excess availability is greater than $40.0 million. Borrowings and repayments under our revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $80.0 million. Borrowings and repayments under our revolving line of credit facility during the thirteen weeks ended April 30, 2016 were $59.9 million and $51.7 million respectively, with $25.8 million being the largest amount borrowed at one time during the thirteen weeks ended April 30, 2016. Borrowings outstanding under the revolving line of credit facility were $25.2 million at April 30, 2016. Average borrowings during the first quarter of fiscal 2016 were $20.6 million. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of our revolving line of credit facility. As of April 30, 2016, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.2 million per year.

Borrowings under our term loan bear interest at an interest rate equal to the LIBOR rate plus 6.25% with a floor of 1.00% (7.25% at April 30, 2016). We performed a sensitivity analysis assuming a hypothetical 100 basis point increase in the interest rate applied to the average amount outstanding on the term loan. As of April 30, 2016, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.3 million per year.

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

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2016 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Our risk factors have not changed materially from those disclosed in our fiscal year 2015 Annual Report on Form 10-K. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM  4. RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this Quarterly Report:

EXHIBIT INDEX

Exhibit Number	Description

10.1	Limited Waiver Agreement By and Between Gordmans, Inc. and Geoffrey B. Ayoub, dated as of April 6, 2016

10.2	Offer Letter, dated as of April 19, 2016, by and between the Company and Michael F. Ricart.

10.3	Michael F. Ricart Severance Agreement Letter, dated May 9, 2016.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 8, 2016

GORDMANS STORES, INC.

By:	/s/ ANDREW T. HALL
Andrew T. Hall
President, Chief Executive Officer and Secretary (Principal Executive Officer)

By:	/s/ JAMES B. BROWN
James B. Brown
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer and Principal Accounting Officer)