Form 10-Q
period 2016-07-30
Gordmans Stores, Inc.
filed 2016-09-08
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

or

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

Common Stock, $0.001 par value, outstanding as of September 1, 2016: 19,727,618 shares

GORDMANS STORES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except per share data)

(Unaudited)

	13 Weeks Ended July 30, 2016	13 Weeks Ended August 1, 2015	26 Weeks Ended July 30, 2016	26 Weeks Ended August 1, 2015
Net sales	$132,128	$143,434	$274,308	$289,374
License fees from leased departments	1,769	1,986	3,997	4,419
Cost of sales	(76,839)	(82,593)	(159,231)	(165,998)

Gross profit	57,058	62,827	119,074	127,795
Selling, general and administrative expenses	(65,255)	(64,819)	(129,142)	(128,137)

Loss from operations	(8,197)	(1,992)	(10,068)	(342)
Interest expense, net	(880)	(1,038)	(1,665)	(2,074)
Loss on extinguishment of debt	—	(2,014)	—	(2,014)

Loss before taxes	(9,077)	(5,044)	(11,733)	(4,430)
Income tax benefit	2,995	2,013	4,031	1,773

Net loss	$(6,082)	$(3,031)	$(7,702)	$(2,657)

Basic loss per share	$(0.31)	$(0.16)	$(0.40)	$(0.14)
Diluted loss per share	$(0.31)	$(0.16)	$(0.40)	$(0.14)

Basic weighted average shares outstanding	19,459	19,396	19,444	19,381
Diluted weighted average shares outstanding	19,459	19,396	19,444	19,381

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s except share data)

(Unaudited)

	July 30, 2016	January 30, 2016	August 1, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,426	$6,969	$9,946
Accounts receivable	4,368	3,896	3,608
Landlord receivable	5,751	3,805	2,561
Income taxes receivable	1,344	2,746	11,001
Merchandise inventories	110,472	106,566	118,889
Deferred income taxes	4,965	5,077	2,896
Prepaid expenses and other current assets	9,470	8,096	9,985

Total current assets	145,796	137,155	158,886
PROPERTY AND EQUIPMENT, net	92,421	86,375	86,955
INTANGIBLE ASSETS, net	1,820	1,820	1,820
OTHER ASSETS, net	3,711	3,822	3,563

TOTAL ASSETS	$243,748	$229,172	$251,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$73,387	$66,393	$79,436
Accrued expenses	29,990	30,151	27,235
Current portion of long-term debt, net	36,921	18,390	31,711

Total current liabilities	140,298	114,934	138,382

NONCURRENT LIABILITIES:
Long-term debt, less current portion, net	26,484	27,345	28,145
Deferred rent	36,582	33,522	31,640
Deferred income taxes	12,720	18,130	16,318
Other liabilities	318	347	237

Total noncurrent liabilities	76,104	79,344	76,340

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of July 30, 2016, January 30, 2016 and August 1, 2015	—	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 20,138,526 issued and 19,729,893 outstanding at July 30, 2016; 20,090,881 issued and 19,682,248 outstanding as of January 30, 2016; 20,133,581 issued and 19,724,948 outstanding as of August 1, 2015	20	20	20
Additional paid-in capital	54,711	54,601	54,542
Accumulated deficit	(27,385)	(19,727)	(18,060)

Total stockholders’ equity	27,346	34,894	36,502

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$243,748	$229,172	$251,224

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share data)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE, January 31, 2015	19,576,623	$20	$53,870	$(15,403)	$38,487
Share-based compensation expense, net of forfeitures	—	—	640	—	640
Issuance of restricted stock, net of forfeitures	142,500	—	—	—	—
Exercise of stock options	5,825	—	31	—	31
Tax benefit on stock options exercised	—	—	1	—	1
Net loss	—	—	—	(2,657)	(2,657)

BALANCE, August 1, 2015	19,724,948	$20	$54,542	$(18,060)	$36,502

BALANCE, January 30, 2016	19,682,248	$20	$54,601	$(19,727)	$34,894
Share-based compensation expense, net of forfeitures	—	—	302	—	302
Issuance of restricted stock, net of forfeitures	47,645	—	—	—	—
Forfeiture of dividends payable on unvested restricted stock	—	—	—	44	44
Deferred tax asset shortfall related to share-based compensation expense	—	—	(192)	—	(192)
Net loss	—	—	—	(7,702)	(7,702)

BALANCE, July 30, 2016	19,729,893	$20	$54,711	$(27,385)	$27,346

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Unaudited)

	26 Weeks Ended July 30, 2016	26 Weeks Ended August 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,702)	$(2,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,807	8,083
Write-off of deferred financing fees related to extinguishment of debt	—	1,722
Deferred tax valuation allowance	545	—
Share-based compensation expense, net of forfeitures	302	640
Amortization of deferred financing fees	132	355
Loss on retirement / sale of property and equipment	101	23
Deferred tax asset shortfall related to share-based compensation expense	(192)	—
Deferred income taxes	(5,843)	681
Net changes in operating assets and liabilities:
Accounts, landlord and income taxes receivable	(1,016)	(3,156)
Merchandise inventories	(3,906)	(24,419)
Prepaid expenses and other current assets	(1,373)	(1,450)
Other assets	111	80
Accounts payable	6,994	15,087
Deferred rent	3,060	(3,741)
Accrued expenses and other liabilities	(1,002)	(2,109)

Net cash used in operating activities	(982)	(10,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,895)	(8,038)
Proceeds from sale-leaseback transactions	3,752	2,412
Cash received on sale of property and equipment	44	—
Proceeds from insurance settlement	—	21

Net cash used in investing activities	(14,099)	(5,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	116,500	111,850
Repayments on revolving line of credit	(98,038)	(92,502)
Proceeds from secured term loan	—	30,000
Payment of long-term debt	(924)	(29,518)
Payment of debt issuance costs	—	(783)
Payment penalty on early extinguishment of debt	—	(292)
Dividends paid	—	(8)
Proceeds from the exercise of stock options	—	31

Net cash provided by financing activities	17,538	18,778

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,457	2,312
CASH AND CASH EQUIVALENTS, Beginning of period	6,969	7,634

CASH AND CASH EQUIVALENTS, End of period	$9,426	$9,946

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

Recently Issued Accounting Pronouncements – In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2016-04, Extinguishments of Liabilities, to provide specific guidance for the derecognition of prepaid store-valued product liabilities. ASU 2016-04 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-04 on the consolidated financial statements.

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

Adoption of New Accounting Principle – During the three months ended April 30, 2016, the Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and is effective retrospectively for all years reported. The following table summarizes the effects of this new guidance on amounts previously reported in our condensed consolidated balance sheets at the periods ended:

	January 30, 2016			August 1, 2015
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
Other assets	$4,902	$(1,080)	$3,822	$4,827	$(1,264)	$3,563
Total assets	230,252	(1,080)	229,172	252,488	(1,264)	251,224
Current portion of long-term debt	18,850	(460)	18,390	32,229	(518)	31,711
Total current liabilities	115,394	(460)	114,934	138,900	(518)	138,382
Long-term debt, less current portion	27,965	(620)	27,345	28,891	(746)	28,145
Total noncurrent liabilities	79,964	(620)	79,344	77,086	(746)	76,340
Total liabilities and stockholders’ equity	230,252	(1,080)	229,172	252,488	(1,264)	251,224

B. DESCRIPTION OF THE BUSINESS

Gordmans Stores, Inc. operated 103 everyday value price department stores under the trade name “Gordmans” located in 22 states as of July 30, 2016. Gordmans offers a wide merchandise assortment including apparel and footwear for men, women and children, accessories, fragrances and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment. We also operate an eCommerce site which provides a broad selection of merchandise in a convenient, user-friendly digital platform.

The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker. The Company has one reportable segment. The Company opened two new stores and closed one existing store during the twenty-six weeks ended July 30, 2016 and opened four new stores during the twenty-six weeks ended August 1, 2015.

The following table reflects the percentage of revenues by major merchandising category:

	13 Weeks Ended July 30, 2016	13 Weeks Ended August 1, 2015	26 Weeks Ended July 30, 2016	26 Weeks Ended August 1, 2015
Apparel	58.4%	59.1%	57.7%	58.5%
Home Fashions	25.9	25.4	26.4	25.6
Accessories (including fragrances)	15.7	15.5	15.9	15.9

Total	100.0%	100.0%	100.0%	100.0%

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 30, 2016	January 30, 2016	August 1, 2015
Leasehold improvements	$14,538	$14,034	$12,624
Furniture, fixtures and equipment	91,343	89,481	86,641
Computer software	29,076	28,606	26,957
Capitalized leases	1,091	2,402	2,402
Construction in progress	16,173	4,320	2,659

	152,221	138,843	131,283
Less accumulated depreciation and amortization	(59,800)	(52,468)	(44,328)

	$92,421	$86,375	$86,955

D. DEBT OBLIGATIONS

Revolving Line of Credit Facility – Gordmans, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, has an $80.0 million revolving line of credit facility provided by Wells Fargo Bank, National Association (“Wells Fargo”), as arranger and administrative agent for the lenders, pursuant to the Joinder and Eighth Amendment to Loan, Guaranty and Security Agreement dated June 29, 2015 (the “Wells Fargo Agreement”). The revolving line of credit facility may be increased by $20.0 million. The agreement expires June 28, 2020, at which time all outstanding indebtedness under the agreement becomes due and payable.

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

The Company had $35.5 million of borrowings outstanding under the revolving line of credit facility as of July 30, 2016, which is included in the current portion of long-term debt as the Company intends to repay the outstanding borrowings within the next twelve months. The Company had $17.0 million and $30.4 million of borrowings outstanding under the revolving line of credit facility as of January 30, 2016 and August 1, 2015, respectively. Average borrowings during the twenty-six week periods ended July 30, 2016 and August 1, 2015, were $26.5 million and $17.1 million, respectively.

Borrowings under this facility bear interest at various rates, with two rate options at the discretion of management as follows: (1) for base rate advances, borrowings bear interest at the prime rate plus 1.00% when average excess availability is less than or equal to $40.0 million and the prime rate plus 0.75% when average excess availability is greater than $40.0 million, and (2) for LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 2.00% when average excess availability is less than or equal to $40.0 million and the LIBOR rate plus 1.75% when average excess availability is greater than $40.0 million. The Company is required to maintain minimum excess availability under the revolving line of credit facility of at least $20.0 million, the calculation which includes up to $3.0 million of unrestricted cash. The Company had $34.6 million, $56.3 million and $42.5 million available to borrow at July 30, 2016, January 30, 2016 and August 1, 2015, respectively. Borrowings under this facility totaling $8.0 million bore interest at a rate of 4.25% under the base rate option and $27.5 million bore interest at rates between 2.23% and 2.40% under the LIBOR option at July 30, 2016. Borrowings under this facility bore interest at a rate of 4.25% under the base rate option January 30, 2016. The Company had outstanding letters of credit included in the borrowing base totaling approximately $9.9 million, $6.7 million and $7.1 million as of July 30, 2016, January 30, 2016 and August 1, 2015, respectively.

An unused line fee is payable quarterly in an amount equal to 0.25% per annum of the sum of the average daily unused revolver amount during the immediately preceding month plus the average daily balance of the letter of credit usage during the immediately preceding month. An administrative agent fee is also payable under the facility on an annual basis. Borrowings are secured by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. The revolving line of credit facility has a first lien on all collateral other than term loan priority collateral, as defined in the June 29, 2015 amendment, and a second lien on the term loan priority collateral, as defined in the June 29, 2015 amendment.

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

The new secured term loan facility matures on the same date as the revolving line of credit facility and has principal payments of $0.4 million due on a quarterly basis beginning in October 2015 through the maturity date, with the remaining principal due on the maturity date of June 28, 2020. The Company may repay at any time all or a portion of the outstanding principal amount of the new secured term loan facility, subject to a prepayment premium equal to 3.0% in the first year, 1.5% in the second year, 0.5% in the third year and 0.0% thereafter. The term loan facility carries an interest rate equal to the LIBOR rate plus 6.25% with a floor of 1.0%. The interest rate on the new secured term loan facility was 7.25% at July 30, 2016, January 30, 2016 and August 1, 2015. The secured term loan facility includes a borrowing base in addition to the revolving loan borrowing base. The secured term loan facility is secured by the same collateral as the revolving line of credit facility but has a priority lien on real estate, fixtures, equipment, intellectual property and books, records, permits, licenses, insurance and proceeds thereof and a second lien on the revolving priority collateral, as defined in the June 29, 2015 amendment.

The Cerberus senior term loan had a maturity date of August 27, 2018, with payments of $0.3 million due on a quarterly basis from October 2014 through October 2015. The Cerberus senior term loan was secured on a second lien basis by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. In connection with the extinguishment of the Cerberus senior term loan, the Company wrote off deferred financing fees of $1.7 million and paid a prepayment penalty of $0.3 million. These expenses are recorded as loss on extinguishment of debt in the condensed consolidated statement of operations during the second quarter of fiscal year 2015.

Among other provisions, the Company’s debt agreement with Wells Fargo contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under our $30.0 million senior term loan and, subject to certain conditions, indebtedness with all acquisitions not to exceed $10.0 million in the aggregate. The revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $0.5 million in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries, (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with ordinary corporate governance, overhead, legal and accounting and maintenance and (vi) dividends so long as no event of default exists, projected excess availability for the next twelve months is greater than $35.0 million and 30% of the loan cap and the fixed charge coverage ratio is greater than 1.0 to 1.0 on a historical and projected basis. The agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. Should the Company default on scheduled repayment of the secured term loan facility, Wells Fargo may make any outstanding obligations under the agreement immediately due and payable. As of July 30, 2016, the Company was in compliance with all of its debt covenants.

Long-term Debt – Long-term debt consists of the following:

	July 30, 2016	January 30, 2016	August 1, 2015
Revolving line of credit facility	$35,462	$17,000	$30,382
Term loan	28,320	29,160	30,000
Capital lease obligations	571	655	738

Total long-term debt	64,353	46,815	61,120
Less unamortized debt issuance costs	(948)	(1,080)	(1,264)

Total long-term debt, net	63,405	45,735	59,856
Less current portion of long-term debt, net	(36,921)	(18,390)	(31,711)

Long-term debt, less current portion, net	$26,484	$27,345	$28,145

At July 30, 2016, annual maturities of long-term debt during the next five fiscal years and thereafter were as follows:

Remainder of 2016	$926
2017	1,856
2018	1,863
2019	1,806
2020	57,902

Total long-term debt	$64,353

The Company had $35.5 million of borrowings outstanding under the revolving line of credit facility as of July 30, 2016, which is included in the current portion of long-term debt as the Company intends to repay the outstanding borrowings within the next twelve months. The Company had $17.0 million and $30.4 million of borrowings outstanding under the revolving line of credit facility as of January 30, 2016 and August 1, 2015, respectively.

Financial Instruments – Based on the borrowing rates currently available to the Company for debt with similar terms and the variable interest rate of the term loan, the fair value of the term loan approximates its carrying amount of at July 30, 2016. Fair value approximates the carrying value of the outstanding balance on the revolving line of credit facility due to both the short-term nature of these borrowings and the variable interest rates of this agreement. For all other financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

E. LEASES

The Company has entered into short and long term operating lease agreements. These leases relate to retail store locations, the distribution centers and the corporate headquarters. The leases expire on various dates through the year 2029 with most of the leases containing renewal options. Leases for retail store locations typically have base lease terms of 10 years, generally with one or more five year renewal periods. Certain retail store leases contain provisions for additional rent based on varying percentages of net sales. Leases for the distribution centers and corporate headquarters have base lease terms of 15 to 20 years with multiple renewal periods. In fiscal 2014, the Company entered into capital lease arrangements for computer hardware and related software with a lease term of 5 years.

Future minimum lease payments, by year, under operating leases and future obligations under non-cancelable leases, by year, as of July 30, 2016 are as follows:

	Operating Leases	Capital Leases
Remainder of 2016	$28,843	$96
2017	57,508	192
2018	53,517	192
2019	48,659	126
2020	42,739	—
2021 and thereafter	123,317	—

Total minimum lease payments	$354,583	606

Less: capital lease amount representing interest		(35)

Present value of minimum lease payments		571
Less: current maturities of capital lease obligations		(173)

Noncurrent maturities of capital lease obligations		$398

F. SHARE BASED COMPENSATION

The Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. As of July 30, 2016, an aggregate of 4,573,086 shares of the Company’s common stock were reserved under the 2010 Plan, subject to adjustments for stock splits and other actions affecting the Company’s common stock.

There were 1,124,950 shares of common stock available for future grants under the 2010 Plan as of July 30, 2016.

Restricted Stock - A summary of restricted stock activity during the twenty-six weeks ended July 30, 2016 is set forth in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 30, 2016	254,230	$5.91
Granted	108,350	1.73
Forfeited	(60,705)	7.15
Vested	(49,750)	5.14

Non-vested, July 30, 2016	252,125	$3.97

Restricted stock vests at varying rates of 20% per year over five years, 25% per year over four years or 33 1/3% per year over three years, as applicable. Unrecognized compensation expense on the restricted stock was $0.8 million at July 30, 2016, which is expected to be recognized over a period of 1.8 years.

Performance Shares – The Board of Directors granted performance shares in fiscal year 2015 to be awarded in the form of common stock to officers and other associates of the Company if certain market condition criteria are achieved. The performance shares vest at the end of fiscal year 2017 if certain criteria are achieved provided the participant is then employed by the Company. Vesting of these potentially issuable shares are dependent upon the Company’s total shareholder return for the three-year measurement period compared to a pre-determined group of retail peer competitors. If the Company’s total shareholder return is at the high end of the pre-determined group of retail peer competitors, the maximum amount of shares to be issued pursuant to this award is 200% of the performance shares which are non-vested as of July 30, 2016. The actual number of performance shares that will ultimately vest is based on the actual percentile ranking of the Company’s total shareholder return compared to the peer performance at the end of fiscal year 2017.

On June 7, 2016, the Board of Directors granted 108,800 performance shares to be awarded in the form of common stock to officers and other associates of the Company if certain market condition criteria is achieved. If the Company’s total shareholder return is at the high end of the pre-determined retail peer competitor index, the maximum amount of shares available to be issued pursuant to this award is 217,600 performance shares or 200% of the 108,800 performance shares approved on June 7, 2016. The actual number of performance shares that will ultimately vest is based on the actual percentile ranking of the Company’s total shareholder return compared to the peer performance at the end of fiscal year 2018.

The Company used the Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the Company in applying the Monte Carlo valuation model for option grants during the twenty-six weeks ended July 30, 2016 are illustrated in the following table:

26 Weeks Ended July 30, 2016
Risk-free interest rate	0.9%
Dividend yield	0.0%
Expected volatility	57.7%

The Monte Carlo valuation assumed 109.3% and 159.9% of the performance shares granted in fiscal years 2016 and 2015, respectively, would be awarded at the end of fiscal years 2018 and 2017 based upon the Company’s estimated total shareholder return relative to peer performance. Unrecognized compensation expense on the performance shares was $0.6 million at July 30, 2016, which is expected to be recognized over a weighted average period of 1.7 years.

A summary of performance share activity during the twenty-six weeks ended July 30, 2016 is set forth in the table below:

Number of Shares
Non-vested, January 30, 2016	89,600
Granted	108,800
Forfeited	(12,400)

Non-vested, July 30, 2016	186,000

Stock Options - A summary of stock option activity during the twenty-six weeks ended July 30, 2016 is set forth in the table below:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding, January 30, 2016	1,698,538	$6.90
Granted	704,500	1.75
Forfeited	(350,475)	9.10

Outstanding, July 30, 2016	2,052,563	4.96	8.4	$—
Exercisable, July 30, 2016	590,092	8.57	6.8	—

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of July 30, 2016 and the option strike price. The stock price at July 30, 2016 was $1.20, which was below the weighted average exercise price for options exercisable at July 30, 2016.

No stock options were exercised during the twenty-six weeks ended July 30, 2016. The Company received $31 thousand of proceeds from the exercise of stock options during the twenty-six weeks ended August 1, 2015. The aggregate intrinsic value of stock options exercised during the twenty-six weeks ended August 1, 2015 was $10 thousand.

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during the twenty-six weeks ended July 30, 2016 are illustrated in the following table:

26 Weeks Ended July 30, 2016
Risk-free interest rate	1.4 to 1.6%
Dividend yield	0.0 to 2.0%
Expected volatility	46.0%
Expected life (years)	6.25
Weighted average fair value of options granted	$0.80

Stock options have ten-year contractual terms and vest at rates of either 20% per year over five years or 25% per year over four years as applicable. None of the stock options outstanding at July 30, 2016 were subject to performance or market-based vesting conditions. As of July 30, 2016, the unrecognized compensation expense on stock options was $1.6 million, which is expected to be recognized over a weighted average period of 1.7 years.

Share-based compensation expense was $0.2 million and $0.4 million for the thirteen week periods ended July 30, 2016 and August 1, 2015, respectively. For the twenty-six week periods ended July 30, 2016 and August 1, 2015, share-based compensation expense was $0.3 million and $0.6 million, respectively. For the twenty-six week period ended July 30, 2016, the company recorded a share-based compensation benefit of $0.2 million related to the forfeitures of unvested share-based awards.

G. LOSS PER SHARE

The following is a reconciliation of the outstanding shares utilized in the computation of the loss per share:

	13 Weeks Ended July 30, 2016	13 Weeks Ended August 1, 2015	26 Weeks Ended July 30, 2016	26 Weeks Ended August 1, 2015
Basic weighted average shares outstanding	19,459,062	19,395,818	19,444,014	19,380,839
Dilutive effect of share-based awards	—	—	—	—

Diluted weighted average shares outstanding	19,459,062	19,395,818	19,444,014	19,380,839

The anti-dilutive effect of 1,777,706 and 1,576,983 stock options has been excluded from diluted weighted average shares outstanding for the thirteen and twenty-six week period ended July 30, 2016, respectively. The anti-dilutive effect of 1,758,717 and 1,479,947 stock options has been excluded from diluted weighted average shares outstanding for the thirteen and twenty-six week period ended August 1, 2015, respectively.

H. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash investing activities and other cash flow information:

	13 Weeks Ended July 30, 2016	13 Weeks Ended August 1, 2015	26 Weeks Ended July 30, 2016	26 Weeks Ended August 1, 2015
Non-cash investing and financing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$3,293	$1,733	$3,293	$1,733
Sales of property and equipment pursuant to sale-leaseback accounting	2,044	2,900	2,044	7,868
Dividends payable forfeited on unvested restricted stock	—	—	44	—
Deferred financing fees in accrued expenses at the end of the period	—	132	—	132
Other cash flow information:
Cash paid for interest, net	759	444	1,475	1,335
Cash (received) / paid for income taxes, net	—	(18)	64	21

Sales of property and equipment pursuant to sale-leaseback accounting represents the amount of structural assets sold to the landlord at the completion of construction for which the Company was deemed the owner during the construction period, pursuant to sale-leaseback accounting, and for which no cash was received upon transfer of ownership.

I. RELATED PARTY DISCLOSURE

The Company has a services agreement with Sun Capital Partners Management V, LLC (“Sun Capital Management”), an affiliate of the private equity firm Sun Capital Partners, Inc. (“Sun Capital”) to (1) reimburse Sun Capital Management for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital Management with customary indemnification for any such services. Sun Capital was reimbursed $14 thousand and $5 thousand during the thirteen week periods ended July 30, 2016 and August 1, 2015 and $34 thousand and $21 thousand during the twenty-six week periods ended July 30, 2016 and August 1, 2015, respectively. Additionally, the Company purchased merchandise inventories of $0.4 million and $0.7 million in the normal course of business from merchandise vendors which are Sun Capital affiliates during the thirteen week periods ended July 30, 2016 and August 1, 2015, and $0.8 million and $1.0 million during the twenty-six week periods ended July 30, 2016 and August 1, 2015, respectively.

J. SUBSEQUENT EVENTS

On September 2, 2016, the Borrower entered into the Ninth Amendment to Loan, Guaranty and Security Agreement with Wells Fargo. The amendment increases the borrowing availability under its revolving line of credit facility from $80.0 million to $100.0 million. In connection with the revolving line of credit facility increase, the Company’s borrowing base term loan reserve calculation now includes a minimum term loan reserve of $5.0 million. The Company’s requirement to maintain minimum excess availability under the revolving line of credit facility of at least $20.0 million, which includes up to $3.0 million of unrestricted cash, remains unchanged.

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

Executive Overview

Gordmans is an everyday value price department store featuring a large selection of brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel and footwear for men, women and children, accessories (including fragrances) and home fashions. The origins of Gordmans date back to 1915, and as of July 30, 2016, we operated 103 stores in 22 states situated in a variety of shopping center developments, including lifestyle centers, power centers and enclosed regional shopping malls. We also operate an eCommerce site which provides a broad selection of merchandise in a convenient, user-friendly digital platform.

We opened two new stores during the first half of fiscal 2016, one of which opened during the second quarter of fiscal 2016. This compares to opening four new stores during the first half of fiscal 2015, which included two new stores opened during the second quarter of fiscal 2015. We closed one existing stores during the second quarter of fiscal 2016.

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

Comparable Store Sales. Comparable store sales include retail stores that were open at least 16 months as of the end of the reporting period and eCommerce sales. Comparable store sales include stores that were relocated or remodeled and exclude stores that were closed. Comparable store sales are assessed on both an owned and licensed basis, which includes the impact to growth in comparable sales of departments where we own the inventory or departments which are licensed to a third party. We also review the average sale per transaction, comparable store transactions and store traffic. Comparable store sales are an important indicator of current operating performance, with higher comparable store sales helping us to leverage our fixed expenses and positively impacting our operating results.

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

Overview

The net loss for the thirteen and twenty-six weeks ended July 30, 2016 was $6.1 million and $7.7 million, respectively, as compared to a net loss of $3.0 million and $2.7 million, respectively, for the thirteen and twenty-six weeks ended August 1, 2015. Below are highlights of our financial results for the thirteen and twenty-six weeks ended July 30, 2016.

•	Net sales decreased 7.9% and 5.2%, respectively, for the thirteen and twenty-six weeks ended July 30, 2016 as compared to the thirteen and twenty-six weeks ended August 1, 2015. Lower net sales were driven by a decrease in comparable store sales impacted by lower traffic during the thirteen and twenty-six weeks ended July 30, 2016, partially offset by an increase in the average sale per transaction and an increase in non-comparable stores during the thirteen and twenty-six weeks ended July 30, 2016. Comparable store sales on an owned basis decreased 11.1% and 8.0% for the thirteen and twenty-six weeks ended July 30, 2016 as compared to a decrease of 1.7% for both the thirteen and twenty six weeks ended August 1, 2015. On an owned and licensed basis, comparable store sales declined 10.8% and 7.8% for the thirteen and twenty-six weeks ended July 30, 2016 as compared a decrease of 1.6% and 1.3% for the thirteen and twenty-six weeks ended August 1, 2015.

•	Gross profit margin decreased 60 basis points during the thirteen weeks ended July 30, 2016 and 80 basis points during the twenty-six weeks ended July 30, 2016, as compared to the thirteen weeks and twenty-six weeks ended August 1, 2015, primarily as a result of higher merchandise inventory markdowns.

•	Selling, general and administrative expenses increased 420 basis points to 49.4% of net sales for the thirteen weeks ended July 30, 2016 compared to 45.2% of net sales for the thirteen weeks ended August 1, 2015 and increased 280 basis points to 47.1% of net sales for the twenty-six weeks ended July 30, 2016 compared to 44.3% of net sales for the twenty-six weeks ended August 1, 2015. The increase in selling, general and administrative expenses for the thirteen and twenty-six weeks ended July 30, 2016 as a percentage of net sales was primarily due to the deleveraging of store costs associated with the comparable store sales decline, higher professional fees related to the comprehensive expense review, eCommerce operations which were launched in mid-2015 and higher depreciation expense, partially offset by reduced store payroll, lower pre-opening expenses and lower distribution center expenses.

Basis of Presentation and Results of Operations

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. Fiscal years 2016 and 2015 represent fifty-two week years ending January 28, 2017 and ended January 30, 2016, respectively. All references to fiscal years are to the calendar year in which the fiscal year begins. The thirteen weeks ended July 30, 2016 and August 1, 2015 represent the second quarters of fiscal 2016 and fiscal 2015, respectively. The twenty-six weeks ended July 30, 2016 and August 1, 2015 represent the first half of fiscal 2016 and fiscal 2015, respectively.

The table below sets forth the consolidated statements of operations data for the periods presented (in thousands):

	13 Weeks Ended July 30, 2016	13 Weeks Ended August 1, 2015	26 Weeks Ended July 30, 2016	26 Weeks Ended August 1, 2015
Statements of Operation Data:
Net sales	$132,128	$143,434	$274,308	$289,374
License fees from leased departments	1,769	1,986	3,997	4,419
Cost of sales	(76,839)	(82,593)	(159,231)	(165,998)

Gross profit	57,058	62,827	119,074	127,795
Selling, general and administrative expenses	(65,255)	(64,819)	(129,142)	(128,137)

Loss from operations	(8,197)	(1,992)	(10,068)	(342)
Interest expense, net	(880)	(1,038)	(1,665)	(2,074)
Loss on extinguishment of debt	—	(2,014)	—	(2,014)

Loss before taxes	(9,077)	(5,044)	(11,733)	(4,430)
Income tax benefit	2,995	2,013	4,031	1,773

Net loss	$(6,082)	$(3,031)	$(7,702)	$(2,657)

The table below sets forth the components of the consolidated statements of operations as a percentage of net sales:

	13 Weeks Ended July 30, 2016 (1)	13 Weeks Ended August 1, 2015 (1)	26 Weeks Ended July 30, 2016 (1)	26 Weeks Ended August 1, 2015 (1)
Net sales	100.0%	100.0%	100.0%	100.0%
License fees from leased departments	1.3	1.4	1.5	1.5
Cost of sales	(58.2)	(57.6)	(58.0)	(57.4)

Gross profit	43.2	43.8	43.4	44.2
Selling, general and administrative expenses	(49.4)	(45.2)	(47.1)	(44.3)

Loss from operations	(6.2)	(1.4)	(3.7)	(0.1)
Interest expense, net	(0.7)	(0.7)	(0.6)	(0.7)
Loss on extinguishment of debt	—	(1.4)	—	(0.7)

Loss before taxes	(6.9)	(3.5)	(4.3)	(1.5)
Income tax benefit	2.3	1.4	1.5	0.6

Net loss	(4.6)%	(2.1)%	(2.8)%	(0.9)%

(1)	Percentages may not foot due to rounding.

Thirteen Weeks Ended July 30, 2016 Compared to Thirteen Weeks Ended August 1, 2015

Net Sales

Net sales for the thirteen weeks ended July 30, 2016 decreased $11.3 million, or 7.9%, to $132.1 million as compared to $143.4 million for the thirteen weeks ended August 1, 2015. This decrease was primarily the result of a decrease in comparable store sales due to lower guest traffic, offset by an increase in non-comparable store sales due to the opening of five net new stores in fiscal 2015. Owned comparable store sales decreased $15.5 million, or 11.1%, while owned and licensed comparable store sales decreased 10.8% during the thirteen weeks ended July 30, 2016. The comparable store sales decrease was primarily due to a low-double digit decrease in comparable transactions resulting from a decrease in guest traffic, partially offset by a low-single digit increase in the average sale per transaction. From a major merchandising category perspective, Apparel generated low-double digit comparable store sales decreases, while Home Fashions and Accessories (including fragrances) experienced a high-single digit comparable store sales decrease for the thirteen weeks ended July 30, 2016 compared to the thirteen weeks ended August 1, 2015.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments was $1.8 million, or 1.3% of net sales, for the thirteen weeks ended July 30, 2016 and $2.0 million, or 1.4% of net sales, for the thirteen weeks ended August 1, 2015. This decrease was primarily due to the decrease in maternity license fees as our license agreement related to our maternity business expired in March 2016 and was not renewed.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirteen weeks ended July 30, 2016 decreased $5.8 million, or 9.2%, to $57.1 million as compared to $62.8 million for the thirteen weeks ended August 1, 2015. Gross profit margin decreased 60 basis points to 43.2% of net sales as compared to 43.8% of net sales for the second quarter of 2015. The 60 basis point decrease in gross profit was due primarily to higher merchandise inventory markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses during the thirteen weeks ended July 30, 2016 increased $0.4 million, or 0.7%, to $65.3 million as compared to $64.8 million for the thirteen weeks ended August 1, 2015. As a percentage of net sales, selling, general and administrative expenses were 49.4% for the thirteen weeks ended July 30, 2016 compared to 45.2% for the thirteen weeks ended August 1, 2015, a 420 basis point increase.

Corporate expenses increased $1.1 million, or 140 basis points, during the thirteen weeks ended July 30, 2016 as compared to the thirteen weeks ended August 1, 2015, primarily due to higher professional service fees related to the Company’s engagement of an outside party to assist in identifying expense savings opportunities, partially offset by a decrease in share-based compensation expense due primarily to executive forfeitures.

Depreciation and amortization expenses increased $0.3 million, or 50 basis points as a percentage of net sales, during the thirteen weeks ended July 30, 2016 as compared to the thirteen weeks ended August 1, 2015 due to increased investment in technology, including the launch of eCommerce operations in mid-2015 and new store openings.

Advertising expenses increased $0.2 million during the thirteen weeks ended July 30, 2016 as compared to the thirteen weeks ended August 1, 2015 due primarily to an increase in television advertising expenses, partially offset by a decrease in preprint and direct mail expenses during the thirteen weeks ended July 30, 2016.

Store expenses decreased $0.3 million during the thirteen weeks ended July 30, 2016 as compared to the thirteen weeks ended August 1, 2015 primarily due to a decrease in store payroll in existing stores, partially offset by an increase in expenses associated with the launch of eCommerce operations in mid-2015. Store expenses were 220 basis points higher in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, primarily due to the deleveraging of store costs associated with the decrease in comparable store sales and the launch of eCommerce operations in mid-2015.

Pre-opening and closing expenses decreased $0.4 million, or 30 basis points as a percentage of net sales, during the thirteen weeks ended July 30, 2016 due to the opening of one new store and closing of one existing store in the second quarter of fiscal 2016 compared to the opening of two new stores during the second quarter 2015.

Distribution center expenses decreased $0.4 million during the thirteen weeks ended July 30, 2016 primarily due to lower delivery and processing costs as a result of lower inventory receipts and operational efficiencies as well as lower health insurance claim costs, partially offset by higher capitalized freight.

Interest Expense, Net

Interest expense, net for the thirteen weeks ended July 30, 2016 decreased $0.2 million to $0.9 million compared to the thirteen weeks ended August 1, 2015 due primarily to a 225 basis point reduction in the interest rate on the refinanced term loan during the second quarter of fiscal 2015, partially offset by higher borrowings on the revolving line of credit facility.

Loss on Extinguishment of Debt

The loss on extinguishment of debt for the thirteen weeks ended August 1, 2015 of $2.0 million was the result of extinguishing in full the senior term loan with Cerberus Business Finance, LLC. The loss on extinguishment of debt includes the write off of deferred financing fees of $1.7 million related to the extinguished senior term loan during the second quarter of fiscal 2015, as well as incurring a $0.3 million penalty on the early extinguishment of the term loan.

Loss before Taxes

The loss before taxes for the thirteen weeks ended July 30, 2016 was $9.1 million compared to the loss before taxes of $5.0 million in the thirteen weeks ended August 1, 2015. As a percentage of net sales, the loss before taxes was 6.9% for the second quarter of fiscal 2016 compared to the loss before taxes of 3.5% for the second quarter of fiscal 2015.

Income Tax Benefit

The income tax benefit for the thirteen weeks ended July 30, 2016 was $3.0 million and included 0.5 million of expense related to a partial valuation allowance on deferred taxes associated with certain long term leases. The income tax benefit was $2.0 million for the thirteen weeks ended August 1, 2015. The effective tax rate for the second quarter of fiscal 2016 of 33.0% compared to the effective tax rate of 39.9% for the second quarter of fiscal 2015. The effective rate differed from the federal enacted rate of 35% primarily due to federal tax credits offset by the recognition of the partial valuation allowance on deferred taxes associated with certain long term leases as well as nondeductible expenses.

Net Loss

The net loss for the thirteen weeks ended July 30, 2016 was $6.1 million compared to a net loss of $3.0 million for the thirteen weeks ended August 1, 2015.

Twenty-six Weeks Ended July 30, 2016 Compared to Twenty-six Weeks Ended August 1, 2015

Net Sales

Net sales for the twenty-six weeks ended July 30, 2016 decreased $15.1 million, or 5.2%, to $274.3 million as compared to $289.4 million for the twenty-six weeks ended August 1, 2015. This decrease was primarily the result of a decrease in comparable store sales due to lower guest traffic, offset by an increase in non-comparable store sales due to the opening of five net new stores in fiscal 2015 and the opening of one net new store during the first half of fiscal 2016. Owned comparable store sales decreased $22.6 million, or 8.0%, while owned and licensed comparable store sales decreased 7.8% during the twenty-six weeks ended July 30, 2016. The comparable store sales decrease was primarily due to a low-double digit decrease in comparable transactions resulting from a decrease in guest traffic, partially offset by a low-single digit increase in the average sale per transaction. From a major merchandising category perspective, Apparel and Accessories (including fragrances) generated high-single digit comparable store sales decreases, while Home Fashions experienced a mid-single digit comparable store sales decrease for the twenty-six weeks ended July 30, 2016 compared to the twenty-six weeks ended August 1, 2015.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for the twenty-six weeks ended July 30, 2016 decreased $0.4 million, or 9.5%, to $4.0 million compared to the twenty-six weeks ended August 1, 2015, primarily due to the decrease in maternity license fees as our license agreement related to our maternity business expired in March 2016 and was not renewed.

Gross Profit

Gross profit, which includes license fees from leased departments, for the twenty-six weeks ended July 30, 2016 decreased $8.7 million, or 6.8%, to $119.1 million as compared to $127.8 million for the twenty-six weeks ended August 1, 2015. Gross profit margin decreased 80 basis points to 43.4% of net sales as compared to 44.2% of net sales for the twenty-six weeks ended August 1, 2015. The 80 basis point decrease was primarily due lower merchandise inventory markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the twenty-six weeks ended July 30, 2016 increased $1.0 million, or 0.8%, to $129.1 million as compared to $128.1 million for the twenty-six weeks ended August 1, 2015. As a percentage of net sales, selling, general and administrative expenses increased to 47.1% during the twenty-six weeks ended July 30, 2016 as compared to 44.3% during the twenty-six weeks ended August 1, 2015, a 280 basis point increase.

Corporate expenses increased $1.3 million, or 80 basis points, during the twenty-six weeks ended July 30, 2016 as compared to the twenty-six weeks ended August 1, 2015, primarily due to higher professional service fees related to the Company’s engagement of an outside party to assist in identifying expense savings opportunities. This increase was partially offset by a decrease in other professional consulting services during the first half of fiscal 2016 and a decrease in corporate payroll and benefits due primarily to lower share-based compensation expense related to executive forfeitures and lower bonus expense.

Depreciation and amortization expenses increased $0.7 million, or 40 basis points as a percentage of net sales, for the twenty-six weeks ended July 30, 2016 as compared to the twenty-six weeks ended August 1, 2015 due to increased investment in technology, including the launch of eCommerce operations in mid-2015 and new store openings.

Store expenses increased $0.6 million for the twenty-six weeks ended July 30, 2016 as compared to the twenty-six weeks ended August 1, 2015 due to an increase in expenses associated with the launch of eCommerce operations in mid-2015 and higher occupancy expense associated with new store openings, partially offset by a decrease in store payroll in existing stores due to lower sales. Store expenses were 180 basis points higher in the first half of fiscal 2016 compared to the first half of fiscal 2015 primarily due to the deleveraging of store costs associated with the comparable store sales decline and the launch of eCommerce operations in mid-2015.

Advertising expenses increased $0.1 million, or 20 basis points, during the twenty-six weeks ended July 30, 2016 as compared to the twenty-six weeks ended August 1, 2015 primarily due to an increase in television advertising expenses, partially offset by a decrease in web/email, preprint and direct mail expenses during the twenty-six weeks ended July 30, 2016.

Pre-opening and closing expenses decreased $0.8 million, or 30 basis points as a percentage of net sales, for the twenty-six weeks ended July 30, 2016 compared to the twenty-six weeks ended August 1, 2015 due to two new store openings and one store closing in the first half of fiscal 2016 compared to the opening of four new stores during the first half of fiscal 2015.

Distribution center expenses decreased $0.9 million, or 10 basis points as a percentage of net sales, in the twenty-six weeks ended July 30, 2016 primarily due to lower delivery, processing and payroll costs as a result of lower inventory receipts and operational efficiencies obtained during the first half of fiscal year 2016 compared to the first half of fiscal year 2015, partially offset by higher capitalized freight.

Interest Expense

Interest expense, net for the twenty-six weeks ended July 30, 2016 decreased $0.4 million to $1.7 million compared to $2.1 million for the twenty-six weeks ended August 1, 2015 due primarily to a 225 basis point reduction in the interest rate on the refinanced term loan during the second quarter of fiscal 2015, partially offset by higher borrowings on the revolving line of credit facility.

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

Loss before Taxes

The loss before taxes for the twenty-six weeks ended July 30, 2016 increased to $11.7 million compared to the loss before taxes of $4.4 million in the twenty-six weeks ended August 1, 2015. As a percentage of net sales, the loss before taxes was 4.3% of net sales for the twenty-six weeks ended July 30, 2016 compared to the loss before taxes of 1.5% of net sales for the first half of fiscal 2015.

Income Tax Benefit

The income tax benefit for the twenty-six weeks ended July 30, 2016 was $4.0 million and included $0.5 million of expense related to a partial valuation allowance on deferred taxes associated with certain long term leases. The income tax benefit was $1.8 million for the twenty-six weeks ended August 1, 2015. The effective tax rate for the first half of fiscal 2016 of 34.4% compared to the effective tax rate of 40.0% for the first half of fiscal 2015. The effective rate differed from the federal enacted rate of 35% primarily due to federal tax credits offset by the recognition of the partial valuation allowance on deferred taxes associated with certain long term leases as well as nondeductible expenses.

Net Loss

The net loss for the twenty-six weeks ended July 30, 2016 was $7.7 million compared to $2.7 million for the twenty-six weeks ended August 1, 2015. As a percentage of net sales, the net loss was 2.8% of net sales for the first half of fiscal 2016 compared to the net loss of 0.9% of net sales for the first half of fiscal 2015.

Seasonality

Our business is subject to seasonal fluctuations, which are typical of retailers that carry a similar merchandise offering. A disproportionate amount of our sales and net income are historically realized during the fourth fiscal quarter, which includes the holiday selling season. In fiscal years 2015, 2014 and 2013, respectively, 31.7%, 32.1%, and 32.3% of our net sales were generated in the fourth quarter. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving and Christmas and regional fluctuations for events such as sales tax holidays.

Liquidity and Capital Resources

Our primary ongoing cash requirements are for operating expenses, inventory, new store capital investment, investments in our information technology, including our eCommerce operations which were launched in mid-2015 and the replacement of our existing point-of-sale system beginning in 2016, capital expenditures for existing store improvements and investments in our distribution centers, as well as debt service. Our typical investment in a new store is approximately $1.2 million, which represents pre-opening expenses of $0.3 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening, excluding structural costs, of approximately $1.2 million have typically been financed by landlords through favorable tenant improvement allowances. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility and tenant improvement allowances.

Our working capital at July 30, 2016 was $5.5 million compared to working capital of $22.2 million at January 30, 2016 and $20.5 million at August 1, 2015. The decrease in working capital from January 30, 2016 to July 30, 2016 primarily relates to higher borrowings on our line of credit facility related to the timing of capital expenditures and higher seasonal merchandise inventories and accounts payables primarily related to higher comparable store inventory levels as we increased inventory in advance of the back-to-school selling season. The decrease in working capital from August 1, 2015 to July 30, 2016 primarily relates to a reduction in income taxes receivable, lower merchandise inventories, net of accounts payable, and higher borrowings on our line of credit facility.

Total long-term debt, net of debt issue costs increased from $45.7 million at January 30, 2016 to $63.4 million at July 30, 2016 primarily due to higher borrowings on our line of credit facility at July 30, 2016. On August 26, 2013, the Company entered into a five year, $45.0 million senior term loan with Cerberus Business Finance, LLC (“Cerberus”) as amended on November 14, 2014, to fund a portion of the $69.9 million special cash dividend payment declared in 2013. The remainder of the special cash dividend payment was funded by cash from operations. The Company paid down $15.0 million of principal on the senior term loan on November 17, 2014. On June 29, 2015, this senior term loan was extinguished in full with proceeds from a new $30.0 million secured term loan facility provided by Wells Fargo Bank, National Association (“Wells Fargo”), as arranger and administrative agent for the lenders, pursuant to the Joinder and Eighth Amendment to Loan, Guaranty and Security Agreement (“Eighth Amendment”) dated June 29, 2015. The majority of the secured term loan principal is due on the maturity date of June 28, 2020, with quarterly principal payments of $0.4 million through the maturity date. Principal payments on our secured term loan will be funded with cash from operations and, if necessary, borrowings under our $80.0 million revolving line of credit facility.

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

The Eighth Amendment to the debt agreement with Wells Fargo changed the minimum excess availability requirements and certain negative and affirmative covenant requirements. The amendment established a term loan borrowing base to govern the term loan facility in addition to the revolving loan borrowing base that currently governs the revolving line of credit facility. We were in compliance with all of our debt covenants as of July 30, 2016.

There were $35.5 million of borrowings outstanding under our revolving line of credit facility at July 30, 2016, as compared to $17.0 million at January 30, 2016 and $30.4 million at August 1, 2015. Cash and cash equivalents were $9.4 million, $7.0 million and $9.9 million at July 30, 2016, January 30, 2016 and August 1, 2015, respectively. Net cash used in operating activities was $1.0 million during the twenty-six weeks ended July 30, 2016 compared to net cash used in operating activities of $10.9 million during the twenty-six weeks ended August 1, 2015. Average borrowings under our revolving line of credit facility increased to $26.5 million for the twenty-six weeks ended July 30, 2016 from $17.1 million in twenty-six weeks ended August 1, 2015. The largest amount borrowed at one time during the twenty-six weeks ended July 30, 2016 was $36.1 million compared to $30.4 million during the twenty-six weeks ended August 1, 2015. Excess availability under our revolving line of credit facility, which includes up to $3.0 million of unrestricted cash was $37.6 million at July 30, 2016 compared to $59.3 million at January 30, 2016 and $45.5 million at August 1, 2015. Stockholders’ equity was $27.3 million as of July 30, 2016 compared to $34.9 million as of January 30, 2016 and $36.5 million as of August 1, 2015.

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

Capital Expenditures

Net capital expenditures during the twenty-six weeks ended July 30, 2016 and August 1, 2015 were $14.1 million and $5.6 million, respectively. The increase in net capital expenditures during the twenty-six weeks ended July 30, 2016 is primarily related to the timing of new store capital expenditures and increased investment in technology including the new point of sales system.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	26 Weeks Ended July 30, 2016	26 Weeks Ended August 1, 2015
Cash flows used in operating activities	$(982)	$(10,861)
Cash flows used in investing activities	(14,099)	(5,605)
Cash flows provided by financing activities	17,538	18,778

Net increase in cash and cash equivalents	2,457	2,312
Cash and cash equivalents at beginning of period	6,969	7,634

Cash and cash equivalents at end of period	$9,426	$9,946

Cash Flows from Operating Activities

Net cash used in operating activities for the twenty-six weeks ended July 30, 2016 was $1.0 million, which included a net loss of $7.7 million and noncash charges of $3.9 million comprised of depreciation and amortization expense of $8.8 million, deferred tax valuation allowance of $0.5 million, share-based compensation expense of $0.3 million, amortization of deferred financing fees of $0.1 million and a loss on retirement of property and equipment of $0.1 million, offset by the deferred tax asset shortfall related to share-based compensation of $0.2 million and changes in deferred income taxes of $5.8 million. Net cash used in operating activities in the twenty-six weeks ended July 30, 2016 was favorably impacted by an increase in accounts payable of $7.0 million due to the timing of inventory receipts compared to the twenty-six weeks ended August 1, 2015, an increase in deferred rent primarily related to new stores of $3.1 million and a decrease in other assets of $0.1 million. The increases in operating cash flows for the twenty-six weeks ended July 30, 2016 were partially offset by a 1.0 million increase in accounts, landlord and income taxes receivable, a $3.9 million increase in merchandise inventories primarily related to higher seasonal inventory levels for the back-to-school selling season, as well as two net new stores, an increase in prepaid and other current assets of $1.4 million primarily related to new store growth and prepaid advertising and a $1.0 million decrease in accrued expenses and other liabilities.

Net cash used in operating activities for the twenty-six weeks ended August 1, 2015 was $10.9 million, which included a net loss of $2.7 million and noncash charges of $11.5 million comprised of depreciation and amortization expense of $8.1 million, write-off of deferred financing fees of $1.7 million, changes in deferred income taxes of $0.7 million, share-based compensation expense of $0.6 million, amortization of deferred financing fees of $0.4 million and loss on retirement of property and equipment of $23 thousand. Net cash used in operating activities in the twenty-six weeks ended August 1, 2015 was favorably impacted by an increase in accounts payable of $15.1 million related to higher merchandise inventory receipts in the first half of fiscal 2015 attributable to seasonality, new store growth and higher average comparable store inventory levels, as well as an increase in other assets of $0.1 million. The increases in operating cash flows for the twenty-six weeks ended August 1, 2015 were partially offset by a $24.4 million increase in merchandise inventories primarily related to higher average comparable store inventory levels as we increased inventory in advance of the back-to-school selling season, four new stores that opened during the first half of fiscal 2015, and the four new stores which opened in the second and third quarters of fiscal 2014. Operating cash flow were also reduced by an increase in deferred rent primarily related to new stores of $3.7 million, an increase in accounts, landlord and income taxes receivable of $3.2 million, an increase in accrued expenses and other liabilities of $2.1 million, and an increase in prepaid and other current assets of $1.5 million primarily due to the timing of insurance renewals and new store growth.

Cash Flows from Investing Activities

Net cash used in investing activities in the twenty-six weeks ended July 30, 2016 and August 1, 2015 was $14.1 million and $5.6 million, respectively. Cash of $17.9 million and $8.0 million was used for purchases of property and equipment during the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively. This increase in purchases of property and equipment is primarily due to timing differences on new store capital expenditures impacted by sale-leaseback accounting as well as increased investment in the new point-of-sale system.

Proceeds from sale-leaseback transactions were $3.8 million and $2.4 million for the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively, where the Company was deemed the accounting owner of the structural property additions during the new store construction period pursuant to the underlying lease agreement. This $1.3 million increase in cash generated from proceeds from sale-leaseback transactions primarily resulted from the timing of receipt of payments from landlords.

Cash Flows from Financing Activities

Net cash provided by financing activities was $17.5 million during the twenty-six weeks ended July 30, 2016, as compared to net cash provided by financing activities of $18.8 million during the twenty-six weeks ended August 1, 2015. Borrowings and repayments on our revolving line of credit facility were $116.5 million and $98.0 million, respectively, during the twenty-six weeks ended July 30, 2016, compared to $111.9 million and $92.5 million, respectively, during the twenty-six weeks ended August 1, 2015. Cash of $0.9 million was also used during the twenty-six weeks ended July 30, 2016 for payments on our secured term loan and on capital lease and financing agreements compared to cash of $29.5 million used during the twenty-six weeks ended August 1, 2015 for payment of long term debt including the Cerberus senior term loan payoff. Cash proceeds of $30.0 million were received from the new Wells Fargo secured term loan that were used to extinguish the Cerberus senior term loan in full during the twenty-six weeks ended August 1, 2015. Cash of $0.8 million was paid for debt financing fees during the twenty-six weeks ended August 1, 2015 related to the Eighth Amendment to the loan agreement effective June 29, 2015. Additionally, the Company was subject to a penalty of $0.3 million, which was equal to 1.0% of the outstanding principal balance and was paid during the second quarter of fiscal 2015 on the early extinguishment of debt. Proceeds of $31 thousand were received in connection with the exercise of stock options during the twenty-six weeks ended August 1, 2015. Dividends of $8 thousand were paid on restricted stock that vested in the first half of fiscal 2015 related to the $69.9 million special cash dividend declared in August 2013.

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

The loan, guaranty and security agreement provides for an $80.0 million revolving line of credit facility, subject to increase up to $100.0 million at the request of the Company and approval by the lenders for the revolving line of credit facility and secured term loan. Our revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on June 28, 2020. At July 30, 2016, we had $35.5 million of borrowings outstanding under our revolving line of credit facility as compared to outstanding borrowings of $17.0 million at January 30, 2016 and $30.4 million at August 1, 2015. The availability of our revolving line of credit facility is subject to a borrowing base, which is comprised of eligible credit card receivables and the liquidation value of eligible landed inventory, eligible distribution center inventory and eligible in-transit inventory. The Company is required to maintain minimum excess availability under the revolving line of credit facility of at least $20.0 million, the calculation of which includes up to $3.0 million of unrestricted cash. Excess availability under our revolving line of credit facility was $37.6 million at July 30, 2016 and included letters of credit issued with an aggregate face amount of $9.9 million. There were borrowings under the facility of an aggregate of $116.5 million during the first half of fiscal 2016 and repayments of $98.0 million during the first half of fiscal 2016.

Interest is payable on borrowings under our revolving line of credit facility monthly at a rate equal to LIBOR or the base rate as selected by management, plus an applicable margin which ranges from 0.75% to 2.00% set quarterly dependent upon the whether excess availability is less than or greater than $40.0 million. Borrowings under this facility totaling $8.0 million bore interest at a rate of 4.25% under the base rate option and $27.5 million bore interest at rates between 2.23% and 2.40% under the LIBOR option at July 30, 2016.

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

The new secured term loan matures on the same date as the revolving line of credit facility and has principal payments of $0.4 million due on a quarterly basis beginning in October 2015 through the maturity date, with the remaining principal due on the maturity date of June 28, 2020. The Company may repay at any time all or a portion of the outstanding principal amount of the secured term loan facility, subject to a prepayment premium equal to 3.0% in the first year, 1.5% in the second year, 0.5% in the third year and 0.0% thereafter. The term loan carries an interest rate equal to the LIBOR rate plus 6.25% with a floor of 1.0%. The interest rate on the term loan was 7.25% at July 30, 2016, January 30, 2016, and August 1, 2015. The term loan is secured by the same collateral as the revolving line of credit facility but has a priority lien on real estate, fixtures, equipment, intellectual property and books, records, permits, licenses, insurance, in each case related to term loan priority collateral, and proceeds thereof and a second lien on the revolving priority collateral, as defined in the Eighth Amendment.

Among other provisions, the Company’s loan agreement with Wells Fargo contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under our $30.0 million senior term loan and, subject to certain conditions, indebtedness in connection with all acquisitions not to exceed $10.0 million. Our revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $0.5 million in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries, (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with the ordinary corporate governance, overhead, legal and accounting and maintenance and (vi) dividends so long no event of default exists, projected excess availability for the next twelve months is greater than $35.0 million and 30% of the loan cap and the fixed charge coverage ratio is greater than 1.0 to 1.0 on a historical and projected basis. The agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. Should the Company default on scheduled repayment of the secured term loan facility, Wells Fargo may make any outstanding obligations under the agreement immediately due and payable.

As of July 30, 2016, the Company was in compliance with all of its debt covenants and expects to be in compliance with all of its debt covenants for measurement periods occurring through the remainder of fiscal 2016.

We also entered into two financing arrangements to purchase computer hardware and software during fiscal 2014. The Company’s remaining obligation under the financing arrangements was $0.6 million at July 30, 2016.

Contractual Obligations and Off-Balance-Sheet Arrangements

As noted in the table which follows, the Company has contractual obligations and commitments as of July 30, 2016 that may affect the financial condition of the Company. However, management believes there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition, results of operations, or cash flows. Other than the letters of credit set forth in the table below, the Company had no off-balance-sheet arrangements as of July 30, 2016. Letters of credit are entered into with certain vendors and Wells Fargo Bank, N.A. with terms that are financially and operationally beneficial to both parties primarily related to certain vendor financing partners and insurance providers for self-insurance reserves.

The following table summarizes our contractual obligations and commitments as of July 30, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in 000’s)
Contractual Obligations:
Capital leases (1)	$606	$96	$384	$126	$—
Operating leases (2)(3)	354,583	28,843	111,025	91,398	123,317
Term loan (4)	35,575	1,882	7,183	26,510	—
Revolving line of credit	35,462	—	—	35,462	—
Letters of credit	9,899	9,899	—	—	—
Purchase orders (5)	126,218	126,218	—	—	—

Total	$562,343	$166,938	$118,592	$153,496	$123,317

(1)	Includes principal and interest payments on capital lease obligations.
(2)	Certain retail store leases contain provisions for additional rent based on varying percentages of sales when sales reach certain thresholds, but are not included in operating lease obligations.
(3)	Real estate taxes, common area maintenance and insurance are expenses considered additional rent that can vary from year to year, but are not included in operating lease obligations. These expenses represented approximately 37% of lease expense for our retail stores in the twenty-six weeks ended July 30, 2016.
(4)	Includes $28.3 million of principal payments and $7.3 million of interest payments on the term loan. Interest is calculated using the interest rate of 7.25% at July 30, 2016.
(5)	Purchase orders consist of open purchase orders for merchandise, net of receipts already received on those orders. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.

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

Borrowings under our revolving line of credit facility bear interest at various rates, with two rate options at the discretion of management as follows: (1) for base rate advances, borrowings bear interest at the prime rate plus 1.00% when average excess availability is less than or equal to $40.0 million and the prime rate plus 0.75% when average excess availability is greater than $40.0 million, and (2) for LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 2.00% when average excess availability is less than or equal to $40.0 million and the LIBOR rate plus 1.75% when average excess availability is greater than $40.0 million. Borrowings and repayments under our revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $80.0 million. Borrowings and repayments under our revolving line of credit facility during the twenty-six weeks ended July 30, 2016 were $116.5 million and $98.0 million respectively, with $36.1 million being the largest amount borrowed at one time during the twenty-six weeks ended July 30, 2016. Borrowings outstanding under the revolving line of credit facility were $35.5 million at July 30, 2016. Average borrowings during the first half of fiscal 2016 were $26.5 million. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of our revolving line of credit facility. As of July 30, 2016, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.3 million per year.

Borrowings under our term loan bear interest at an interest rate equal to the LIBOR rate plus 6.25% with a floor of 1.00% (7.25% at July 30, 2016). We performed a sensitivity analysis assuming a hypothetical 100 basis point increase in the interest rate applied to the average amount outstanding on the term loan. As of July 30, 2016, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.3 million per year.

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

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 30, 2016 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

On September 2, 2016, Gordmans, Inc. entered into the Ninth Amendment to Loan, Guaranty and Security Agreement (the “Ninth Amendment”) with Wells Fargo Bank, National Association. The amendment increases the borrowing availability under its revolving line of credit facility from $80.0 million to $100.0 million. In connection with the revolving line of credit facility increase, the Company’s borrowing base term loan reserve calculation now includes a minimum term loan reserve of $5.0 million.

The foregoing description of the Ninth Amendment does not purport to be complete and is qualified in its entirety by reference to the Ninth Amendment, a copy of which will be filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended October 29, 2016.

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

Date: September 8, 2016

GORDMANS STORES, INC.

By:	/s/ ANDREW T. HALL
Andrew T. Hall
President, Chief Executive Officer and Secretary (Principal Executive Officer)

By:	/s/ JAMES B. BROWN
James B. Brown
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer and Principal Accounting Officer)