Form 10-Q
period 2016-10-29
Gordmans Stores, Inc.
filed 2016-12-08
CIK 1490636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

or

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

Common Stock, $0.001 par value, outstanding as of December 2, 2016: 19,714,643 shares

GORDMANS STORES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s except per share data)

(Unaudited)

	13 Weeks Ended October 29, 2016	13 Weeks Ended October 31, 2015	39 Weeks Ended October 29, 2016	39 Weeks Ended October 31, 2015
Net sales	$143,483	$153,856	$417,791	$443,230
License fees from leased departments	1,944	2,196	5,941	6,615
Cost of sales	(82,553)	(87,700)	(241,784)	(253,698)

Gross profit	62,874	68,352	181,948	196,147
Selling, general and administrative expenses	(69,906)	(71,915)	(199,048)	(200,052)

Loss from operations	(7,032)	(3,563)	(17,100)	(3,905)
Interest expense, net	(874)	(892)	(2,539)	(2,966)
Loss on extinguishment of debt	—	—	—	(2,014)

Loss before taxes	(7,906)	(4,455)	(19,639)	(8,885)
Income tax benefit	3,083	1,692	7,114	3,465

Net loss	$(4,823)	$(2,763)	$(12,525)	$(5,420)

Basic loss per share	$(0.25)	$(0.14)	$(0.64)	$(0.28)
Diluted loss per share	$(0.25)	$(0.14)	$(0.64)	$(0.28)

Basic weighted average shares outstanding	19,482	19,424	19,457	19,397
Diluted weighted average shares outstanding	19,482	19,424	19,457	19,397

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s except share data)

(Unaudited)

	October 29, 2016	January 30, 2016	October 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,437	$6,969	$8,860
Accounts receivable	4,513	3,896	3,814
Landlord receivable	3,643	3,805	2,290
Income taxes receivable	—	2,746	4,140
Merchandise inventories	153,602	106,566	165,082
Deferred income taxes	4,959	5,077	2,896
Prepaid expenses and other current assets	8,938	8,096	9,301

Total current assets	184,092	137,155	196,383
PROPERTY AND EQUIPMENT, net	85,193	86,375	86,443
INTANGIBLE ASSETS, net	1,820	1,820	1,820
OTHER ASSETS, net	3,700	3,822	3,586

TOTAL ASSETS	$274,805	$229,172	$288,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$94,680	$66,393	$111,215
Accrued expenses	29,346	30,151	30,256
Current portion of long-term debt, net	59,397	18,390	37,247

Total current liabilities	183,423	114,934	178,718

NONCURRENT LIABILITIES:
Long-term debt, less current portion, net	26,074	27,345	27,744
Deferred rent	32,225	33,522	31,147
Deferred income taxes	10,062	18,130	16,344
Other liabilities	311	347	188

Total noncurrent liabilities	68,672	79,344	75,423

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of October 29, 2016, January 30, 2016 and October 31, 2015	—	—	—
Common stock — $0.001 par value, 50,000,000 shares authorized, 20,131,626 issued and 19,722,993 outstanding as of October 29, 2016, 20,090,881 issued and 19,682,248 outstanding as of January 30, 2016, 20,116,281 issued and 19,707,648 outstanding as of October 31, 2015	20	20	20
Additional paid-in capital	54,898	54,601	54,887
Accumulated deficit	(32,208)	(19,727)	(20,816)

Total stockholders’ equity	22,710	34,894	34,091

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$274,805	$229,172	$288,232

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in 000’s except share data)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE, January 31, 2015	19,576,623	$20	$53,870	$(15,403)	$38,487
Share-based compensation expense, net of forfeitures	—	—	1,011	—	1,011
Issuance of restricted stock, net of forfeitures	125,200	—	—	—	—
Exercise of stock options	5,825	—	31	—	31
Deferred tax asset shortfall related to share-based compensation expense	—	—	(26)	—	(26)
Forfeiture of dividends payable on unvested restricted stock	—	—	—	7	7
Tax benefit on stock options exercised	—	—	1	—	1
Net loss	—	—	—	(5,420)	(5,420)

BALANCE, October 31, 2015	19,707,648	$20	$54,887	$(20,816)	$34,091

BALANCE, January 30, 2016	19,682,248	$20	$54,601	$(19,727)	$34,894
Share-based compensation expense, net of forfeitures	—	—	527	—	527
Issuance of restricted stock, net of forfeitures	40,745	—	—	—	—
Deferred tax asset shortfall related to share-based compensation expense	—	—	(230)	—	(230)
Forfeiture of dividends payable on unvested restricted stock	—	—	—	44	44
Net loss	—	—	—	(12,525)	(12,525)

BALANCE, October 29, 2016	19,722,993	$20	$54,898	$(32,208)	$22,710

See notes to unaudited condensed consolidated financial statements.

GORDMANS STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Unaudited)

	39 Weeks Ended October 29, 2016	39 Weeks Ended October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,525)	$(5,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	13,520	12,368
Write-off of deferred financing fees related to extinguishment of debt	—	1,722
Deferred tax valuation allowance	545	—
Share-based compensation expense, net of forfeitures	527	1,011
Loss on property disposals and impairment charges	399	708
Amortization of deferred financing fees	200	414
Deferred income taxes	(8,495)	707
Deferred tax asset shortfall related to share-based compensation expense	(230)	(26)
Net changes in operating assets and liabilities:
Accounts, landlord and income taxes receivable	2,291	3,770
Merchandise inventories	(47,036)	(70,612)
Prepaid expenses and other current assets	(842)	(766)
Other assets	122	166
Accounts payable	28,287	46,866
Deferred rent	(1,297)	(4,234)
Accrued expenses and other liabilities	(329)	1,539

Net cash used in operating activities	(24,863)	(11,787)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,847)	(14,283)
Proceeds from sale-leaseback transactions	9,601	3,556
Cash received on sale of property and equipment	44	—
Proceeds from insurance settlement	—	21

Net cash used in investing activities	(13,202)	(10,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	179,547	169,350
Repayments on revolving line of credit	(138,576)	(144,493)
Proceeds from secured term loan	—	30,000
Payment of long-term debt	(1,387)	(29,980)
Payment of debt financing fees	(48)	(863)
Payment penalty on early extinguishment of debt	—	(292)
Dividends paid	(3)	(34)
Proceeds from the exercise of stock options	—	31

Net cash provided by financing activities	39,533	23,719

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,468	1,226
CASH AND CASH EQUIVALENTS, Beginning of period	6,969	7,634

CASH AND CASH EQUIVALENTS, End of period	$8,437	$8,860

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will now require all excess tax benefits and tax shortfalls to be recognized as income tax expense or benefit in the income statement. The Company recorded excess tax shortfalls of $0.2 in additional paid-in-capital during the thirty-nine weeks ended October 29, 2016 and $0.3 million in both fiscal years 2015 and 2014. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016.

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

	January 30, 2016			October 31, 2015
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
Other assets	$4,902	$(1,080)	$3,822	$4,762	$(1,176)	$3,586
Total assets	230,252	(1,080)	229,172	289,408	(1,176)	288,232
Current portion of long-term debt	18,850	(460)	18,390	37,739	(492)	37,247
Total current liabilities	115,394	(460)	114,934	179,210	(492)	178,718
Long-term debt, less current portion	27,965	(620)	27,345	28,428	(684)	27,744
Total noncurrent liabilities	79,964	(620)	79,344	76,107	(684)	75,423
Total liabilities and stockholders’ equity	230,252	(1,080)	229,172	289,408	(1,176)	288,232

B. DESCRIPTION OF THE BUSINESS

Gordmans Stores, Inc. operated 106 everyday value price department stores under the trade name “Gordmans” located in 22 states as of October 29, 2016. Gordmans offers a wide merchandise assortment including apparel and footwear for men, women and children, accessories, fragrances and home fashions for up to 60% off department and specialty store regular prices every day in a fun, easy-to-shop environment. We also operate an eCommerce site which provides a broad selection of merchandise in a convenient, user-friendly digital platform.

The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker. The Company has one reportable segment. The Company opened five new stores and closed one existing store during the thirty-nine weeks ended October 29, 2016 and opened six new stores and closed one existing store during the thirty-nine weeks ended October 31, 2015.

The following table reflects the percentage of revenues by major merchandising category:

	13 Weeks Ended October 29, 2016	13 Weeks Ended October 31, 2015	39 Weeks Ended October 29, 2016	39 Weeks Ended October 31, 2015
Apparel	60.0%	60.6%	58.5%	59.2%
Home	25.8	25.0	26.2	25.4
Accessories (including fragrances)	14.2	14.4	15.3	15.4

Total	100.0%	100.0%	100.0%	100.0%

C. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	October 29, 2016	January 30, 2016	October 31, 2015
Leasehold improvements	$14,442	$14,034	$13,215
Furniture, fixtures and equipment	97,762	89,481	86,431
Computer software	33,185	28,606	27,936
Capitalized leases	1,091	2,402	2,402
Construction in progress	2,163	4,320	4,583

	148,643	138,843	134,567
Less accumulated depreciation and amortization	(63,450)	(52,468)	(48,124)

	$85,193	$86,375	$86,443

D. DEBT OBLIGATIONS

Revolving Line of Credit Facility – Gordmans, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, has a $100.0 million revolving line of credit facility provided by Wells Fargo Bank, National Association (“Wells Fargo”), as arranger and administrative agent for the lenders. On September 2, 2016, Gordmans, Inc. entered into the Ninth Amendment to Loan, Guaranty and Security Agreement (the “Ninth Amendment”) with Wells Fargo Bank, National Association. The amendment increases the borrowing availability under its revolving line of credit facility from $80.0 million to $100.0 million. In connection with the revolving line of credit facility increase, the Company’s borrowing base term loan reserve calculation now includes a minimum term loan reserve of $5.0 million. The Company’s requirement to maintain minimum excess availability under the revolving line of credit facility of at least $20.0 million, which includes up to $3.0 million of unrestricted cash, remains unchanged.

The agreement expires June 28, 2020, at which time all outstanding indebtedness under the agreement becomes due and payable.

The Joinder and Eighth Amendment to Loan, Guaranty and Security Agreement dated June 29, 2015 established a $30.0 million secured term loan facility provided by Wells Fargo, Pathlight Capital LLC and Gordon Brothers Finance Company, as discussed below. The amendment extended the maturity date of the revolving line of credit facility from August 27, 2018 to June 28, 2020. The amendment also eliminated the seasonal borrowing periods during which periods the applicable interest rate increased by 75 basis points and advance rates under the borrowing base were increased by 5.0%, amended the minimum excess availability covenant, and amended certain negative and affirmative covenant requirements.

Borrowings under this facility bear interest at various rates, with two rate options at the discretion of management as follows: (1) for base rate advances, borrowings bear interest at the prime rate plus 1.00% when average excess availability is less than or equal to $40.0 million and the prime rate plus 0.75% when average excess availability is greater than $40.0 million, and (2) for LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 2.00% when average excess availability is less than or equal to $40.0 million and the LIBOR rate plus 1.75% when average excess availability is greater than $40.0 million. The Company is required to maintain minimum excess availability under the revolving line of credit facility of at least $20.0 million, the calculation which includes up to $3.0 million of unrestricted cash. Excess availability under our revolving line of credit facility was $36.1 million at October 29, 2016 compared to $59.3 million at January 30, 2016 and $40.6 million at October 31, 2015. The Company had $33.1 million, $56.3 million and $37.6 million available to borrow at October 29, 2016, January 30, 2016 and October 31, 2015, respectively. Borrowings under this facility totaling $5.0 million bore interest at a rate of 4.25% under the base rate option and $53.0 million bore interest at rates between 2.28% and 2.29% under the LIBOR option at October 29, 2016. Borrowings under this facility bore interest at a rate of 4.25% and 4.00% under the base rate option at January 30, 2016 and October 31, 2015, respectively. The Company had outstanding letters of credit included in the borrowing base totaling approximately $9.0 million, $6.7 million and $6.5 million as of October 29, 2016, January 30, 2016 and October 31, 2015, respectively.

Borrowings are secured by the Company’s inventory, accounts receivable and all other personal property, except as specifically excluded in the agreement. The revolving line of credit facility has a first lien on all collateral other than term loan priority collateral and a second lien on the term loan priority collateral.

Term Loan Facility – The Borrower entered into a $45.0 million senior term loan on August 27, 2013, as amended November 14, 2014, with Cerberus Business Finance, LLC (“Cerberus”) to partially fund the $69.9 million special cash dividend declared in August 2013. This senior term loan with Cerberus was extinguished in full on June 29, 2015 with the proceeds from a new $30.0 million secured term loan facility established by the June 29, 2015 amendment discussed above.

The new secured term loan facility matures on the same date as the revolving line of credit facility and has principal payments of $0.4 million due on a quarterly basis beginning in October 2015 through the maturity date, with the remaining principal due on the maturity date of June 28, 2020. The Company may repay at any time all or a portion of the outstanding principal amount of the new secured term loan facility, subject to a prepayment premium equal to 3.0% in the first year, 1.5% in the second year, 0.5% in the third year and 0.0% thereafter. The term loan facility carries an interest rate equal to the LIBOR rate plus 6.25% with a floor of 1.0%. The interest rate on the new secured term loan facility was 7.25% at October 29, 2016, January 30, 2016 and October 31, 2015. The secured term loan facility includes a borrowing base in addition to the revolving loan borrowing base. The secured term loan facility is secured by the same collateral as the revolving line of credit facility but has a priority lien on real estate, fixtures, equipment, intellectual property and books, records, permits, licenses, insurance and proceeds thereof and a second lien on the revolving priority collateral, as defined in the June 29, 2015 amendment.

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

Among other provisions, the Company’s debt agreement with Wells Fargo contains customary affirmative and negative covenants, including a negative covenant that restricts the level and form of indebtedness entered into by the Company or its wholly owned subsidiaries. Exceptions to this covenant include borrowings under our $30.0 million senior term loan and, subject to certain conditions, indebtedness with all acquisitions not to exceed $10.0 million in the aggregate. The revolving line of credit facility also includes a negative covenant that restricts dividends and other upstream distributions by the Company and its subsidiaries to the extent the Company does not meet minimum excess availability thresholds. Exceptions to this covenant include dividends or other upstream distributions: (i) by subsidiaries of Gordmans, Inc. to Gordmans, Inc. and its other subsidiaries, (ii) that consist of repurchases of stock of employees in an amount not to exceed $0.5 million in any fiscal year, (iii) that consist of the payment of taxes on behalf of any employee, officer or director of the Company for vested restricted stock of the Company owned by such employee, officer or director, (iv) to the Company to pay federal, state and local income taxes and franchise taxes solely arising out of the consolidated operations of the Company and its subsidiaries, (v) to the Company to pay certain reasonable directors’ fees and out-of-pocket expenses, reasonable and customary indemnities to directors, officers and employees and other expenses in connection with ordinary corporate governance, overhead, legal and accounting and maintenance and (vi) dividends so long as no event of default exists, projected excess availability for the next twelve months is greater than $35.0 million and 30% of the loan cap and the fixed charge coverage ratio is greater than 1.0 to 1.0 on a historical and projected basis. The agreement also includes a negative covenant that restricts subsidiaries of the Company from making any loans to the Company. Should the Company default on scheduled repayment of the secured term loan facility, Wells Fargo may make any outstanding obligations under the agreement immediately due and payable. As of October 29, 2016, the Company was in compliance with all of its debt covenants.

Long-term Debt – Long-term debt consists of the following:

	October 29, 2016	January 30, 2016	October 31, 2015
Revolving line of credit facility	$57,971	$17,000	$35,891
Term loan	27,900	29,160	29,580
Capital lease obligations	528	655	696

Total long-term debt	86,399	46,815	66,167
Less unamortized debt issuance costs	(928)	(1,080)	(1,176)

Total long-term debt, net	85,471	45,735	64,991
Less current portion of long-term debt, net	(59,397)	(18,390)	(37,247)

Long-term debt, less current portion, net	$26,074	$27,345	$27,774

At October 29, 2016, annual maturities of long-term debt during the next five fiscal years were as follows:

Remainder of 2016	$463
2017	1,856
2018	1,863
2019	1,806
2020	80,411

Total long-term debt	$86,399

The Company had $58.0 million of borrowings outstanding under the revolving line of credit facility as of October 29, 2016, which is included in the current portion of long-term debt as the Company intends to repay the outstanding borrowings with available cash flows from operations. The revolving line of credit facility matures in June 2020. As the Company is in compliance with all debt covenants, there are currently no requirements to pay down the facility until its maturity date. The Company had $17.0 million and $35.9 million of borrowings outstanding under the revolving line of credit facility as of January 30, 2016 and October 31, 2015, respectively. Average borrowings during the thirty-nine week periods ended October 29, 2016 and October 31, 2015, were $31.7 million and $19.5 million, respectively.

Financial Instruments – Based on the borrowing rates currently available to the Company for debt with similar terms and the variable interest rate of the term loan, the fair value of the term loan approximates its carrying amount of at October 29, 2016. Fair value approximates the carrying value of the outstanding balance on the revolving line of credit facility due to both the short-term nature of these borrowings and the variable interest rates of this agreement. For all other financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

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

Future minimum lease payments, by year, under operating leases and future obligations under non-cancelable leases, by year, as of October 29, 2016 are as follows:

	Operating Leases	Capital Leases
Remainder of 2016	$14,458	$48
2017	57,508	192
2018	53,517	192
2019	48,659	126
2020	42,739	—
2021 and thereafter	123,317	—

Total minimum lease payments	$340,198	558

Less: capital lease amount representing interest		(30)

Present value of minimum lease payments		528
Less: current maturities of capital lease obligations		(175)

Noncurrent maturities of capital lease obligations		$353

F. SHARE BASED COMPENSATION

The Gordmans Stores, Inc. 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents and other share-based awards. Directors, officers and other associates of the Company and its subsidiaries, as well as others performing consulting or advisory services, are eligible for grants under the 2010 Plan. As of October 29, 2016, an aggregate of 4,573,086 shares of the Company’s common stock were reserved under the 2010 Plan, subject to adjustments for stock splits and other actions affecting the Company’s common stock.

There were 1,165,005 shares of common stock available for future grants under the 2010 Plan as of October 29, 2016.

Restricted Stock – A summary of restricted stock activity during the thirty-nine weeks ended October 29, 2016 is set forth in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 30, 2016	254,230	$5.91
Granted	108,350	1.73
Forfeited	(67,605)	6.79
Vested	(57,525)	5.08

Non-vested, October 29, 2016	237,450	$3.96

Restricted stock vests at varying rates of 20% per year over five years, 25% per year over four years or 33 1/3% per year over three years, as applicable. Unrecognized compensation expense on the restricted stock was $0.7 million at October 29, 2016, which is expected to be recognized over a period of 1.6 years.

Performance Shares – The Board of Directors granted performance shares in fiscal year 2015 to be awarded in the form of common stock to officers and other associates of the Company if certain market condition criteria are achieved. The performance shares vest at the end of fiscal year 2017 if certain criteria are achieved provided the participant is then employed by the Company. Vesting of these potentially issuable shares are dependent upon the Company’s total shareholder return for the three-year measurement period compared to a pre-determined group of retail peer competitors. If the Company’s total shareholder return is at the high end of the pre-determined group of retail peer competitors, the maximum amount of shares to be issued pursuant to this award is 200% of the performance shares which are non-vested as of October 29, 2016. The actual number of performance shares that will ultimately vest is based on the actual percentile ranking of the Company’s total shareholder return compared to the peer performance at the end of fiscal year 2017.

On June 7, 2016, the Board of Directors granted 108,800 performance shares to be awarded in the form of common stock to officers and other associates of the Company if certain market condition criteria is achieved. If the Company’s total shareholder return is at the high end of the pre-determined retail peer competitor index, the maximum amount of shares available to be issued pursuant to this award is 200% of the performance shares approved on June 7, 2016 and are non-vested at October 29, 2016. The actual number of performance shares that will ultimately vest is based on the actual percentile ranking of the Company’s total shareholder return compared to the peer performance at the end of fiscal year 2018.

The Company used the Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the Company in applying the Monte Carlo valuation model for option grants during the thirty-nine weeks ended October 29, 2016 are illustrated in the following table:

39 Weeks Ended October 29, 2016
Risk-free interest rate	0.9%
Dividend yield	0.0%
Expected volatility	57.7%

The Monte Carlo valuation assumed 109.3% and 159.9% of the performance shares granted in fiscal years 2016 and 2015, respectively, would be awarded at the end of fiscal years 2018 and 2017 based upon the Company’s estimated total shareholder return relative to peer performance. Unrecognized compensation expense on the performance shares was $0.5 million at October 29, 2016, which is expected to be recognized over a weighted average period of 1.4 years.

A summary of performance share activity during the thirty-nine weeks ended October 29, 2016 is set forth in the table below:

Number of Shares
Non-vested, January 30, 2016	89,600
Granted	108,800
Forfeited	(16,500)

Non-vested, October 29, 2016	181,900

Stock Options - A summary of stock option activity during the thirty-nine weeks ended October 29, 2016 is set forth in the table below:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding, January 30, 2016	1,698,538	$6.90
Granted	728,500	1.73
Forfeited	(407,630)	7.64

Outstanding, October 29, 2016	2,019,408	4.90	8.2	$—
Exercisable, October 29, 2016	655,873	8.32	6.6	—

(1)	The aggregate intrinsic value for stock options is the difference between the current market value of the Company’s stock as of October 29, 2016 and the option strike price. The stock price at October 29, 2016 was $0.80, which was below the weighted average exercise price for options exercisable at October 29, 2016.

No stock options were exercised during the thirty-nine weeks ended October 29, 2016. The Company received $31 thousand of proceeds from the exercise of stock options during the thirty-nine weeks ended October 31, 2015. The aggregate intrinsic value of stock options exercised during the thirty-nine weeks ended October 31, 2015 was $10 thousand.

The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants during the thirty-nine weeks ended October 29, 2016 are illustrated in the following table:

39 Weeks Ended October 29, 2016
Risk-free interest rate	1.2% - 1.6%
Dividend yield	0.0% - 2.0%
Expected volatility	46.0%
Expected life (years)	6.25
Weighted average fair value of options granted	$0.79

Stock options have ten-year contractual terms and vest at rates of either 20% per year over five years or 25% per year over four years as applicable. None of the stock options outstanding at October 29, 2016 were subject to performance or market-based vesting conditions. As of October 29, 2016, the unrecognized compensation expense on stock options was $1.4 million, which is expected to be recognized over a weighted average period of 1.5 years.

Share-based compensation expense was $0.2 million and $0.4 million for the thirteen week periods ended October 29, 2016 and October 31, 2015, respectively. For the thirty-nine week periods ended October 29, 2016 and October 31, 2015, share-based compensation expense was $0.5 million and $1.0 million, respectively. Share-based compensation expense was lower for the thirty-nine week period ended October 29, 2016 due to forfeitures.

G. LOSS PER SHARE

The following is a reconciliation of the outstanding shares utilized in the computation of the loss per share:

	13 Weeks Ended October 29, 2016	13 Weeks Ended October 31, 2015	39 Weeks Ended October 29, 2016	39 Weeks Ended October 31, 2015
Basic weighted average shares outstanding	19,482,431	19,424,184	19,456,819	19,396,781
Dilutive effect of share-based awards	—	—	—	—

Diluted weighted average shares outstanding	19,482,431	19,424,184	19,456,819	19,396,781

The anti-dilutive effect of 2,019,144 and 1,869,119 stock options has been excluded from diluted weighted average shares outstanding for the thirteen and thirty-nine week period ended October 29, 2016, respectively. The anti-dilutive effect of 1,855,035 and 1,602,550 stock options has been excluded from diluted weighted average shares outstanding for the thirteen and thirty-nine weeks ended October 31, 2015, respectively.

H. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash investing activities and other cash flow information:

	13 Weeks Ended October 29, 2016	13 Weeks Ended October 31, 2015	39 Weeks Ended October 29, 2016	39 Weeks Ended October 31, 2015
Non-cash investing and financing activities:
Purchases of property and equipment in accrued expenses at the end of the period	$1,972	$1,090	$1,972	$1,090
Sales of property and equipment pursuant to sale-leaseback accounting	9,201	465	11,245	8,333
Dividends payable forfeited on unvested restricted stock	—	7	44	7
Deferred financing fees in accrued expenses at the end of the period	11	33	11	33
Other cash flow information:
Cash paid for interest, net	847	843	2,322	2,178
Cash received for income taxes, net	(2,136)	(8,552)	(2,072)	(8,531)

Sales of property and equipment pursuant to sale-leaseback accounting represents the amount of structural assets sold to the landlord at the completion of construction for which the Company was deemed the owner during the construction period, pursuant to sale-leaseback accounting, and for which no cash was received upon transfer of ownership.

I. RELATED PARTY DISCLOSURE

The Company has a services agreement with Sun Capital Partners Management V, LLC (“Sun Capital Management”), an affiliate of the private equity firm Sun Capital Partners, Inc. (“Sun Capital”) to (1) reimburse Sun Capital Management for out-of-pocket expenses incurred in providing consulting services to the Company and (2) provide Sun Capital Management with customary indemnification for any such services. Sun Capital was reimbursed $9 thousand and $3 thousand during the thirteen week periods ended October 29, 2016 and October 31, 2015 and $43 thousand and $23 thousand during the thirty-nine week periods ended October 29, 2016 and October 31, 2015, respectively. Additionally, the Company purchased merchandise inventories of $0.3 million and $0.9 million in the normal course of business from merchandise vendors which are Sun Capital affiliates during the thirteen week periods ended October 29, 2016 and October 31, 2015, and $1.2 million and $1.5 million during the thirty-nine week periods ended October 29, 2016 and October 31, 2015 respectively.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, or strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the factors described in “Item 1A – Risk Factors” in our fiscal year 2015 Annual Report on Form 10-K and in “Part II, Item 1A – Risk Factors” of this Quarterly Report on Form 10-Q.

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

Executive Overview

Gordmans is an everyday value price department store featuring a large selection of brands, fashions and styles at up to 60% off department and specialty store prices every day in a fun, easy-to-shop environment. Our merchandise assortment includes apparel and footwear for men, women and children, accessories (including fragrances) and home fashions. The origins of Gordmans date back to 1915, and as of October 29, 2016, we operated 106 stores in 22 states situated in a variety of shopping center developments, including lifestyle centers, power centers and enclosed regional shopping malls. We also operate an eCommerce site which provides a broad selection of merchandise in a convenient, user-friendly digital platform.

We opened five new stores and closed one existing store during the thirty-nine weeks ended October 29, 2016. This compares to opening six new stores and closing one existing store during the thirty-nine weeks ended October 31, 2015.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all operating costs not included in cost of sales. These expenses include payroll and other expenses related to operations at our corporate office, store and eCommerce expenses, occupancy costs, certain distribution and warehousing costs, pre-opening and closing expenses, depreciation and amortization and advertising expenses. Our ability to manage store level and certain other operating expenses directly impacts our operating results.

Overview

The net loss for the thirteen and thirty-nine weeks ended October 29, 2016 was $4.8 million and $12.5 million, respectively, as compared to a net loss of $2.8 million and $5.4 million, respectively, for the thirteen and thirty-nine weeks ended October 31, 2015. Below is a summary of our financial results for the thirteen and thirty-nine weeks ended October 29, 2016.

•

Net sales decreased 6.7% and 5.7%, respectively, for the thirteen and thirty-nine weeks ended October 29, 2016 as compared to the thirteen and thirty-nine weeks ended October 31, 2015. Lower net sales were driven by a decrease in comparable store sales impacted by lower traffic during the thirteen and thirty-nine weeks ended October 29 2016, partially offset by an increase in non-comparable stores and an increase in the average sale per transaction during the thirteen and thirty-nine weeks ended October 29, 2016. Comparable store sales on an owned basis decreased 9.5% and

8.5%, respectively, for the thirteen and thirty-nine weeks ended October 29, 2016 as compared to an increase of 0.8% and a decrease of 0.8%, respectively, for the thirteen and thirty-nine weeks ended October 31, 2015. On an owned and licensed basis, comparable store sales declined 9.3% and 8.3%, respectively, for the thirteen and thirty-nine weeks ended October 29, 2016 as compared an increase of 0.3% and a decrease of 0.8%, respectively, for the thirteen and thirty-nine weeks ended October 31, 2015.

•	Gross profit margin decreased 60 basis points during the thirteen weeks ended October 29, 2016 and 70 basis points during the thirty-nine weeks ended October 29, 2016, as compared to the thirteen weeks and thirty-nine weeks ended October 31, 2015, primarily as a result of higher merchandise inventory markdowns.

•	Selling, general and administrative expenses increased 200 basis points to 48.7% of net sales for the thirteen weeks ended October 29, 2016 compared to 46.7% of net sales for the thirteen weeks ended October 31, 2015 and increased 250 basis points to 47.6% of net sales for the thirty-nine weeks ended October 29, 2016 compared to 45.1% of net sales for the thirty-nine weeks ended October 31, 2015. The decrease in selling, general and administrative expenses for the thirteen and thirty-nine weeks ended October 29, 2016 was primarily due to lower advertising and store expenses, partially offset by higher professional fees related to the comprehensive expense review, eCommerce operations which were launched during the second quarter of fiscal 2015 and higher depreciation.

Basis of Presentation and Results of Operations

The consolidated financial statements include the accounts of Gordmans Stores, Inc. and its subsidiaries, Gordmans Intermediate Holding Corp., Gordmans, Inc., Gordmans Management Company, Inc., Gordmans Distribution Company, Inc. and Gordmans LLC. All intercompany transactions and balances have been eliminated in consolidation. We utilize a typical retail 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest January 31. Fiscal years 2016 and 2015 represent fifty-two week years ending January 28, 2017 and ended January 30, 2016, respectively. All references to fiscal years are to the calendar year in which the fiscal year begins. The thirteen weeks ended October 29, 2016 and October 31, 2015 represent the third quarters of fiscal 2016 and fiscal 2015, respectively. The thirty-nine weeks ended October 29, 2016 and October 31, 2015 represent the first three quarters of fiscal 2016 and fiscal 2015, respectively.

The table below sets forth the consolidated statements of operations data for the periods presented (in thousands):

	13 Weeks Ended October 29, 2016	13 Weeks Ended October 31, 2015	39 Weeks Ended October 29, 2016	39 Weeks Ended October 31, 2015
Statements of Operation Data:
Net sales	$143,483	$153,856	$417,791	$443,230
License fees from leased departments	1,944	2,196	5,941	6,615
Cost of sales	(82,553)	(87,700)	(241,784)	(253,698)

Gross profit	62,874	68,352	181,948	196,147
Selling, general and administrative expenses	(69,906)	(71,915)	(199,048)	(200,052)

Loss from operations	(7,032)	(3,563)	(17,100)	(3,905)
Interest expense, net	(874)	(892)	(2,539)	(2,966)
Loss on extinguishment of debt	—	—	—	(2,014)

Loss before taxes	(7,906)	(4,455)	(19,639)	(8,885)
Income tax benefit	3,083	1,692	7,114	3,465

Net loss	$(4,823)	$(2,763)	$(12,525)	$(5,420)

The table below sets forth the components of the consolidated statements of operations as a percentage of net sales:

	13 Weeks Ended October 29, 2016 (1)	13 Weeks Ended October 31, 2015 (1)	39 Weeks Ended October 29, 2016 (1)	39 Weeks Ended October 31, 2015 (1)
Net sales	100.0%	100.0%	100.0%	100.0%
License fees from leased departments	1.4	1.4	1.4	1.5
Cost of sales	(57.5)	(57.0)	(57.9)	(57.2)

Gross profit	43.8	44.4	43.6	44.3
Selling, general and administrative expenses	(48.7)	(46.7)	(47.6)	(45.1)

Loss from operations	(4.9)	(2.3)	(4.1)	(0.9)
Interest expense, net	(0.6)	(0.6)	(0.6)	(0.7)
Loss on extinguishment of debt	—	—	—	(0.5)

Loss before taxes	(5.5)	(2.9)	(4.7)	(2.0)
Income tax benefit	2.1	1.1	1.7	0.8

Net loss	(3.4)%	(1.8)%	(3.0)%	(1.2)%

(1)	Percentages may not foot due to rounding.

Thirteen Weeks Ended October 29, 2016 Compared to Thirteen Weeks Ended October 31, 2015

Net Sales

Net sales for the thirteen weeks ended October 29, 2016 decreased $10.4 million, or 6.7%, to $143.5 million as compared to $153.9 million for the thirteen weeks ended October 31, 2015. This decrease was primarily the result of a decrease in comparable store sales due to lower guest traffic partially offset by an increase in non-comparable store sales due to the opening of four net new stores in the thirty-nine weeks ended October 29, 2016. Owned comparable store sales decreased $13.9 million, or 9.5%, while owned and licensed comparable store sales decreased 9.3% during the thirteen weeks ended October 29, 2016. The comparable store sales decrease was primarily due to a low-double digit decrease in comparable transactions resulting from a decrease in guest traffic, partially offset by a low-single digit increase in the average sale per transaction. From a major merchandising category perspective, Accessories (including fragrances) and Apparel generated low-double digit comparable store sales decreases, while Home Fashions experienced a mid-single digit comparable store sales decrease for the thirteen weeks ended October 29, 2016 compared to the thirteen weeks ended October 31, 2015.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments was $1.9 million, or 1.4% of net sales, for the thirteen weeks ended October 29, 2016 and $2.2 million, or 1.4% of net sales, for the thirteen weeks ended October 31, 2015. This decrease was primarily due to the decrease in maternity license fees as our license agreement related to our maternity business expired in March 2016 and was not renewed.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirteen weeks ended October 29, 2016 decreased $5.5 million, or 8.0%, to $62.9 million as compared to $68.4 million for the thirteen weeks ended October 31, 2015. Gross profit margin decreased 60 basis points to 43.8% of net sales as compared to 44.4% of net sales for the thirteen weeks ended October 31, 2015. The 60 basis point decrease in gross profit was due primarily to higher merchandise inventory markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses during the thirteen weeks ended October 29, 2016 decreased $2.0 million, or 2.8%, to $69.9 million as compared to $71.9 million for the thirteen weeks ended October 31, 2015. As a percentage of net sales, selling, general and administrative expenses were 48.7% for the thirteen weeks ended October 29, 2016 compared to 46.7% for the thirteen weeks ended October 31, 2015, a 200 basis point increase.

Advertising expenses decreased $1.5 million during the thirteen weeks ended October 29, 2016 as compared to the thirteen weeks ended October 31, 2015 due primarily to a decrease in television advertising, direct mail and preprint expenses.

Store expenses decreased $1.2 million during the thirteen weeks ended October 29, 2016 as compared to the thirteen weeks ended October 31, 2015 primarily due to in-store merchandise credit breakage recorded during the third quarter fiscal 2016. Breakage for in-store merchandise credit is recognized as revenue when the likelihood of redemption becomes remote which has been determined to be three years from the date of issuance. Store expenses also decreased due to lower store payroll in existing stores as a result of our comprehensive expense review, partially offset by an increase in expenses associated with new store openings and the launch of eCommerce operations in mid-2015. Store expenses were 120 basis points higher in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, primarily due to the deleveraging of store costs associated with the decrease in comparable store sales and the launch of eCommerce operations in mid-2015, partially offset by in-store merchandise credit breakage.

Distribution center expenses decreased $0.5 million during the thirteen weeks ended October 29, 2016 primarily due to lower delivery costs as a result of lower inventory receipts during the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, partially offset by higher capitalized freight.

Pre-opening and closing expenses decreased $0.1 million during the thirteen weeks ended October 29, 2016 due to the opening of three new stores in the third quarter of fiscal 2016 compared to the opening of two new stores and closing one existing store during the third quarter of fiscal 2015.

Depreciation and amortization expenses increased $0.4 million, or 50 basis points as a percentage of net sales, during the thirteen weeks ended October 29, 2016 as compared to the thirteen weeks ended October 31, 2015 due to increased investment in technology, including the launch of eCommerce operations in mid-2015 and new store openings.

Corporate expenses increased $0.9 million, or 110 basis points, during the thirteen weeks ended October 29, 2016 as compared to the thirteen weeks ended October 31, 2015, primarily due to higher professional service fees related to our engagement of an outside party to assist in identifying expense savings opportunities, partially offset by a decrease in share-based compensation expense due primarily to forfeitures.

Interest Expense, Net

Interest expense, net for the thirteen weeks ended October 29, 2016 and October 31, 2015 was $0.9 million.

Loss before Taxes

The loss before taxes for the thirteen weeks ended October 29, 2016 was $7.9 million compared to the loss before taxes of $4.5 million in the thirteen weeks ended October 31, 2015. As a percentage of net sales, the loss before taxes was 5.5% for the third quarter of fiscal 2016 compared to the loss before taxes of 2.9% for the third quarter of fiscal 2015.

Income Tax Benefit

The income tax benefit for the thirteen weeks ended October 29, 2016 was $3.1 million compared to $1.7 million for the thirteen weeks ended October 31, 2015. The effective tax rate for the third quarter of fiscal 2016 of 39.0% compared to the effective tax rate of 38.0% for the third quarter of fiscal 2015. The effective rate differed from the federal enacted rate of 35% primarily due to federal tax credits and state taxes, net of federal benefits.

We have considered the future reversal of deferred tax liabilities, projected operating results as well as projected taxable income and have concluded that it is more likely than not that existing gross deferred tax assets will be realized. If our financial performance does not improve or deteriorates, the reversals of deferred tax liabilities may not be sufficient to offset current operating losses and an additional or a full valuation allowance may become necessary. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

Net Loss

The net loss for the thirteen weeks ended October 29, 2016 was $4.8 million compared to a net loss of $2.8 million for the thirteen weeks ended October 31, 2015.

Thirty-nine Weeks Ended October 29, 2016 Compared to Thirty-nine Weeks Ended October 31, 2015

Net Sales

Net sales for the thirty-nine weeks ended October 29, 2016 decreased $25.4 million, or 5.7%, to $417.8 million as compared to $443.2 million for the thirty-nine weeks ended October 31, 2015. This decrease was primarily the result of a decrease in comparable store sales due to lower guest traffic partially offset by an increase in non-comparable store sales due to the opening of four net new stores in the thirty-nine weeks ended October 29, 2016. Owned comparable store sales decreased $36.5 million, or 8.5%, while owned and licensed comparable store sales decreased 8.3% during the thirty-nine weeks ended October 29, 2016. The comparable store sales decrease was primarily due to a low-double digit decrease in comparable transactions resulting from a decrease in guest traffic, partially offset by a low-single digit increase in the average sale per transaction. From a major merchandising category perspective, Apparel and Accessories (including fragrances) generated high-single digit comparable store sales decreases, while Home Fashions experienced a mid-single digit comparable store sales decrease for the thirty-nine weeks ended October 29, 2016 compared to the thirty-nine weeks ended October 31, 2015.

License Fees from Leased Departments

License fee income related to sales of merchandise in leased departments for the thirty-nine weeks ended October 29, 2016 decreased $0.7 million, or 10.2%, to $5.9 million compared to the thirty-nine weeks ended October 31, 2015, primarily due to the decrease in maternity license fees as our license agreement related to our maternity business expired in March 2016 and was not renewed.

Gross Profit

Gross profit, which includes license fees from leased departments, for the thirty-nine weeks ended October 29, 2016 decreased $14.2 million, or 7.2%, to $181.9 million as compared to $196.1 million for the thirty-nine weeks ended October 31, 2015. Gross profit margin decreased 70 basis points to 43.6% of net sales as compared to 44.3% of net sales for the thirty-nine weeks ended October 31, 2015. The 70 basis point decrease was primarily due higher merchandise inventory markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirty-nine weeks ended October 29, 2016 decreased $1.0 million, or 0.5%, to $199.0 million as compared to $200.1 million for the thirty-nine weeks ended October 31, 2015. As a percentage of net sales, selling, general and administrative expenses increased to 47.6% during the thirty-nine weeks ended October 29, 2016 as compared to 45.1% during the thirty-nine weeks ended October 31, 2015, a 250 basis point increase.

Distribution center expenses decreased $1.4 million in the thirty-nine weeks ended October 29, 2016 primarily due to lower delivery, processing and payroll costs as a result of lower inventory receipts during the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015, partially offset by lower capitalized freight.

Store expenses decreased $1.1 million for the thirty-nine weeks ended October 29, 2016 as compared to the thirty-nine weeks ended October 31, 2015 primarily due to in-store merchandise credit breakage recorded during the third quarter fiscal 2016. Breakage for in-store merchandise credit is recognized as revenue when the likelihood of redemption becomes remote which has been determined to be three years from the date of issuance. Store expense also decreased due to lower store payroll in existing stores as a result of our comprehensive expense review, partially offset by an increase in expenses associated with new store openings and the launch of eCommerce operations in mid-2015. Store expenses were 140 basis points higher in the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015 primarily due to the deleveraging of store costs associated with the comparable store sales decline and the launch of eCommerce operations in mid-2015.

Advertising expenses decreased $1.0 million, or 10 basis points, during the thirty-nine weeks ended October 29, 2016 as compared to the thirty-nine weeks ended October 31, 2015 primarily due to a decrease in television advertising, direct mail and preprint expenses during the thirty-nine weeks ended October 29, 2016.

Pre-opening and closing expenses decreased $0.8 million, or 10 basis points as a percentage of net sales, for the thirty-nine weeks ended October 29, 2016 compared to the thirty-nine weeks ended October 31, 2015 due to the opening of five new stores and closing one existing store during the first three quarters of fiscal 2016 compared to the opening of six new stores and closing one existing store during the first three quarters of fiscal 2015.

Depreciation and amortization expenses increased $1.1 million, or 40 basis points as a percentage of net sales, for the thirty-nine weeks ended October 29, 2016 as compared to the thirty-nine weeks ended October 31, 2015 due to increased investment in technology, including the launch of eCommerce operations in mid-2015 and new store openings.

Corporate expenses increased $2.2 million, or 90 basis points, during the thirty-nine weeks ended October 29, 2016 as compared to the thirty-nine weeks ended October 31, 2015, primarily due to higher professional service fees related to our engagement of an outside party to assist in identifying expense savings opportunities, partially offset by lower share-based compensation expense due primarily to forfeitures.

Interest Expense

Interest expense, net for the thirty-nine weeks ended October 29, 2016 decreased $0.4 million to $2.5 million compared to $3.0 million for the thirty-nine weeks ended October 31, 2015 due primarily to a 225 basis point reduction in the interest rate on the refinanced term loan during the second quarter of fiscal 2015, partially offset by higher borrowings on the revolving line of credit facility.

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

Loss before Taxes

The loss before taxes for the thirty-nine weeks ended October 29, 2016 increased to $19.6 million compared to the loss before taxes of $8.9 million in the thirty-nine weeks ended October 31, 2015. As a percentage of net sales, the loss before taxes was 4.7% of net sales for the thirty-nine weeks ended October 29, 2016 compared to the loss before taxes of 2.0% of net sales for the thirty-nine weeks ended October 31, 2015.

Income Tax Benefit

The income tax benefit for the thirty-nine weeks ended October 29, 2016 was $7.1 million and included a partial valuation allowance on deferred tax assets of $0.5 million of expense related to certain long term leases, which was recorded during the second quarter of fiscal 2016. The income tax benefit was $3.5 million for the thirty-nine weeks ended October 31, 2015. The effective tax rate for the first three quarters of fiscal 2016 of 36.2% compared to the effective tax rate of 39.0% for the first three quarters of fiscal 2015. The effective rate differed from the federal enacted rate of 35% primarily due to federal tax credits and state taxes, net of federal benefits, and the partial valuation allowance recorded in the second quarter of fiscal 2016.

We have considered the future reversal of deferred tax liabilities, projected operating results as well as projected taxable income and have concluded that it is more likely than not that existing gross deferred tax assets will be realized. If our financial performance does not improve or deteriorates, the reversals of deferred tax liabilities may not be sufficient to offset current operating losses and additional or a full valuation allowance may become necessary. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

Net Loss

The net loss for the thirty-nine weeks ended October 29, 2016 was $12.5 million compared to $5.4 million for the thirty-nine weeks ended October 31, 2015. As a percentage of net sales, the net loss was 3.0% of net sales for the first three quarters of fiscal 2016 compared to the net loss of 1.2% of net sales for the first three quarters of fiscal 2015.

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

Liquidity and Capital Resources

Our primary ongoing cash requirements are for operating expenses, inventory, store and distribution center capital improvements, investments in our information technology, including our eCommerce operations which were launched in mid-2015 and the point-of-sale system completed in the third quarter of fiscal 2016, capital expenditures for existing store improvements and investments in our distribution centers, as well as debt service. Our typical investment in a new store is approximately $1.2 million, which represents pre-opening expenses of $0.3 million and inventory of $0.9 million (of which $0.3 million is typically financed through trade payables). The fixed assets and leasehold improvements associated with a new store opening, excluding structural costs, of approximately $1.2 million have typically been financed by landlords through favorable tenant improvement allowances. There are no new store openings scheduled for fiscal 2017. Our primary sources of funds for our business activities are cash from operations, borrowings under our revolving line of credit facility and tenant improvement allowances.

We have experienced losses of $12.5 million during the thirty-nine week period ending October 29, 2016 and $4.3 million and $3.5 million during fiscal years ended January 30, 2016 and January 31, 2015, respectively. Additionally, during the thirty-nine week period ended October 29, 2016, and the fiscal years ended January 30, 2016 and January 31, 2015, we had net cash provided by (used in) operating activities of $(24.9) million, $8.6 million and $45.2 million, respectively. Cash flows from operating activities are typically the lowest during the third quarter which includes higher inventory levels in preparation for the holiday selling period. We have generated positive operating cash flows in each of the years ended January 30, 2016, January 31, 2015 and February 1, 2014. Since the third quarter of fiscal 2013, we have relied on bank borrowings for our capital needs to fund the Company’s operations. If financial performance does not improve we will be required to rely more heavily on bank borrowings.

Our working capital at October 29, 2016 was $0.7 million compared to working capital of $22.2 million at January 30, 2016 and $17.7 million at October 31, 2015. The decrease in working capital from January 30, 2016 to October 29, 2016 primarily relates to higher borrowings on our line of credit facility due to the timing of capital expenditures and higher seasonal merchandise inventories and accounts payables during the third quarter of fiscal 2016 compared to fiscal year end 2015 and 2014.

Total long-term debt, net of debt issue costs increased from $45.7 million at January 30, 2016 to $85.5 million at October 29, 2016 primarily due to higher borrowings on our line of credit facility at October 29, 2016. On September 2, 2016, the Borrower entered into the Ninth Amendment (the “Ninth Amendment”) to Loan, Guaranty and Security agreement with Wells Fargo. The Ninth Amendment increases the maximum revolving loan commitment under its revolving credit facility from $80.0 million to $100.0 million. In connection with the revolving line of credit facility increase, the Company’s borrowing base term loan reserve calculation now includes a minimum term loan reserve of $5.0 million. The majority of the secured term loan principal is due on the maturity date of June 28, 2020, with quarterly principal payments of $0.4 million through the maturity date. We intend to pay down the revolving line of credit facility with available cash flows from operations. The revolving line of credit facility matures in June 2020. We were in compliance with all of our debt covenants as of October 29, 2016, as such there are currently no requirements to pay down the facility until its maturity date.

The Company paid a prepayment premium of $0.3 million related to the Cerberus senior term loan early extinguishment during the second quarter of fiscal 2015, which was equal to 1.0% of the outstanding principal balance at the time of the payoff of the Cerberus senior term loan.

There were $58.0 million of borrowings outstanding under our revolving line of credit facility at October 29, 2016, as compared to $17.0 million at January 30, 2016 and $35.9 million at October 31, 2015. Cash and cash equivalents were $8.4 million, $7.0 million and $8.9 million at October 29, 2016, January 30, 2016 and October 31, 2015, respectively. Net cash used in operating activities was $24.9 million during the thirty-nine weeks ended October 29, 2016 compared to net cash used in operating activities of $11.8 million during the thirty-nine weeks ended October 31, 2015. Average borrowings under our revolving line of credit facility increased to $31.7 million for the thirty-nine weeks ended October 29, 2016 from $19.5 million in thirty-nine weeks ended October 31, 2015. The largest amount borrowed at one time during the thirty-nine weeks ended October 29, 2016 was $58.0 million compared to $35.9 million during the thirty-nine weeks ended October 31, 2015. Excess availability under our revolving line of credit facility, which includes up to $3.0 million of unrestricted cash, was $36.1 million at October 29, 2016 compared to $59.3 million at January 30, 2016 and $40.6 million at October 31, 2015. Stockholders’ equity was $22.7 million as of October 29, 2016 compared to $34.9 million as of January 30, 2016 and $34.1 million as of October 31, 2015.

During the course of our seasonal business cycle, working capital is needed to support inventory for existing stores, particularly during peak selling seasons. Historically, our working capital needs are lowest in the first quarter and peak late in the third quarter or early in the fourth quarter in anticipation of the holiday selling season. Management believes that the net cash provided by operating activities, bank borrowings, vendor trade terms, factor credit availability, tenant improvement allowances and the use of operating leases for new stores will be sufficient to fund anticipated current and long-term capital expenditures and working capital requirements.

Our ability to have sufficient liquidity in future periods in order to continue meeting all of our payment obligations, including those under our loan agreement, will depend on generating positive operating cash flow, primarily through improvement in comparable store sales, operating with lower comparable store inventory levels, improved gross profit and controlling and reducing our expenses, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control. See “Part II, Item 1A. Risk Factors.”

Capital Expenditures

Net capital expenditures during the thirty-nine weeks ended October 29, 2016 and October 31, 2015 were $13.1 million and $10.7 million, respectively. The increase in net capital expenditures during the thirty-nine weeks ended October 29, 2016 is primarily related to the timing of new store capital expenditures and increased investment in technology including the new point of sales system.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	39 Weeks Ended October 29, 2016	39 Weeks Ended October 31, 2015
Cash flows used in operating activities	$(24,863)	$(11,787)
Cash flows used in investing activities	(13,202)	(10,706)
Cash flows provided by financing activities	39,533	23,719

Increase in cash and cash equivalents	1,468	1,226
Cash and cash equivalents at beginning of period	6,969	7,634

Cash and cash equivalents at end of period	$8,437	$8,860

Cash Flows from Operating Activities

Net cash used in operating activities for the thirty-nine weeks ended October 29, 2016 was $24.9 million, which included a net loss of $12.5 million and noncash charges of $6.5 million comprised of depreciation and amortization expense of $13.5 million, deferred tax valuation allowance of $0.5 million, share-based compensation expense of $0.5 million, a loss on property disposals and impairment charges of $0.4 million and amortization of deferred financing fees of $0.2 million, offset by the deferred tax asset shortfall related to share-based compensation of $0.2 million and changes in deferred income taxes of $8.5 million. Net cash used in operating activities in the thirty-nine weeks ended October 29, 2016 was favorably impacted by an increase in accounts payable of $28.3 million due higher merchandise inventory receipts attributable to the seasonal inventory build for the holiday season compared to fiscal year end 2015, a $2.3 million decrease in accounts, landlord and income taxes receivable due to the collection of the fiscal year 2015 federal tax refund and a decrease in other assets of $0.1 million. The increases in operating cash flows for the thirty-nine weeks ended October 29, 2016 were partially offset by a $47.0 million increase in merchandise inventories primarily related to higher seasonal inventory levels for the holiday selling season, a decrease in deferred rent primarily related to new stores of $1.3 million, an increase in prepaid and other current assets of $0.8 million primarily related to new store growth and prepaid advertising and a $0.3 million decrease in accrued expenses and other liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities in the thirty-nine weeks ended October 29, 2016 and October 31, 2015 was $13.2 million and $10.7 million, respectively. Cash of $22.8 million and $14.3 million was used for purchases of property and equipment during the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively. This increase in purchases of property and equipment during the thirty-nine weeks ended October 29, 2016 is primarily due to timing differences in new store capital expenditures impacted by sale-leaseback accounting as well as increased investment in the new point-of-sale system.

Proceeds from sale-leaseback transactions were $9.6 million and $3.6 million for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively, where the Company was deemed the accounting owner of the structural property additions during the new store construction period pursuant to the underlying lease agreement. This $6.0 million increase in cash generated from proceeds from sale-leaseback transactions primarily resulted from the timing of receipt of payments from landlords.

Cash Flows from Financing Activities

Net cash provided by financing activities was $39.5 million during the thirty-nine weeks ended October 29, 2016, as compared to net cash provided by financing activities of $23.7 million during the thirty-nine weeks ended October 31, 2015. Borrowings and repayments on our revolving line of credit facility were $179.5 million and $138.6 million, respectively, during the thirty-nine weeks ended October 29, 2016, compared to $169.4 million and $144.5 million, respectively, during the thirty-nine weeks ended October 31, 2015. Cash of $1.4 million was also used during the thirty-nine weeks ended October 29, 2016 for payments on our secured term loan and on capital lease obligations compared to cash of $30.0 million used during the thirty-nine weeks ended October 31, 2015 for payment of long term debt including the Cerberus senior term loan payoff. Cash proceeds of $30.0 million were received from the new Wells Fargo secured term loan that were used to extinguish the Cerberus senior term loan in full during the thirty-nine weeks ended October 31, 2015. Cash of $48 thousand was paid for debt financing fees during the thirty-nine weeks ended October 31, 2015 related to the Ninth Amendment to the loan agreement effective September 2, 2016. Additionally, the Company was subject to a penalty of $0.3 million, which was equal to 1.0% of the outstanding principal balance and was paid during the second quarter of fiscal 2015 on the early extinguishment of debt. Proceeds of $31 thousand were received in connection with the exercise of stock options during the thirty-nine weeks ended October 31, 2015.

Existing Credit Facilities

Gordmans, Inc. is the borrower under a loan, guaranty and security agreement dated as of February 20, 2009, as amended, with Wells Fargo Bank, National Association as agent and a lender and with certain other lender parties thereto from time to time. Gordmans Stores, Inc., Gordmans Intermediate Holdings Corp., Gordmans Distribution Company, Inc., Gordmans Management Company, Inc. and Gordmans LLC are all guarantors under the loan agreement. The description which follows includes the terms of the Ninth Amendment to the loan agreement, which became effective September 2, 2016 (the “Ninth Amendment”). The Ninth Amendment increases the borrowing availability under its revolving line of credit facility from $80.0 million to $100.0 million. In connection with the revolving line of credit facility increase, the Company’s borrowing base term loan reserve calculation now includes a minimum term loan reserve of $5.0 million.

The loan, guaranty and security agreement provides for a $100.0 million revolving line of credit facility. Our revolving line of credit facility is available for working capital and other general corporate purposes and is scheduled to expire on June 28, 2020. At October 29, 2016, we had $58.0 million of borrowings outstanding under our revolving line of credit facility as compared to outstanding borrowings of $17.0 million at January 30, 2016 and $35.9 million at October 31, 2015. The availability of our revolving line of credit facility is subject to a borrowing base, which is comprised of eligible credit card receivables and the liquidation value of eligible landed inventory, eligible distribution center inventory and eligible in-transit inventory less a minimum term loan reserve of $5.0 million. The Company is required to maintain minimum excess availability under the revolving line of credit facility of at least $20.0 million, the calculation of which includes up to $3.0 million of unrestricted cash. Excess availability under our revolving line of credit facility was $36.1 million at October 29, 2016 and included letters of credit issued with an aggregate face amount of $9.0 million.

There were borrowings under the facility of an aggregate of $179.5 million during the first three quarters of fiscal 2016 and repayments of $138.6 million during the first three quarters of fiscal 2016.

Interest is payable on borrowings under our revolving line of credit facility monthly at a rate equal to LIBOR or the base rate as selected by management, plus an applicable margin which ranges from 0.75% to 2.00% set quarterly dependent upon the whether excess availability is less than or greater than $40.0 million. Borrowings under this facility totaling $5.0 million bore interest at a rate of 4.25% under the base rate option and $53.0 million bore interest at rates between 2.28% and 2.29% under the LIBOR option at October 29, 2016.

An unused line fee is payable quarterly in an amount equal to 0.25% of the sum of the average daily unused revolver amount during the immediately preceding month plus the average daily balance of the letter of credit usage during the immediately preceding month. An administrative agent fee is also payable under the facility on an annual basis.

The revolving line of credit facility has a first lien on all collateral other than term loan priority collateral and a second lien on the term loan priority collateral, as defined in the loan agreement.

The secured term loan matures on the same date as the revolving line of credit facility and has principal payments of $0.4 million due on a quarterly basis beginning in October 2015 through the maturity date, with the remaining principal due on the maturity date of June 28, 2020. The Company may repay at any time all or a portion of the outstanding principal amount of the secured term loan facility, subject to a prepayment premium equal to 3.0% in the first year, 1.5% in the second year, 0.5% in the third year and 0.0% thereafter. The term loan carries an interest rate equal to the LIBOR rate plus 6.25% with a floor of 1.0%. The interest rate on the term loan was 7.25% at October 29, 2016, January 30, 2016, and October 31, 2015. The term loan is secured by the same collateral as the revolving line of credit facility but has a priority lien on real estate, fixtures, equipment, intellectual property and books, records, permits, licenses, insurance, in each case related to term loan priority collateral, and proceeds thereof and a second lien on the revolving priority collateral, as defined in the loan agreement.

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

As of October 29, 2016, the Company was in compliance with all of its debt covenants and expects to be in compliance with all of its debt covenants for measurement periods occurring through the remainder of fiscal 2016.

We also entered into two capital leases to purchase computer hardware and software during fiscal 2014. The Company’s remaining obligation under theses capital leases was $0.6 million at October 29, 2016.

Contractual Obligations and Off-Balance-Sheet Arrangements

There have been no material changes to our contractual obligations and off-balance sheet arrangements as described on page 45 in our Form 10-K for the fiscal year ended January 30, 2016.

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

Borrowings under our revolving line of credit facility bear interest at various rates, with two rate options at the discretion of management as follows: (1) for base rate advances, borrowings bear interest at the prime rate plus 1.00% when average excess availability is less than or equal to $40.0 million and the prime rate plus 0.75% when average excess availability is greater than $40.0 million, and (2) for LIBOR rate advances, borrowings bear interest at the LIBOR rate plus 2.00% when average excess availability is less than or equal to $40.0 million and the LIBOR rate plus 1.75% when average excess availability is greater than $40.0 million. Borrowings and repayments under our revolving line of credit facility may not exceed the lesser of a calculated borrowing base or $100.0 million. Borrowings and repayments under our revolving line of credit facility during the thirty-nine weeks ended October 29, 2016 were $179.5 million and $138.6 million respectively, with $58.0 million being the largest amount borrowed at one time during the thirty-nine weeks ended October 29, 2016. Borrowings outstanding under the revolving line of credit facility were $58.0 million at October 29, 2016. Average borrowings during the first three quarters fiscal 2016 were $31.7 million. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of our revolving line of credit facility. As of October 29, 2016, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.3 million per year.

Borrowings under our term loan bear interest at an interest rate equal to the LIBOR rate plus 6.25% with a floor of 1.00% (7.25% at October 29, 2016). We performed a sensitivity analysis assuming a hypothetical 100 basis point increase in the interest rate applied to the average amount outstanding on the term loan. As of October 29, 2016, the analysis indicated that such a movement would result in an increase to interest expense of approximately $0.3 million per year.

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

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 29, 2016 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our common stock could be delisted from the NASDAQ Global Select Market if our stock price continues to trade below $1.00 per share.

On October 31, 2016, we received a deficiency letter from the Listing Qualifications Department of the NASDAQ Stock Market LLC, or NASDAQ, notifying us that for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Global Select Market pursuant to NASDAQ Listing Rule 5450(a)(1). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have been given 180 calendar days, or until May 1, 2017, to regain compliance with Rule 5450(a)(1). If at any time before May 1, 2017, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written confirmation that we have achieved compliance with Rule 5450(a)(1). If we do not regain compliance with Rule 5450(a)(1) by May 1, 2017, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we must meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Global Select Market, except for the minimum bid price requirement. In addition, we would be required to notify NASDAQ of our intention to cure the minimum bid price deficiency, which may include, if necessary, implementing a reverse stock split.

If we do not regain compliance with Rule 5450(a)(1) by May 1, 2017, and are not eligible for an additional compliance period at that time, NASDAQ will provide written notification that our common stock may be delisted. At that time, we may appeal the NASDAQ delisting determination to a NASDAQ Listing Qualifications Panel. Our common stock would remain listed pending the Panel’s decision. There can be no assurance that if we appeal a delisting determination, that such appeal would be successful.

We plan to continue to monitor the bid price for our common stock and consider various options available to us if our common stock does not trade at a level that is likely to regain compliance. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other NASDAQ listing criteria.

We depend on a small number of factoring companies for a significant portion of our merchandise inventory purchases and our business is highly dependent on our vendors’ ability to obtain financing through these factoring companies.

Our ability to obtain merchandise depends on certain manufacturers’ ability to obtain vendor financing through factoring companies, and to the extent they are unable to secure sufficient credit from those factors, we may not be able to purchase merchandise from them. Although we do not depend on any single factoring company, a significant amount of our merchandise inventory is purchased and factored by a small number of factoring companies. Increasing pressures in the retail industry and on our business may make it more difficult for our vendors to obtain financing through factoring companies on acceptable terms or at all. The loss of key factors, or the inability of our vendors to obtain factor financing on acceptable terms, could make it more difficult for us to acquire sufficient quantities of merchandise within our borrowing constraints which could have a material adverse effect on our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this Quarterly Report:

EXHIBIT INDEX

Exhibit Number	Description

10.1	Ninth Amendment to Loan, Guaranty and Security Agreement, dated September 2, 2016, by and among Gordmans, Inc., each of the other credit parties thereto, the lender party thereto and Wells Fargo Bank, National Association, as arranger, administrative agent and term agent.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 8, 2016

GORDMANS STORES, INC.

By:	/s/ ANDREW T. HALL
Andrew T. Hall
President, Chief Executive Officer and Secretary (Principal Executive Officer)

By:	/s/ JAMES B. BROWN
James B. Brown
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)